Form 10-Q
period 1996-03-31
TECHDYNE INC
filed 1996-05-10
CIK 764039

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996
                               --------------

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ------------------

Commission file number 1-13924
                       -------

                                TECHDYNE, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Florida                                    59-1709103
- - ---------------------------------------------          -----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)

2230 West 77th Street, Hialeah, Florida                         33016
- - ---------------------------------------------          -----------------------
(Address of principal executive offices)                      (Zip Code)


                                (305) 556-9210
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
        -------------------------------------------------------------
        (Former name, former address and form fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  or   No / /

Common Stock Outstanding

    Common Stock, $.01 par value -- 4,043,319 shares as of April 30, 1996.

                        TECHDYNE, INC. AND SUBSIDIARY

                                    INDEX

PART I  --  FINANCIAL INFORMATION

     The Consolidated Condensed Statements of Income (Unaudited) for the three months ended March 31, 1996 and March 31, 1995 include the accounts of the Registrant and its subsidiary.

Item 1. Financial Statements

        1) Consolidated Condensed Statements of Income for the three months ended March 31, 1996 and March 31, 1995.

        2) Consolidated Condensed Balance Sheets as of March 31, 1996 and December 31, 1995.

        3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1996 and March 31, 1995.

        4) Notes to Consolidated Condensed Financial Statements as of March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  --  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                      PART I  --  FINANCIAL INFORMATION

Item 1. Financial Statements



                        TECHDYNE, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                 -------------------------
                                                    1996           1995
                                                    ----           ----
Revenues:
  Sales                                          $6,768,156     $6,741,814
  Litigation settlement                             139,645
  Interest and other income                          35,363         10,253
                                                 ----------     ----------
                                                  6,943,164      6,752,067
Cost and expenses:
  Cost of goods sold                              5,733,206      5,543,011
  Selling, general and administrative expenses      571,922        552,914
  Interest expense                                   67,846        100,237
                                                 ----------     ----------
                                                  6,372,974      6,196,162
                                                 ----------     ----------
Income before income taxes                          570,190        555,905

Income tax provision                                179,927        134,023
                                                 ----------     ----------

        Net income                               $  390,263     $  421,882
                                                 ==========     ==========
Earnings per share:
  Primary                                        $      .09     $      .14
                                                 ==========     ==========
  Fully diluted                                  $      .07
                                                 ==========

See notes to consolidated condensed financial statements.

                        TECHDYNE, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                                              March 31,    December 31,
                                                                1996         1995(A)
                                                                ----         -------
                                                            (Unaudited)
                          ASSETS
Current Assets:
  Cash and cash equivalents                                   $ 3,562,045   $ 3,131,540
  Restricted cash                                                  28,493        27,801
  Accounts receivable, less allowances of $103,000 at
    March 31, 1996 and at December 31, 1995                     3,194,820     3,157,420
  Inventories, less allowances for obsolescence of $318,000
    at March 31, 1996 and $309,000 at December 31, 1995         3,071,465     3,513,196
  Prepaid expenses and other current assets                       459,916       641,132
                                                              -----------   -----------
                Total current assets                           10,316,739    10,471,089
  Property and Equipment:
    Land and improvements                                         183,600       186,000
    Buildings and building improvements                           766,567       756,193
    Machinery and equipment                                     2,754,754     2,726,787
    Tools and dies                                                770,921       770,639
    Leasehold improvements                                         91,582        90,547
                                                              -----------   -----------
                                                                4,567,424     4,530,166
    Less accumulated depreciation                               2,368,925     2,287,695
                                                              -----------   -----------
                                                                2,198,499     2,242,471
Deferred expenses and other assets                                148,926       113,995

Costs in excess of net tangible assets acquired, less
  accumulated amortization of $41,000 at March 31,
  1996 and $40,000 at December 31, 1995                            50,454        51,546
                                                              -----------   -----------
                                                              $12,714,618   $12,879,101
                                                              ===========   ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                            $ 2,519,894   $ 3,094,504
  Accrued expenses                                              1,162,017     1,372,634
  Current portion of long-term debt                               137,000       599,000
  Income taxes payable                                            653,033       483,931
                                                              -----------   -----------
                Total current liabilities                       4,471,944     5,550,069
Deferred gain on sale of real estate                              161,047       161,047

Deferred income taxes                                              88,599        89,757

Long-term debt, less current portion                            1,520,279       729,753

Advances from parent                                            2,457,213     2,685,598

Commitments and Contingencies

Stockholder's Equity
  Common stock, $.01 par value, authorized 10,000,000
    shares; issued and outstanding 4,043,319 shares                40,433        40,433
  Capital in excess of par value                                7,153,581     7,153,581
  Deficit                                                      (2,883,612)   (3,273,875)
  Foreign currency translation adjustments                       (294,866)     (257,262)
                                                              -----------   -----------
    Total stockholders' equity                                  4,015,536     3,662,877
                                                              -----------   -----------
                                                              $12,714,618   $12,879,101
                                                              ===========   ===========

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission in March 1996.


See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               March 31
                                                                      --------------------------
                                                                           1996          1995
                                                                           ----          ----
Operating activities:
  Net income                                                            $  390,263    $  421,882
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
       Depreciation                                                         88,044        78,562
       Amortization                                                          3,384         4,971
       Bad debt expense                                                                   30,000
       Provision for inventory obsolescence                                 72,550        98,000
       Increase (decrease) relating to operating activities
         from:
          Accounts receivable                                              (55,834)     (324,995)
          Inventories                                                      347,018    (1,001,651)
          Prepaid expenses and other current assets                        173,907       (85,136)
          Accounts payable                                                (553,747)      496,020
          Accrued expenses                                                (197,745)      127,130
          Income taxes payable                                             175,346       118,835
                                                                        ----------    ----------
          Net cash provided by (used in) operating activities              443,186       (36,382)

Investing activities:
  Additions to property and equipment, net of minor
    disposals                                                              (63,166)      (67,930)
  Proceeds from restricted cash                                             27,801        26,566
  Restricted cash                                                          (28,493)      (27,060)
  Proceeds from sale of marketable securities                                             35,046
  Deferred expenses and other assets                                       (23,901)       (5,106)
                                                                        ----------    ----------
          Net cash used in investing activities                            (87,759)      (38,484)

Financing activities:
  Proceeds from long-term borrowings                                       181,476
  Payments on long-term debt                                               (61,431)      (51,010)
  Increase (decrease) in advances from parent                              (13,874)       39,179
  Deferred financing costs                                                 (13,616)
                                                                        ----------    ----------

          Net cash provided by (used in) financing activities               92,555       (11,831)

  Effect of exchange rate fluctuations on cash                             (17,477)       (3,619)
                                                                        ----------    ----------

  Increase (decrease) in cash and cash equivalents                         430,505       (90,316)

  Cash and cash equivalents at beginning of year                         3,131,540       439,253
                                                                        ----------    ----------

  Cash and cash equivalents at end of period                            $3,562,045    $  348,937
                                                                        ==========    ==========


See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its wholly-owned subsidiary, Techdyne (Scotland) Limited ("Techdyne (Scotland)"), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is an 62.5% owned subsidiary of Medicore, Inc. (the "Parent"), having been 83.1% owned by the Parent until the completion of its public offering in October 1995.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Business

     The Company is a manufacturer of electronic, electro-mechanical and plastic insert injection molded products used by original equipment manufacturers and distributors primarily in the data processing, telecommunication and instrumentation industries.

Major Customers

     A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

Restricted Cash

     Restricted cash represents cash balances pledged as collateral on a promissory note. See Note 2.

Inventories

     Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised as follows:


                                                                                           March 31,    December 31,
                                                                                             1996          1995
                                                                                          ----------    -----------
Finished goods................................................................            $  639,493    $  617,851
Work in process...............................................................               692,888       692,964
Raw materials and supplies....................................................             1,739,084     2,202,381
                                                                                          ----------    ----------
                                                                                          $3,071,465    $3,513,196
                                                                                          ==========    ==========

                         TECHDYNE, INC. AND SUBSIDIARY

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Property and Equipment

     Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes and by accelerated methods for income tax purposes.

Deferred Expenses

     Deferred expenses, except for deferred loans costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans.

Cost in Excess of Net Tangible Assets Acquired

     The cost in excess of net tangible assets acquired are being amortized over 25 years. If, in the opinion of management, an impairment of value occurs, based on the undiscounted cash flow method, any writedowns will be charged to expense.

Foreign Operations

     Sales of the Company's wholly owned subsidiary, Techdyne (Scotland), are primarily to customers in the United Kingdom with limited sales to other European and Middle East markets.

     The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in the results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time the transactions are recorded and the balance sheet date.

Customer Payment Terms

     The majority of the Company's sales are made at payment terms of net amount due in 30-45 days, depending on the customer.

Income Taxes

     Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

                         TECHDYNE, INC. AND SUBSIDIARY

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Earnings per Share

     Primary earnings per share for the three months ended March 31, 1996 has been computed based on the weighted average number of shares outstanding plus common equivalent shares from dilutive stock options using the modified treasury stock method and average market price, considering the 20% limitation on shares assumed repurchased under the modified treasury stock method, and for the three months ended March 31, 1995 is based on the weighted average number of shares outstanding. Fully diluted per share data has not been presented for 1995 as it is not dilutive. Fully diluted earnings per share for the three months ended March 31, 1996 is computed on the basis of weighted average shares outstanding plus common equivalent shares from dilutive stock options using the modified treasury stock method and average market price plus shares assumed to be issued on the conversion of the convertible promissory note to the Company's Parent, with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values. The credit risk associated with cash and cash equivalents is considered low due to the high quality of the financial institutions in which the assets are invested.

Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets is comprised as follows:


                                                                                         March 31,    December 31,
                                                                                           1996          1995
                                                                                        ----------    -----------
United Kingdom VAT tax receivable.......................................                 $322,884      $491,714
Other...................................................................                  137,032       149,418
                                                                                         --------      --------
                                                                                         $459,916      $641,132
                                                                                         ========      ========

                         TECHDYNE, INC. AND SUBSIDIARY

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised as follows:


                                                                                                March 31,   December 31,
                                                                                                  1996         1995
                                                                                               ----------   -----------
United Kingdom VAT tax payable.....................................................            $  619,564    $  659,625
Other..............................................................................               542,453       713,009
                                                                                               ----------    ----------
                                                                                               $1,162,017    $1,372,634
                                                                                               ==========    ==========

Long-Lived Assets

     In 1996, the Company has adopted the provisions of FAS 121 - Accounting for the Impairment of Long-Lived Assets. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, the Company is not aware of any significant impairment losses.

Stock-Based Compensation

     In 1996, the Company has adopted the provisions of FAS 123 - Accounting for Stock-Based Compensation. The Company will continue to account for stock-based compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees. The Company will disclose the pro forma information required for stock-based compensation plans in its annual financial statements in accordance with FAS 123.

NOTE 2 -- LONG-TERM DEBT

     On February 8, 1996, the Company refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit, due on demand but in no event after June 30, 1996, secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this line of credit at March 31, 1996.

     The bank has also extended two commercial term loans to the Company, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan which had an outstanding balance of $709,000 at March 31, 1996 has a prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot. Under this term loan the Company is obligated to adhere to a variety of affirmative and negative covenants, and the Company may not merge or acquire businesses, create or transfer any assets to a subsidiary, if the aggregate annual value of such transactions exceeds $750,000, cannot sell its interest in its subsidiary Techdyne (Scotland) or allow that Scottish subsidiary to sell all or substantially all of its assets or properties, except inventory in the ordinary course of business, for which the aggregate book value exceeds $500,000. This term loan further provides

                         TECHDYNE, INC. AND SUBSIDIARY

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 2 -- LONG-TERM DEBT -- (CONTINUED)

for restrictions on transactions with related persons, restrictions on dividends except if such does not exceed 30% of the Company's net income in any year, precludes changes in ownership in the Company which would reduce the Parent's ownership to less than 51% and restricts the Company from engaging in any new unrelated business.

     The mortgage issued by the Parent to secure the $712,500 term loan provides the bank with reappraisal rights so that should the principal amount outstanding under the note exceed 75% of the reappraisal value of the mortgaged property, such excess has to be repaid by the Company and/or the Parent. The Parent, as lessor to the Company of these mortgaged properties has assigned the leases, rents and profits to the bank as further security for this $712,500 term loan, provided the Parent may continue to collect the rents until an event of default, in any. The Parent has also subordinated the $2,500,000 of indebtedness due to it from the Company, provided the Company may make payments to the Parent on the subordinated debt from funds received in the Company's recent September, 1995 public offering of stock and warrants or from retained earnings arising subsequent to March 31, 1995, so long as at the time of payment the Company is in compliance with the financial covenants of the term loan agreement. The Parent, as lessor of the properties mortgaged, has subordinated its interests in the leases to the mortgage held by the bank to secure this term loan.

     The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of $197,000 at March 31, 1996 carries no prepayment penalty and is secured by all of the Company's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The financing under the new term loans provided cash proceeds to the Company of approximately $181,000 and included payment of the balance due under the Company's previous term loan of $517,000 and payment of a mortgage of the Parent on a building leased to the Company of $215,000 which has been reflected as a reduction in the intercompany advances due the Parent, both of which represent non-cash financing activities which is a supplemental disclosure required by SFAS 95.

     The Parent has unconditionally guaranteed the payment and performance by the Company of the $2,000,000 revolving loan and the two commercial term loans.

     A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

     The Company has a promissory note payable to a local bank of $145,000 at March 31, 1996 and December 31, 1995, with interest payable monthly at prime with the note maturing April 1997. This note is secured by 2 certificates of deposit of a related company and one certificate of deposit of the Company.

     The prime rate was 8.25% as of March 31, 1996 and 8.5% as of December 31, 1995.

     In July 1994, Techdyne (Scotland) finalized the purchase of the facility which houses it's operations at a cost of approximately $730,000. In connection with the purchase of the real property,

                         TECHDYNE, INC. AND SUBSIDIARY

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 2 -- LONG-TERM DEBT -- (CONTINUED)

Techdyne (Scotland) made a $110,000 payment and obtained a 15 year mortgage of approximately $620,000 with a variable interest rate of 2% above the bank base rate. The principal balance outstanding under this mortgage had a U.S. dollar equivalency of approximately $577,000 and $591,000 at March 31, 1996 and December 31, 1995, respectively. The mortgage transaction represents a noncash financing activity which is a supplemental disclosure required by SFAS 95.

     Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $612,000 at March 31, 1996 and $620,000 at December 31, 1995. This line of credit, which was increased in June 1995 from its previous level of $318,000, operates as an overdraft facility and is secured by assets of Techdyne (Scotland) and is guaranteed by Techdyne. No amounts were outstanding under this line of credit as of March 31, 1996 or December 31, 1995.

     The Company's other debt includes various capital lease and other financing obligations. These financing obligations represent a noncash financing activity which is a supplemental disclosure required by SFAS 95.

     The carrying amount of the Company's borrowings under its debt agreements approximate their fair value.

     Interest payments on all of the above debt amounted to approximately $31,000 and $37,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

NOTE 3 -- INCOME TAXES

     On January 5, 1990, the Parent purchased an additional 21.1% interest in the Company, thereby allowing the Company to be included in the consolidated federal and state income tax returns of the Parent. Subsequent to the completion of the Company's public offering on October 2, 1995, the Company will file separate federal and state income tax returns with its income tax liability reflected on a separate return basis.

     The Company had a net operating loss carryforward of approximately $5,000,000 at March 31, 1996 and at December 31, 1995, expiring between 2005 and 2008. Subsequent to completion of the Company's public offering, the Company's net operating losses can only be used to offset its taxable income and cannot be utilized in the consolidated federal and state income tax returns of the Parent as was done previously.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other deferred tax liabilities, which total approximately $340,000 result form temporary differences including tax over book depreciation and are more than offset by deferred tax assets. Deferred tax assets of approximately $2,115,000 result primarily from the net operating loss carryforwards noted above which result in related deferred tax assets of approximately $1,885,000 and include differences in book and tax bases of receivables and inventory and other temporary differences which result in related deferred tax assets of approximately $230,000. Deferred tax assets have not been reflected in the financial statements as a result of their being offset by a valuation allowance of approximately $1,864,000 at

                         TECHDYNE, INC. AND SUBSIDIARY

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 3 -- INCOME TAXES -- (CONTINUED)

March 31, 1996 and $1,857,000 at December 31, 1995.

     The Company had a domestic income tax expense of approximately $4,000 and $19,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

     Techdyne (Scotland) had income tax expense of $176,000 and $115,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

     There were no income tax payments for the three months ended March 31, 1996 or March 31, 1995.

NOTE 4 -- TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled $102,000 for the three months ended March 31, 1996 and the three months ended March 31, 1995.

     The advances from Parent bear interest at the short-term Treasury bill rate until April 10, 1995 and interest at 5.7% from that date. As of April 10, 1995, the advances were formalized into a demand convertible promissory not pursuant to which $1,500,000 was repaid to the Parent upon completion of Company's public offering on October 2, 1995. The balance of the note may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. Interest on the advances amounted to $37,000 and $63,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

     In 1990, the Company sold real property to its Parent. The Parent assumed outstanding mortgages on the property. The gain on the sale of approximately $161,000 has been deferred due to the relationship between the parties. The premises are leased from the Parent under a 5 year net lease expiring March 31, 2000 at an annual rental of $130,000 plus applicable taxes. In connection with the Company refinancing its term loan, a mortgage of the Parent on a building leased to the Company was paid off which has been reflected as a reduction of approximately $215,000 in the intercompany advances due the Parent. See Note 2.

     The Company manufactures certain products for the Parent. Sales of the products were $72,000 and $51,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

NOTE 5 -- CONTINGENCIES

     In the first quarter of 1996, a temporary worker provided by a temporary personnel agency was injured while working at the Company. The worker was insured through the temporary personnel agency. While the full extent of the temporary worker's injuries and the ultimate costs

                         TECHDYNE, INC. AND SUBSIDIARY

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 5 -- CONTINGENCIES -- CONTINUED

associated with those injuries are not presently known, the Company anticipates that its insurance is adequate to cover any potential claims which might arise.

     A litigation initiated by the Company in 1994 in the Florida courts has been settled on terms favorable to the Company.

NOTE 6 -- STOCK OPTIONS

     In May 1994, the Company adopted a stock option plan for up to 250,000 non-qualified options. Pursuant to this plan, in May 1994, the Board of Directors granted 227,500 options to certain of its officers, directors, employees and consultants. These options are excercisable for a period of five years at $1 per share. Options for 400 shares were exercised in the fourth quarter of 1995.

     On February 27, 1995 the Company granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. These options may be exercised for cash or subject to Board approval, in part by cash, (minimum par value for the shares purchased) and the balance by a three-year recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until default, if any, on the note. In April 1995, the Company granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

     The Board of Directors of the Company has determined that the fair value of the Company's common stock was not in excess of the exercise price on the date of grant for the stock options granted during 1995 and 1994 and, therefore, no amounts have been charged to operations in connection with any grants of options.

NOTE 7 -- COMMON STOCK

     On October 2, 1995, the Company completed a public offering of 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants with an exercise price of $5.00 which are exercisable through September 12, 1998 providing it with net proceeds of approximately $3,321,000. The Company has repaid $1,500,000 of its indebtedness to the Parent and intends to use the remainder of the proceeds from the offering to establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. The Company, which was previously 83.1% by the Parent, subsequent to the offering is owned 62.5% by the Parent. The Parent has conversion rights for the balance of the convertible promissory note, representing indebtedness from the Company to the Parent, which, at March 31, 1996 was approximately $2,457,000 and is convertible at $1.75 per common share. See Note 4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS


     Consolidated revenues increased approximately $191,000 (3%) including $140,000 from a litigation settlement for the three months ended March 31, 1996 compared to the preceding year. Domestic revenues, which included the litigation settlement, decreased $998,000 (23%) and European-based revenues increased $1,189,000 (49%).

     Approximately 81% of the Company's consolidated sales for the three months ended March 31, 1996 were made to four customers, of which Compaq accounted for 47% and IBM for 22%. The other two customers each accounted for less than 10% of the Company's sales. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations if such sales were not replaced. The Company had sales of $5,653,000 to another major customer for 1995. As a result of a change in the product produced for that customer, and not based on quality or service, the Company anticipates a loss of a majority of its sales to that customer during 1996. The Company intends to pursue new business development efforts to replace these lost sales, although there can be no assurance as to the success of such efforts. Sales to that customer for the first quarter of 1996 amounted to $159,000 compared to $1,042,000 for the same period of the preceding year.

     Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq which accounted for approximately 88% of the sales of Techdyne (Scotland) for the three months ended March 31, 1996 and 79% for the preceding year. While the Company believes that Techdyne (Scotland) will maintain substantial sales to Compaq, the bidding for Compaq orders has become more competitive which the Company anticipates may result in some loss of Compaq business and result in lower profit margins on Compaq sales. Techdyne (Scotland) intends to pursue new business development efforts to replace anticipated reductions in Compaq business and to pursue cost reduction efforts to remain competitive on Compaq business. However, there can be no assurance as to the success of such efforts.

     Cost of goods sold as a percentage of sales remained relatively stable, amounted to 85% for the three months ended March 31, 1996 compared to 82% for the preceding year. The increase was largely attributable to the decrease in sales to the major customer noted above which had relatively higher margins.

     Selling, general and administrative expenses remained relatively stable increasing $19,000 during the first three months of 1996 compared to the same period of the preceding year.

     Interest expense decreased by $32,000 for the three months ended March 31, 1996 compared to the preceding year due primarily to a decrease in interest on the intercompany advances from Medicore. The prime rate was 8.25% at March 31, 1996 and 8.5% at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $5,845,000 at March 31, 1996 increasing $924,000 (19%) during the first three months of 1996 which included a substantial reduction in current debt as a result of the Company's bank refinancing and the litigation settlement proceeds.

     Included in the changes in components of working capital was an increase of $431,000 in cash and cash equivalents, which included net cash provided by operating activities of $443,000 net cash used in investing activities of $88,000 (including $63,000 from additions to property plant and equipment) and net cash provided by financing activities of $93,000 (resulting largely from proceeds of the bank refinancing of $181,000 and payments on long-term debt of $61,000).

     In February 1996, the Company refinanced its bank loan agreement with a different Florida bank. The new financing provides for a $2,000,000 line of credit, due on demand but in no event after June 30, 1996, secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this line of credit as of March 31, 1996. A $712,500 term loan which had a remaining principal balance of $709,000 at March 31, 1996 is secured by two buildings and land owned by Medicore. The second term loan for $200,000 which had a remaining principal balance of $197,000 at March 31, 1996 is secured by the Company's tangible personal property, goods and equipment. Medicore has guaranteed these loans and has subordinated $2,500,000 due from the Company, provided that the Company may make payments to Medicore on this subordinated debt from funds from the Company's security offering and from earnings. The Company has further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See Note 2 to "Notes to Consolidated Condensed Financial Statements."

     The Company has outstanding borrowings of $145,000 form a local bank with interest payable monthly and the notes maturing April, 1997. Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $612,000 at March 31, 1996 and $620,000 at December 31, 1995 which is secured by the assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of March 31, 1996 or December 31, 1995.

     In July, 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $577,000 at March 31, 1996 and $591,000 at December 31, 1995.

     Given its current level of working capital, and its refinanced bank loan, management believes current levels of working capital are adequate to successfully meet liquidity demands for at least the next twelve months. Management anticipates the future establishment of satellite facilities, as well as upgrading the Company's existing plant and equipment. Most of these costs would be provided from the proceeds of its 1995 security offering (see
Note 7 to "Notes to Consolidated Condensed Financial Statements") which, together with the Company's new credit facilities, should be adequate for these expenditures required over the next 12 months.

INFLATION

     Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins.

                        PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            (11)  Statements re: computation of per share earnings
            (27)  Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended March 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Techdyne, Inc.




                                              By /s/ Dennis W. Healey
                                              --------------------------------
                                              DENNIS W. HEALEY, Executive Vice
                                              President and Principal Financial
                                              Officer




                                              By /s/ Daniel R. Ouzts
                                                 ------------------------------
                                              DANIEL R. OUZTS, Vice President/
                                              Finance, Controller and Principal
                                              Accounting Officer


Dated:  May 8, 1996

                                 EXHIBIT INDEX


   Exhibit
     No.
   -------
    (11)          Statement re: computation of per share earnings

    (27)          Financial Data Schedule (for SEC use only)