Form 10-Q
period 1996-06-30
TECHDYNE INC
filed 1996-08-13
CIK 764039

                                   FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    -------------------
Commission file number 1-13924
                       -------

                                 TECHDYNE, INC.
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                  Florida                                    59-1709103
- ---------------------------------------------          -----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization)                                          Identification No.)

 2230 West 77th Street, Hialeah, Florida                      33016
- ----------------------------------------               ------------------
(Address of principal executive offices)                    (Zip Code)



                                 (305) 556-9210
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
      ------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -- 4,246,019 shares as of July 31, 1996.

                         TECHDYNE, INC. AND SUBSIDIARY

                                     INDEX

PART I  --  FINANCIAL INFORMATION

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and six months ended June 30, 1996 and June 30, 1995 include the accounts of the Registrant and its subsidiary.

Item 1. Financial Statements

        1) Consolidated Condensed Statements of Income for the three months and six months ended June 30, 1996 and June 30, 1995.

        2) Consolidated Condensed Balance Sheets as of June 30, 1996 and December 31, 1995.

        3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1996 and June 30, 1995.

        4) Notes to Consolidated Condensed Financial Statements as of June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  --  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

                       PART I  --  FINANCIAL INFORMATION

Item 1. Financial Statements



                         TECHDYNE, INC. AND SUBSIDIARY

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                            1996         1995         1996         1995
                                                         ----------  -----------  -----------  -----------
Revenues:
  Sales                                                  $6,146,671   $8,700,210  $12,914,827  $15,442,024
  Litigation settlement                                                               139,645
  Interest and other income                                  47,088       12,445       82,451       22,698
                                                         ----------  -----------  -----------  -----------
                                                          6,193,759    8,712,655   13,136,923   15,464,722
Cost and expenses:
  Cost of goods sold                                      5,269,645    7,390,229   11,002,851   12,933,240
  Selling, general and administrative expenses              585,141      579,024    1,157,063    1,131,938
  Interest expense                                           74,034       98,371      141,880      198,608
                                                         ----------  -----------  -----------  -----------
                                                          5,928,820    8,067,624   12,301,794   14,263,786
                                                         ----------  -----------  -----------  -----------
Income before income taxes                                  264,939      645,031      835,129    1,200,936
Income tax provision                                        135,783      131,212      315,710      265,235
                                                         ----------  -----------  -----------  -----------
   Net income                                            $  129,156   $  513,819  $   519,419  $   935,701
                                                         ==========  ===========  ===========  ===========
Earnings per share:
   Primary                                               $      .03   $      .16  $       .11  $       .30
                                                         ==========  ===========  ===========  ===========
   Fully diluted                                                                  $       .09
                                                                                  ===========

See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    June 30,    December 31,
                                                                      1996        1995(A)
                                                                      ----        -------
                                                                  (Unaudited)
                             ASSETS

Current Assets:
  Cash and cash equivalent                                        $ 3,917,332   $ 3,131,540
  Restricted cash                                                      28,493        27,801
  Accounts receivable, less allowances of $103,000 at
   June 30, 1996 and December 31, 1995                              3,086,781     3,157,420
  Inventories, less allowances for obsolescence of $193,000
   at June 30, 1996 and $309,000 at December 31, 1                  2,579,140     3,513,196
  Prepaid expenses and other current assets                           471,911       641,132
                                                                  -----------   -----------
          Total current assets                                     10,083,657    10,471,089
Property and Equipment:
  Land and improvements                                               186,000       186,000
  Buildings and building improvements                                 783,697       756,193
  Machinery and equipment                                           3,068,547     2,726,787
  Tools and dies                                                      809,247       770,639
  Leasehold improvements                                               92,895        90,547
                                                                  -----------   -----------
                                                                    4,940,386     4,530,166
  Less accumulated depreciation                                     2,527,272     2,287,695
                                                                  -----------   -----------
                                                                    2,413,114     2,242,471
Deferred expenses and other assets                                     75,323       113,995
Costs in excess of net tangible assets acquired, less
  accumulated amortization of $42,000 at June 30,
  1996 and $40,000 at December 31, 1995                                49,362        51,546
                                                                  -----------   -----------
                                                                  $12,621,456   $12,879,101
                                                                  ===========   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                                $ 1,956,893   $ 3,094,504
  Accrued expenses                                                  1,257,634     1,372,634
  Current portion of long-term debt                                   260,000       599,000
  Income taxes payable                                                803,885       483,931
                                                                  -----------   -----------
              Total current liabilities                             4,278,412     5,550,069
Deferred gain on sale of real estate                                  161,047       161,047

Deferred income taxes                                                  89,757        89,757

Long-term debt, less current portion                                1,385,959       729,753

Advances from parent                                                2,164,072     2,685,598

Commitments and Contingencies

Stockholder's Equity
  Common stock, $.01 par value, authorized 10,000,000
   shares: issued and outstanding 4,244,619 shares at June
   30, 1996; 4,043,319 shares at December 31, 1995                     42,446        40,433
  Capital in excess of par value                                    7,502,868     7,153,581
  Deficit                                                          (2,754,456)   (3,273,875)
  Foreign currency translation adjustments                           (248,649)     (257,262)
                                                                  -----------   -----------
    Total stockholders' equity                                      4,542,209     3,662,877
                                                                  -----------   -----------
                                                                  $12,621,456   $12,879,101
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

                         TECHDYNE, INC. AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -----------------
                                                           1996         1995
                                                           ----         ----
Operating activities:
  Net income                                           $   519,419   $  935,701
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                             175,936      159,636
  Amortization                                               7,369        8,304
  Bad debt expense                                                       30,000
  Provision for inventory obsolescence                      65,143      193,760
  Increase (decrease) relating to operating
   activities from:
   Accounts receivable                                      60,175   (1,375,518)
   Inventories                                             850,952   (1,496,478)
   Prepaid expenses and other current assets               163,985     (329,771)
   Accounts payable                                     (1,121,315)   1,403,478
   Accrued expenses                                       (106,418)     483,586
   Income taxes payable                                    320,978      244,096
                                                       -----------   ----------
    Net cash provided by operating activities              936,224      256,794

Investing activities:
 Additions to property and equipment, net of minor
  disposals                                               (330,276)    (186,092)
 Proceeds from restricted cash                              27,801       26,566
 Restricted cash                                           (28,493)     (27,060)
 Proceeds from sale of marketable securities                             35,046
 Deferred expenses and other assets                         47,989      (64,108)
                                                       -----------   ----------
    Net cash used in investing activities                 (282,979)    (215,648)

Financing activities:
 Proceeds from long-term borrowings                        181,476
 Payments on long-term debt                                (76,508)    (126,488)
 Exercise of stock options                                   1,300
 Increase (decrease) in advances from parent                42,985       (8,827)
 Deferred financing costs                                  (14,697)         528
                                                       -----------   ----------
    Net cash provided by (used in) financing activities    134,556     (134,787)
                                                            (2,009)      (6,441)
Effect of exchange rate fluctuations on cash           -----------   ----------

Increase (decrease) in cash and cash equivalents           785,792     (100,082)

Cash and cash equivalents at beginning of year           3,131,540      439,253
                                                       -----------   ----------

Cash and cash equivalents at end of period             $ 3,917,332   $  339,171
                                                       ===========   ==========

           See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its wholly-owned subsidiary, Techdyne (Scotland) Limited ("Techdyne (Scotland)"), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 64.3% owned subsidiary of Medicore, Inc. (the "Parent"), having been 83.1% owned by the Parent until the completion of the Company's public offering in October 1995. See Notes 5 and 8.

Major Customers

     A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

     Sales by Techdyne (Scotland) to its major customer are expected to be substantially reduced commencing in the third quarter of 1996. In addition, the Company has experienced the loss of a majority of its sales to one of its major customers for 1995. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Inventories

     Inventories are comprised as follows:


                                               June 30,   December 31,
                                                 1996        1995
                                             -----------  ------------
Finished goods                                $  521,515    $  617,851
Work in process                                  429,999       692,964
Raw materials and supplies                     1,627,626     2,202,381
                                              ----------    ----------
                                              $2,579,140    $3,513,196
                                              ==========    ==========

                         TECHDYNE, INC. AND SUBSIDIARY

                                 JUNE 30, 1996
                                  (UNAUDITED)



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets is comprised as follows:


                                                          June 30,   December 31,
                                                            1996        1995
                                                         ---------  ------------
             United Kingdom VAT tax receivable            $240,273    $491,714
             Other                                         231,638     149,418
                                                          --------    --------
                                                          $471,911    $641,132
                                                          ========    ========

                         TECHDYNE, INC. AND SUBSIDIARY

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities is comprised as follows:


                                                  June 30,    December 31,
                                                    1996         1995
                                                ----------    -----------
             United Kingdom VAT tax payable     $  580,001    $  659,625
             Other                                 677,633       713,009
                                                ----------    ----------
                                                $1,257,634    $1,372,634
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

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and six months ended June 30, 1996 and June 30, 1995 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1995.

NOTE 3 -- LONG-TERM DEBT

     On February 8, 1996, the Company refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit due on demand secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this line of credit at June 30, 1996 and no amounts have been drawn down on this line as of June 30, 1996.

                         TECHDYNE, INC. AND SUBSIDIARY

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 3 --LONG-TERM DEBT -- (CONTINUED)

     The bank has also extended two commercial term loans to the Company, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan which had an outstanding balance of $703,000 at June 30, 1996 has a prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot. Under this term loan the Company is obligated to adhere to a variety of affirmative and negative covenants.

     The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of $187,000 at June 30, 1996 carries no prepayment penalty and is secured by all of the Company's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

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

                         TECHDYNE, INC. AND SUBSIDIARY

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 3 -- LONG-TERM DEBT -- (CONTINUED)

     A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

     The Company has a promissory note payable to a local bank of $145,000 at June 30, 1996 and December 31, 1995, with interest payable monthly at prime with the note maturing April 1997. This note is secured by 2 certificates of deposit of a related company and one certificate of deposit of the Company.

     The prime rate was 8.25% as of June 30, 1996 and 8.5% as of December 31, 1995.

     In July 1994, Techdyne (Scotland) finalized the purchase of the facility which houses it's operations at a cost of approximately $730,000. The principal balance outstanding under this mortgage had a U.S. dollar equivalency of approximately $579,000 and $591,000 at June 30, 1996 and December 31, 1995, respectively.

     Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $308,000 at June 30, 1996 and had an option for additional funding which provided a total line of $620,000 at December 31, 1995. No amounts were outstanding under this line of credit as of June 30, 1996 or December 31, 1995.

     The Company's other debt includes various capital lease and other financing obligations. These financing obligations represent a noncash financing activity which is a supplemental disclosure required by SFAS 95.

     The carrying amount of the Company's borrowings under its debt agreements approximate their fair value.

     Interest payments on long-term debt amounted to approximately $37,000 and $68,000 for the three months ended June 30, 1996 and $38,000 and $75,000 for the same periods of the preceding year.

NOTE 4 -- INCOME TAXES

     On January 5, 1990, the Parent purchased an additional 21.1% interest in the Company, thereby allowing the Company to be included in the consolidated federal and state income tax returns of the Parent. Subsequent to the completion of the Company's public offering on October 2, 1995, the Company files separate federal and state income tax returns with its income tax liability reflected on a separate return basis.

     The Company had a net operating loss carryforward of approximately $5,000,000 at June 30, 1996 and December 31, 1995, expiring between 2005 and 2008. Subsequent to completion of the Company's public offering, the Company's net operating losses can only be used to offset its taxable income and cannot be utilized in the consolidated federal and state income tax returns of the Parent as was done previously.

                         TECHDYNE, INC. AND SUBSIDIARY

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 4 -- INCOME TAXES -- (CONTINUED)

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other deferred tax liabilities, which total approximately $340,000 result from temporary differences including tax over book depreciation and are more than offset by deferred tax assets. Deferred tax assets of approximately $2,100,000 result primarily from the net operating loss carryforwards noted above which result in related deferred tax assets of approximately $1,950,000 and include differences in book and tax bases of receivables and inventory and other temporary differences which result in related deferred tax assets of approximately $150,000. Deferred tax assets have not been reflected in the financial statements as a result of their being offset by a valuation allowance of approximately $1,850,000 at June 30, 1996 and $1,857,000 at December 31, 1995.

     The Company had no domestic income tax expense for the six months ended June 30, 1996 due to domestic operation losses for this period and had a domestic income tax (benefit) of approximately $(4,000) for the three months ended June 30, 1996 and had a domestic income expense of approximately $13,000 and $32,000 for the same periods of the preceding year.

     Techdyne (Scotland) had income tax expense of $140,000 and $316,000 for the three months and six months ended June 30, 1996 and $119,000 and $234,000 for the same periods of the preceding year.

     There were no income tax payments for the six months ended June 30, 1996 or June 30, 1995.

NOTE 5 -- TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled $102,000 and $204,000 for the three months and six months ended June 30, 1996 and for the same periods of the preceding year.

     The advances from Parent bore interest at the short-term Treasury bill rate until April 10, 1995 and interest at 5.7% from that date. As of April 10, 1995, the advances were formalized into a demand convertible promissory note pursuant to which $1,500,000 was repaid to the Parent upon completion of Company's public offering on October 2, 1995. The balance of the note including accrued interest, which amounted to $2,913,000 at June 30, 1996, may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. The Parent converted $350,000 of this note into 200,000 shares of the Company's common stock in June 1996, increasing its ownership interest in the Company from 62.5% to 64.3 %. Advances from parent on the balance sheet has been presented net of an advance receivable from the Parent of approximately $749,000 at June 30, 1996 with interest at 5.7%. Interest on the advances amounted to $37,000 and $74,000 and $61,000 and $123,000 for the three months and six months ended June 30, 1996 and June 30, 1995, respectively. The Parent has agreed not to require repayment of the intercompany advances prior to July 1, 1997 and, therefore the advances have been classified as long-term at June 30, 1996.

     In 1990, the Company sold real property to its Parent. The Parent assumed outstanding mortgages on the property. The gain on the sale of approximately $161,000 has been deferred due to the relationship between the parties. The premises are leased from the Parent under a 5 year net lease expiring March 31, 2000. In connection with the Company refinancing its term loan, a mortgage of the Parent on a building leased to the Company was paid off which has been reflected as a reduction of approximately $215,000 in the intercompany advances due the Parent. See Note 3.

                         TECHDYNE, INC. AND SUBSIDIARY

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 5 -- TRANSACTIONS WITH PARENT--(CONTINUED)

The Company manufactures certain products for the Parent. Sales of the products were $79,000 and $151,000 and $55,000 and $106,000 for the three months and six months ended June 30, 1996 and June 30, 1995, respectively.

NOTE 6 -- CONTINGENCIES

     In the first quarter of 1996, a temporary worker provided by a temporary personnel agency was injured while working at the Company. The worker was insured through the temporary personnel agency. While the full extent of the temporary worker's injuries and the ultimate costs associated with those injuries are not presently known, the Company anticipates that its insurance is adequate to cover any potential claims which might arise.

     A litigation initiated by the Company in 1994 in the Florida courts has been settled on terms favorable to the Company.

NOTE 7 -- STOCK OPTIONS

     In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the Board of Directors granted 227,500 options, of which there are currently 222,800 outstanding, to certain of its officers, directors, employees and consultants. These options are excercisable for a period of five years at $1 per share. Options for 400 shares were exercised in the fourth quarter of 1995 and options for 1,300 shares were exercised in the second quarter of 1996.

     On February 27, 1995 the Company granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the Company granted a stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

NOTE 8 -- COMMON STOCK

     On October 2, 1995, the Company completed a public offering of its securities providing it with net proceeds of approximately $3,321,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Consolidated revenues decreased approximately $2,519,000 (29%) and $2,328,000(15%) for the three months and six months ended June 30, 1996 compared to the same periods of the preceding year. Domestic revenues, which included a litigation settlement of $140,000 during the first quarter of 1996, decreased $3,013,000 (51%) and $4,011,000 (39%) and European-based revenues increased $494,000 (18%) and $1,683,000 (32%) for the three months and six months ended June 30, 1996 compared to the same periods of the preceding year.

     Approximately 74% of the Company's consolidated sales for the three months and six months ended June 30, 1996 were made to four customers, of which Compaq Computer Corp. ("Compaq") accounted for 48% and 47% , IBM for 10% and 13%, and Motorola for 10% and 8%. The other customer accounted for less than 10% of the Company's sales during the three months and six months ended June 30, 1996. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations if such sales are not replaced. The Company had domestic sales of $5,653,000 to another major customer for 1995. As a result of a change in the product produced for that customer, and not based on quality or service, the Company anticipates a loss of a majority of its sales to that customer during 1996. Sales to that customer amounted to $39,000 and $198,000 for the three months and six months ended June 30, 1996 compared to $2,376,000 and $3,419,000 for the same periods of the preceding year. The Company is pursuing new business development to replace these lost sales, although there can be no assurance as to the success of such efforts.

     Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq which accounted for approximately 90% and 89% of the sales of Techdyne (Scotland) for the three months and six months ended June 30, 1996 and 83% and 81% for the same periods of the preceding year. While the Company believes that Techdyne (Scotland) will maintain significant sales to Compaq, the bidding for Compaq orders has become more competitive which the Company anticipates will result in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development to replace substantial reductions in Compaq business anticipated beginning in the third quarter of 1996 and to pursue cost reduction efforts to remain competitive on Compaq business. However, there can be no assurance as to the success of such efforts.

     Cost of goods sold as a percentage of sales remained relatively stable, increasing to 86% for the three months and six months ended June 30, 1996 compared to 85% and 84% for the same periods of the preceding year. The increase was largely attributable to the decrease in sales to the major customer noted above which had relatively higher margins.

     Selling, general and administrative expenses remained relatively stable increasing $6,000 and $25,000 during the three months and six months ended June 30, 1996 compared to the same periods of the preceding year.

     Interest expense decreased by $24,000 and $57,000 for the three months and six months ended June 30, 1996 compared to the same periods of the preceding year due primarily to a decrease in interest on the intercompany advances from Medicore. The prime rate was 8.25% at June 30, 1996 and 8.5% at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $5,805,000 at June 30, 1996 increasing $884,000 (15%) during the first six months of 1996 which included a substantial reduction in current debt as a result of the Company's bank refinancing and the litigation settlement proceeds. The significant reductions in inventories and accounts payable are a result of reduced purchasing activity largely resulting from anticipated reductions in Techdyne (Scotland) sales to Compaq.

     Included in the changes in components of working capital was an increase of $786,000 in cash and cash equivalents, which included net cash provided by operating activities of $936,000 net cash used in investing activities of $283,000 (including $330,000 from additions to property plant and equipment) and net cash provided by financing activities of $135,000 (resulting largely from proceeds of the bank refinancing of $181,000 and payments on long-term debt of $77,000).

     In February 1996, the Company refinanced its bank loan agreement with a different Florida bank. The new financing provides for a $2,000,000 line of credit, due on demand, secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this line of credit at June 30, 1996 and no amounts have been drawn down on this line as of June 30, 1996. A $712,500 term loan which had a remaining principal balance of $703,000 at June 30, 1996 is secured by two buildings and land owned by the Parent. The second term loan for $200,000 which had a remaining principal balance of $187,000 at June 30, 1996 is secured by the
Company's tangible personal property, goods and equipment.   The Parent has
guaranteed these loans and has subordinated $2,500,000 due from the Company, provided that the Company may make payments to the Parent on this subordinated debt from funds from the Company's security offering and from earnings. The Company has further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company has outstanding borrowings of $145,000 form a local bank with interest payable monthly and the notes maturing April, 1997. Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $308,000 at June 30, 1996 and had an option for additional funding which provided a total line of $620,000 at December 31, 1995. The Company has decided not to utilize this option for additional funding. The line of credit is secured by the assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of June 30, 1996 or December 31, 1995.

     In July, 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $579,000 at June 30, 1996 and $591,000 at December 31, 1995.

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

                          PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        On June 5, 1996, the Company held its annual meeting of shareholders to elect its five member Board of Directors to serve until the next annual meeting in 1997. Each director, Messrs. Thomas K. Langbein, Peter D. Fischbein, Barry Pardon, Joseph Verga and Anthony C. D'Amore, was elected by a vote of 2,558,797 shares for and no votes against. There were no abstentions and no broker non-votes due to the meeting being called pursuant to an Information Statement under Regulation 14C of the Securities Exchange Act of 1934 with no proxy solicitation since the Parent owned 63% of the voting equity of the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Part I Exhibits

             (11)  Statements re: computation of per share earnings

         Part II Exhibits

             None

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Techdyne, Inc.


                                        By /s/  Daniel R. Ouzts
                                           --------------------
                                        DANIEL R. OUZTS, Vice President/
                                        Finance, Controller and Principal
                                        Accounting Officer


Dated:  August 9, 1996

                                 EXHIBIT INDEX
Exhibit
  No.
- -------

(11)          Statement re: computation of per share earnings

 27           Financial Data Schedule (for SEC Use Only)