Form 10-Q
period 1996-09-30
TECHDYNE INC
filed 1996-11-13
CIK 764039

                                   FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ------------------
Commission file number 1-13924

                                 TECHDYNE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                        59-1709103
---------------------------------------------             ---------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

2230 West 77th Street, Hialeah, Florida                            33016
----------------------------------------                  -------------------
(Address of principal executive offices)                         (Zip Code)

                                 (305) 556-9210
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] or No [ ]

Common Stock Outstanding

    Common Stock, $.01 par value --4,294,019 shares as of October 31, 1996.

                         TECHDYNE, INC. AND SUBSIDIARY

                                     INDEX

PART I -- FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 1996 and September 30, 1995 include the accounts of the Registrant and its subsidiary.

Item 1.  Financial Statements

         1) Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 1996 and September 30, 1995.

         2) Consolidated Condensed Balance Sheets as of September 30, 1996 and December 31, 1995.

         3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995.

         4) Notes to Consolidated Condensed Financial Statements as of September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements



                         TECHDYNE, INC. AND SUBSIDIARY

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                         1996             1995            1996             1995
                                                         ----             ----            ----             ----
Revenues:
 Sales                                                $5,262,912       $8,061,205      $18,177,739      $23,503,229
 Litigation settlement                                                                     139,645
 Interest and other income                                55,263           11,688          137,714           34,386
                                                      ----------       ----------      -----------      -----------
                                                       5,318,175        8,072,893       18,455,098       23,537,615

Cost and expenses:
 Cost of goods sold                                    4,494,156        6,881,987       15,497,007       19,815,227
 Selling, general and administrative expenses            585,007          584,613        1,742,070        1,716,551
 Interest expense                                         67,588          100,762          209,468          299,370
                                                      ----------       ----------      -----------      -----------
                                                       5,146,751        7,567,362       17,448,545       21,831,148
                                                      ----------       ----------      -----------      -----------

Income before income taxes                               171,424          505,531        1,006,553        1,706,467

Income tax provision (benefit)                            (9,421)         165,539          306,289          430,774
                                                      ----------       ----------      -----------      -----------

 Net income                                           $  180,845       $  339,992      $   700,264      $ 1,275,693
                                                      ==========       ==========      ===========      ===========

Earnings per share:
 Primary                                              $      .04       $      .10      $       .15      $       .40
                                                      ==========       ==========      ===========      ===========
 Fully diluted                                        $      .03       $      .08      $       .13      $       .32
                                                      ==========       ==========      ===========      ===========





See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     September 30,       December 31,
                                                                         1996              1995(A)
                                                                         ----              -------
                                                                      (Unaudited)
                            ASSETS
Current Assets:
 Cash and cash equivalents                                             $ 3,436,832         $ 3,131,540
 Restricted cash                                                            29,174              27,801
 Accounts receivable, less allowances of $98,000 at
    September 30, 1996 and December 31, 1995                             2,992,589           3,157,420
 Inventories, less allowances for obsolescence of $124,000
    at September 30, 1996 and $309,000 at December 31, 1995              3,033,058           3,513,196
 Prepaid expenses and other current assets                                 401,853             641,132
                                                                       -----------         -----------

              Total current assets                                       9,893,506          10,471,089
 Property and Equipment:
  Land and improvements                                                    187,200             186,000
  Buildings and building improvements                                      788,753             756,193
  Machinery and equipment                                                3,106,429           2,726,787
  Tools and dies                                                           809,603             770,639
  Leasehold improvements                                                    92,895              90,547
                                                                       -----------         -----------
                                                                         4,984,880           4,530,166
  Less accumulated depreciation                                          2,590,701           2,287,695
                                                                       -----------         -----------
                                                                         2,394,179           2,242,471

Deferred expenses and other assets                                          72,068             113,995
Costs in excess of net tangible assets acquired, less
   accumulated amortization of $43,000 at September 30,
   1996 and $40,000 at December 31, 1995                                    48,270              51,546
                                                                       -----------         -----------
                                                                       $12,408,023         $12,879,101
                                                                       ===========         ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                      $ 2,317,323         $ 3,094,504
 Accrued expenses                                                          809,186           1,372,634
 Current portion of long-term debt                                         263,000             599,000
 Income taxes payable                                                      312,532             483,931
                                                                       -----------         -----------
          Total current liabilities                                      3,702,041           5,550,069

Deferred gain on sale of real estate                                       161,047             161,047

Deferred income taxes                                                       90,336              89,757

Long-term debt, less current portion                                     1,356,794             729,753

Advances from parent                                                     2,308,082           2,685,598

Commitments and Contingencies

Stockholder's Equity
 Common stock, $.01 par value, authorized 10,000,000
     shares: issued and outstanding 4,288,819 shares at
     September 30, 1996; 4,043,319 shares at December 31,                   42,888              40,433
     1995
 Capital in excess of par value                                          7,546,626           7,153,581
 Deficit                                                                (2,573,611)         (3,273,875)
 Foreign currency translation adjustments                                 (226,180)           (257,262)
                                                                       -----------         -----------
  Total stockholders' equity                                             4,789,723           3,662,877
                                                                       -----------         -----------
                                                                       $12,408,023         $12,879,101
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

                         TECHDYNE, INC. AND SUBSIDIARY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                     1996                  1995
                                                                                     ----                  ----
Operating activities:
     Net income                                                                   $  700,264            $1,275,693
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                  272,554               245,194
       Amortization                                                                   11,374                11,620
       Bad debt expense                                                                                     40,000
       Provision for inventory obsolescence                                           32,367               247,000
       Increase (decrease) relating to operating
         activities from:
         Accounts receivable                                                         156,140              (210,697)
         Inventories                                                                 441,682              (842,223)
         Prepaid expenses and other current assets                                   237,409              (179,558)
         Accounts payable                                                           (770,486)              424,166
         Accrued expenses                                                           (558,090)              414,855
         Income taxes payable                                                       (171,127)              118,991
                                                                                  ----------            ----------
            Net cash provided by operating activies                                  352,087             1,545,041

Investing activities:
 Additions to property and equipment, net of minor
      disposals                                                                     (414,338)             (317,077)
 Proceeds from restricted cash                                                        56,294                53,626
 Restricted cash                                                                     (57,667)              (54,861)
 Proceeds from sale of marketable securities                                                                35,046
 Deferred expenses and other assets                                                   48,382              (140,435)
                                                                                  ----------            ----------
            Net cash used in investing activities                                   (367,329)             (423,701)

Financing activities:
 Proceeds from long-term borrowings                                                  181,476
 Payments on long-term debt                                                         (109,978)             (241,867)
 Exercise of stock options                                                            45,500
 Increase (decrease) in advances from parent                                         186,995              (221,541)
 Deferred financing costs                                                            (14,451)               (9,950)
                                                                                  ----------            ----------
            Net cash provided by (used in) financing activities                      289,542              (473,358)

Effect of exchange rate fluctuations on cash                                          30,992                 2,147
                                                                                  ----------            ----------

Increase in cash and cash equivalents                                                305,292               650,129

Cash and cash equivalents at beginning of year                                     3,131,540               439,253
                                                                                  ----------            ----------

Cash and cash equivalents at end of period                                        $3,436,832            $1,089,382
                                                                                  ==========            ==========

See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its wholly-owned subsidiary, Techdyne (Scotland) Limited ("Techdyne (Scotland)"), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 63.6% owned subsidiary of Medicore, Inc. (the "Parent"), having been 83.1% owned by the Parent until the completion of the Company's public offering in October 1995. See Notes 5 and 8.

MAJOR CUSTOMERS

         A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

         Sales by Techdyne (Scotland) to its major customer are substantially reduced commencing in the third quarter of 1996. In addition, the Company has experienced the loss of a majority of its sales to one of its major domestic customers for 1995. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

INVENTORIES

Inventories are comprised as follows:

                                         September 30,        December 31,
                                             1996                1995
                                         -------------        ------------
Finished goods                           $   604,032           $  617,851
Work in process                              335,199              692,964
Raw materials and supplies                 2,093,827            2,202,381
                                         -----------           ----------
                                         $ 3,033,058           $3,513,196
                                         ===========           ==========

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets is comprised as follows:

                                           September 30,         December 31,
                                               1996                 1995
                                           -------------         ------------
United Kingdom VAT tax receivable            $207,935              $491,714
Other                                         193,918               149,418
                                             --------              --------
                                             $401,853              $641,132
                                             ========              ========

                         TECHDYNE, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities is comprised as follows:

                                           September 30,    December 31,
                                               1996            1995
                                           -------------    ------------
United Kingdom VAT tax payable               $269,156        $  659,625
Other                                         540,030           713,009
                                             --------        ----------
                                             $809,186        $1,372,634
                                             ========        ==========

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

NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three months and nine months ended September 30, 1996 and September 30, 1995 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1995.

NOTE 3 -- LONG-TERM DEBT

         On February 8, 1996, the Company refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit due on demand secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this line of credit at September 30, 1996 and no amounts have been drawn down on this line as of September 30, 1996.

                         TECHDYNE, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 3 --LONG-TERM DEBT -- (CONTINUED)

         The bank has also extended two commercial term loans to the Company, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan which had an outstanding balance of $697,000 at September 30, 1996 has a prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot. Under this term loan the Company is obligated to adhere to a variety of affirmative and negative covenants.

         The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of $177,000 at September 30, 1996 carries no prepayment penalty and is secured by all of the Company's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

         The financing under the new term loans provided cash proceeds to the Company of approximately $181,000 and included payment of the balance due under the Company's previous term loan of $517,000 and payment of a mortgage of the Parent on a building leased to the Company of $215,000 which has been reflected as a reduction in the intercompany advances due the Parent, both of which represent non-cash financing activities which is a supplemental disclosure required by FAS 95.

         The Parent has unconditionally guaranteed the payment and performance by the Company of the $2,000,000 revolving loan and the two commercial term loans.

         A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

         The Company has a promissory note payable to a local bank of $145,000 at September 30, 1996 and December 31, 1995, with interest payable monthly at prime with the note maturing April 1997. This note is secured by 2 certificates of deposit of a related company and one certificate of deposit of the Company.

         The prime rate was 8.25% as of September 30, 1996 and 8.5% as of December 31, 1995.

         In October 1994, Techdyne (Scotland) finalized the purchase of the facility which houses it's operations at a cost of approximately $730,000. The principal balance outstanding under this mortgage had a U.S. dollar equivalency of approximately $575,000 and $591,000 at September 30, 1996 and December 31, 1995, respectively.

         Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $312,000 at September 30, 1996 and had an option for additional funding which provided a total line of $620,000 at December 31, 1995. No amounts were outstanding under this line of credit as of September 30, 1996 or December 31, 1995.

         The Company's other debt includes various capital lease and other financing obligations. These financing obligations represent a noncash financing activity which is a supplemental disclosure required by FAS 95.

         The carrying amount of the Company's borrowings under its debt agreements approximate their fair value.

                         TECHDYNE, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 3 --LONG-TERM DEBT -- (CONTINUED)

         Interest payments on long-term debt amounted to approximately $35,000 and $103,000 for the three months and nine months ended September 30, 1996 and $36,000 and $111,000 for the same periods of the preceding year.

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

         The Company had a net operating loss carryforward of approximately $5,000,000 at September 30, 1996 and December 31, 1995, expiring between 2005 and 2008. Subsequent to completion of the Company's public offering, the Company's net operating losses can only be used to offset its taxable income and cannot be utilized in the consolidated federal and state income tax returns of the Parent as was done previously.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other deferred tax liabilities, which total approximately $340,000 result from temporary differences including tax over book depreciation and are more than offset by deferred tax assets. Deferred tax assets of approximately $1,970,000 result primarily from the net operating loss carryforwards noted above which result in related deferred tax assets of approximately $1,870,000 and include differences in book and tax bases of receivables and inventory and other temporary differences which result in related deferred tax assets of approximately $100,000. Deferred tax assets have not been reflected in the financial statements as a result of their being offset by a valuation allowance of approximately $1,720,000 at September 30, 1996 and $1,857,000 at December 31, 1995.

         The Company had domestic income tax expense of $2,000 for the three months and nine months ended September 30, 1996 and $4,000 and $17,000 for the same periods of the preceding year.

         Techdyne (Scotland) had income tax expense (benefit) of $(12,000) and $304,000 for the three months and nine months ended September 30, 1996 and $137,000 and $371,000 for the same periods of the preceding year.

         Income tax payments were $487,000 for the three months and nine months ended September 30, 1996 and $272,000 for the three months and nine months ended September 30, 1995.

NOTE 5 -- TRANSACTIONS WITH PARENT

         The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled $102,000 and $306,000 for the three months and nine months ended September 30, 1996 and for the same periods of the preceding year.

         The advances from Parent bore interest at the short-term Treasury bill rate until April 10, 1995 and interest at 5.7% from that date. As of April 10, 1995, the advances were formalized into a demand convertible promissory note pursuant to which $1,500,000 was repaid to the Parent upon completion of Company's public offering on October 2, 1995. The balance of the note including accrued interest, which

                         TECHDYNE, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 5 -- TRANSACTIONS WITH PARENT--(CONTINUED)

amounted to $2,955,000 at September 30, 1996, may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. The Parent converted $350,000 of this note into 200,000 shares of the Company's common stock in June 1996, increasing its ownership interest in the Company at that time from 62.5% to 64.3 %. Advances from the Parent on the balance sheet has been presented net of an advance receivable from the Parent of approximately $647,000 at September 30, 1996 with interest at 5.7%. Interest on the advances amounted to $32,000 and $106,000 and $65,000 and $188,000 for the three months and nine months ended September 30, 1996 and September 30, 1995, respectively. The Parent has agreed not to require repayment of the intercompany advances prior to October 1, 1997 and, therefore the advances have been classified as long-term at September 30, 1996.

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

The Company manufactures certain products for the Parent. Sales of the products were $59,000 and $210,000 and $62,000 and $167,000 for the three months and nine months ended September 30, 1996 and September 30, 1995, respectively.

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

NOTE 7 -- STOCK OPTIONS

         In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the Board of Directors granted 227,500 options, of which there are 179,200 outstanding as of September 30, 1996, to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years at $1 per share. Options for 400 shares were exercised in the fourth quarter of 1995, options for 1,300 shares were exercised in the second quarter of 1996, and options for 44,200 shares were exercised in the third quarter of 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Consolidated revenues decreased approximately $2,755,000 (34%) and $5,083,000 (22%) for the three months and nine months ended September 30, 1996 compared to the same periods of the preceding year. Domestic revenues, which included a litigation settlement of $140,000 during the first quarter of 1996, decreased $1,054,000 (22%) and $5,065,000 (34%) and European-based revenues decreased $1,701,000 (52%) and $18,000 for the three months and nine months ended September 30, 1996 compared to the same periods of the preceding year.

         Approximately 53% and 67% of the Company's consolidated sales for the three months and nine months ended September 30, 1996 were made to four customers, of which Compaq Computer Corp. ("Compaq") accounted for 22% and 40%, IBM for 14% and 13%. The other two customers each accounted for less than 10% of the Company's sales during the three months and nine months ended September 30, 1996. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations if such sales are not replaced. The Company had domestic sales of $5,653,000 to another major customer for 1995. As a result of a change in the product produced for that customer, and not based on quality or service, the Company anticipates a loss of a majority of its sales to that customer during 1996. Sales to that customer amounted to $28,000 and $226,000 for the three months and nine months ended September 30, 1996 compared to $1,832,000 and $5,250,000 for the same periods of the preceding year. The Company is pursuing new business development to replace these lost sales, although there can be no assurance as to the success of such efforts.

         Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq which accounted for approximately 74% and 86% of the sales of Techdyne (Scotland) for the three months and nine months ended September 30, 1996 and 87% and 83% for the same periods of the preceding year. While the Company believes that Techdyne (Scotland) will maintain significant sales to Compaq, the bidding for Compaq orders has become more competitive which the Company anticipates will result in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development to replace substantial reductions in Compaq business beginning in the third quarter of 1996 and to pursue cost reduction efforts to remain competitive on Compaq business. However, there can be no assurance as to the success of such efforts.

         Cost of goods sold as a percentage of sales remained relatively stable, amounting to 85% for the three months and nine months ended September 30, 1996 compared to 85% and 84% for the same periods of the preceding year.

         Selling, general and administrative expenses remained relatively stable increasing $26,000 during the nine months ended September 30, 1996 compared to the same period of the preceding year, with such expenses approximately equal for the third quarter of both years.

         Interest expense decreased by $33,000 and $90,000 for the three months and nine months ended September 30, 1996 compared to the same periods of the preceding year due primarily to a decrease in interest on the intercompany advances from Medicore. The prime rate was 8.25% at September 30, 1996 and 8.5% at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $6,191,000 at September 30, 1996 increasing $1,270,000 (26%) during the first nine months of 1996 which included a substantial reduction in current debt as a result of the Company's bank refinancing and the litigation settlement proceeds. The significant reductions in inventories, prepaid expenses and other current assets, accounts payable and accrued expenses are largely a result of reduced purchasing activity resulting from reductions in Techdyne (Scotland) sales to Compaq.

         Included in the changes in components of working capital was an increase of $305,000 in cash and cash equivalents, which included net cash provided by operating activities of $352,000, net cash used in investing activities of $367,000 (including $414,000 from additions to property plant and equipment) and net cash provided by financing activities of $290,000 (including proceeds of the bank refinancing of $181,000 and payments on long-term debt of $110,000 and a net increase in advances from parent of $187,000).

         In February 1996, the Company refinanced its bank loan agreement with a different Florida bank. The new financing provides for a $2,000,000 line of credit, due on demand, secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this line of credit at September 30, 1996 and no amounts have been drawn down on this line as of September 30, 1996. A $712,500 term loan which had a remaining principal balance of $697,000 at September 30, 1996 is secured by two buildings and land owned by the Parent. The second term loan for $200,000 which had a remaining principal balance of $177,000 at September 30, 1996 is secured by the Company's tangible personal property, goods and equipment. The Parent has guaranteed these loans and has subordinated $2,500,000 due from the Company, provided that the Company may make payments to the Parent on this subordinated debt from funds from the Company's security offering and from earnings. The Company has further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         The Company has outstanding borrowings of $145,000 form a local bank with interest payable monthly and the notes maturing April, 1997. Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $312,000 at September 30, 1996 and had an option for additional funding which provided a total line of $620,000 at December 31, 1995. The Company has decided not to utilize this option for additional funding. The line of credit is secured by the assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of September 30, 1996 or December 31, 1995.

         In October, 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $575,000 at September 30, 1996 and $591,000 at December 31, 1995.

         Given its current level of working capital and its refinanced bank loan, management believes current levels of working capital are adequate to successfully meet liquidity demands for at least the next twelve months.

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

         (a) Exhibits

             Part I Exhibits

                 (11) Statements re: computation of per share earnings

                 (27)  Financial Data Schedule (for SEC use only)

             Part II Exhibits

                 None

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Techdyne, Inc.


                                            By /s/ Daniel R. Ouzts
                                               -------------------
                                            DANIEL R. OUZTS, Vice President/
                                            Finance, Controller and Principal
                                            Financial Officer


Dated: November 8, 1996

                                                      EXHIBIT INDEX
Exhibit
  No.

(11)             Statement re: computation of per share earnings

(27)             Financial Data Schedule (for SEC use only)