Form 10-K405
period 1996-12-31
TECHDYNE INC
filed 1997-03-31
CIK 764039

______________________________________________________________________
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                          -----------------
                                     OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________ to __________
Commission file number 0-14659
                       -------

                                 TECHDYNE, INC.
           -------------------------------------------------------------
                 (Name of small business issuer in its charter)     -1-


                 FLORIDA                                            59-1709103
      -------------------------------------                     --------------------
        (State or other jurisdiction of                            (I.R.S. Employe
         incorporation or organization)                             Identification No.)

                               2230 W. 77TH STREET, HIALEAH, FLORIDA                  33016
                              ----------------------------------------             -----------
                              (Address of principal executive offices)              (Zip Code)


                    Issuer's telephone number (305) 556-9210
                                              --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                        None

             Securities registered under Section 12(g) of the Act:

                              Title of each class
                              -------------------
                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold on March 17, 1997 was approximately $12,014,000.

     As of March 17, 1997 the Company had 4,311,819 outstanding shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Information Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on Wednesday June 11, 1997.

     Registrant's Registration Statement on Form SB-2 dated July 26, 1995, as amended August 21, 1995 and September 1, 1995, Registration No. 33-94998-A Part II, Item 27, Exhibits

     Annual Reports, Forms 10-K, for the years ended December 31, 1987, 1988, 1990, 1991 and 1995, Part IV, Exhibits.

     Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the years ended December 31, 1993 and 1994, Part IV, Exhibits.
 ___________________________________________________________________________

                                 TECHDYNE, INC.

                      Index to Annual Report on Form 10-K
                          Year Ended December 31, 1996



                                                                                                          Page
                                                                                                          ----

                                                    PART I
Item 1.   Business.......................................................................................    1

Item 2    Properties.....................................................................................    8

Item 3.   Legal Proceedings...............................................................................   9

Item 4.   Submission of Matters to a Vote of Security Holders.............................................  10


                                                   PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters.......................................................................................  10

Item 6.   Selected Financial Data.........................................................................  11

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................................  11

Item 8.   Financial Statements and Supplementary Data.....................................................  15

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..........................................................................  15


                                                  PART III



Item 10.  Directors and Executive Officers of the Registrant..............................................  15

Item 11.  Executive Compensation..........................................................................  16

Item 12.  Security Ownership of Certain Beneficial Owners and Management..................................  16

Item 13.  Certain Relationships and Related Transactions..................................................  17


                                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  17



                                     PART I


ITEM 1.  BUSINESS

     Techdyne, Inc. (the "Company") is an international contract manufacturer of electronic, electro-mechanical and plastic insert and injection molded products, primarily manufactured to customer specifications and designed for original equipment manufacturers ("OEMs") and distributors in the data processing, telecommunications and instrumentation industries. Custom-designed products primarily include conventional and molded cables and wire harnesses and to a more limited extent, printed circuit boards ("PCBs") and electro-mechanical assemblies. The Company is also engaged in horizontal injection molding and vertical insert molding for production of medical and electronic components.

     The Company custom designs and assembles components and finished products principally for OEMs and their suppliers. Approximately 58% of sales are domestic and 42% are effected by the Company's wholly owned subsidiary, Techdyne (Scotland) Limited ("Techdyne (Scotland)") in the European markets and to a limited extent in the Middle East. The Company has one other Scottish subsidiary, Techdyne Livingston Limited.

     Included among its customers are several Fortune 100 companies. Services and products are marketed through an in-house marketing staff of 11 persons, in conjunction with approximately 35 independent manufacturer's sales representatives.

     The Company was incorporated in Florida in 1976 originally under the name DAK Industries, Incorporated. It was acquired by Medicore, Inc. ("Medicore" or the "Parent") in 1982 and became a public company in 1985. Medicore, a Nasdaq National Market company, owns approximately 63% of the Company's Common Stock
(approximately 74% with its convertible promissory note).   See "Security
Ownership of Certain Beneficial Owners and Management" and "Certain Relations and Related Transactions" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 11, 1997, which is incorporated herein by reference. The Company established its European operations in 1987 through its subsidiary Techdyne (Scotland), which is engaged in similar operations as the Company for the European and Middle Eastern markets. Unless otherwise noted, Techdyne and its subsidiaries shall be referred to collectively as the "Company."

     The Company's executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. The Company's telephone number is (305) 556-9210.

PRODUCTS AND SERVICES

     Approximately 800 products, including complete turnkey finished products, sub-assemblies, molded and non-molded cable assemblies, wire harnesses, PCBs, injection molded and electronic assembly products, are manufactured by the Company for approximately 80 OEM customers.

     Cable and Harness Assemblies

     A cable is an assembly of electrical conductors insulated from each other and twisted around a central core and jacketed. Cables may be molded or non-molded.

     The Company maintains a large assortment of standard tooling for D-Subminiature ("D-Subs"), DIN connectors and phono connectors. D-Subs are connectors which are over-molded with the imprint of the customer's name and part number. DIN connectors are circular connectors with from two to four pairs of wires used for computer keyboards. Today's computers are multi-media, providing audio as well as video, such as the CD-ROM. The phono connector provides for the audio in the computer.

     Flat ribbon cable or ribbon cable assemblies are cables with wires (conductors) on the same plane with connectors at each end. Flat ribbon cables are used in computer assemblies and instrumentation.

     Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. The cable sales of the Company comprised approximately 82% of the total sales revenue for 1996.

     Printed Circuit Boards and Molded Assemblies

     PCB assemblies are electronic assemblies consisting of a basic printed circuit laminate with electronic components including diodes, resistors, capacitors and transistors, inserted and wave soldered. PCBs may be used either internally within the customer's products or in peripheral devices. The variety of PCBs produced by the Company include through hole assemblies, low and medium volume surface mount PCB assemblies, and mixed technology PCBs. Through hole assemblies are standard rigid boards with components on one side and solder pads on the other side. Surface mount circuit assemblies are components with no leads which are soldered to pads on the surface of the PCB. The mixed technology PCB combines both through hole and surface mount. Sales revenue from circuit board and assemblies totaled approximately 8% of 1996 revenue.

     Contract Manufacturing Products

     Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs as well as complete sub-assemblies for integration into an OEM's finished products, such as speaker and lock-key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution.
These products can be totally designed and manufactured by the Company through its computer-aided design system, engineering and supply procurement. Alternatively, the customer may provide specifications and the Company will assist in the design and engineering or manufacture to the customer's specifications. Contract manufacturing products include rack assemblies for data processing and video editing and custom disk drive enclosures for OEMs.

     Medical Products

     The Company produces lancets for Medicore, which Parent company distributes medical supplies. A lancet is a small sharp pointed instrument used to prick the finger to draw blood for laboratory testing. Lancets produced by the Company are vertical insert molded disposable products distributed under the trade names Medi-Lance(TM), Lady Lite(TM) and under the name Medi-Let, or under private label if requested by the customer.

     Reworking and Refurbishing

     Customers provide the Company with materials and sub-assemblies acquired from other sources which the customer has determined requires modified design or engineering changes. The Company redesigns, reworks, refurbishes and repairs these materials and sub-assemblies.

     Contract manufacturing, medical product sales, reworking and refurbishing together amounted to approximately 9% of sales for 1996. Management believes that circuit board sales and contract manufacturing will provide the Company with substantial increases in revenues in the next few years.

MANUFACTURING AND SUPPLIES

     Components and products are custom designed and developed to fit specific customer requirements and specifications. The Company's industrial, electrical and mechanical engineers work in close liaison with its customer's engineering department from inception through design, prototypes, production and packaging.

     The Company's engineering staff reviews and structures the bill of materials for purchasing, coordinates manufacturing instructions and operations, and reviews inspection criteria with the quality control department. The engineering staff also determines any special capital equipment requirements, tooling and dies, which must be acquired.

     The Company maintains a large assortment of standard tooling. New manufacturing jobs may require new tooling and dies, but most presses and related equipment are standard.

     The Company maintains modern state-of-the-art equipment at all of its facilities for crimping, stripping, terminating, soldering, sonic welding and sonic cleaning which permits the Company to produce conventional and complex molded cables. In assembly of PCBs, the Company owns state-of-the-art equipment.

     In addition to assembly operations, the Company in 1994, became more involved in contract manufacturing of moderate to high volume turnkey assemblies and sub-assemblies, including injection molded and electronic assembly products. See "Business - Products" above. Finished turnkey assemblies include the entire finished product and the entire manufacturing process from design and engineering to purchasing raw materials, manufacturing and assembly of the component parts, testing, packaging and delivery of the product to the customer. By contracting assembly production, OEMs are able to keep pace with continuous and complex technological changes and improvements by making rapid modifications to their products without costly retooling and without any extensive capital investments for new or altered equipment.

     The Scottish manufacturing facility, located in Livingston, Scotland, focuses mainly on the electronics industry producing primarily molded cables, wire harnesses and electro-mechanical assemblies, incorporating multifaceted design and production capabilities.

     The Company also has "supplier partnerships" to meet customers' needs. This involves the Company accomplishing the in-house manufacturing requirements of the customer. Through EDI (electronic data interchange) the customer conveys its needs on a weekly basis based on a rolling quarterly forecast.

     Materials used in the Company's operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins. These materials are readily available from a large number of suppliers and manufacturers. The Company has not experienced any significant disruptions from shortages of materials or delivery delays of its suppliers and believes that its present sources and the availability of its required materials are adequate. The Company has a computerized system of material requirements planning, purchasing, sales and marketing functions.

     Operational improvements implemented several years ago have improved the overall efficiency of manufacturing, particularly in the area of inventory management, including purchasing which is geared more closely to current needs resulting in reduced obsolescence problems. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

QUALITY AND PROCESS CONTROL

     The Company, in March, 1995 for its Hialeah, Florida facility , and in December, 1996 for its Houston, Texas facility, received from Underwriter's Laboratories, an independent quality assurance organization, the ISO 9002 quality assurance designation, which is the international standard of quality with respect to all systems of operations, including, among others, purchasing, engineering, manufacturing, sales, inventory control and quality. Techdyne (Scotland) received its BS 5750 quality assurance designation in 1991 from British Standards Institute. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations.

     Quality control is essential to the Company's operations since low-cost and high quality production are primary competitive standards and are vital to the services of the Company. See "Business - Competition" below. Product, components, assemblies and sub-assemblies manufactured by the Company are thoroughly inspected visually and electronically to assure all components are to strict specifications and are functional and safe. Management believes it is one of the manufacturers of choice for the major Fortune 100 companies, certain of whom are its customers, based upon its excellent record of quality production.

     Strict process controls are also standard operating procedure. Process controls deal with the controls relating to the entire manufacturing process. The Company strives for a CPK of two, i.e., twice as critical as customer tolerances.

     During the course of initial qualification and production cycles, new and existing customers inspect the Company and its operations. Over the years the Company's product and manufacturing quality has received excellent ratings.

MARKETING AND SALES

     Domestic sales are generated by five regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are also two in-house marketing personnel, including Barry Pardon, the President of the Company. The regional sales managers have six independent manufacturer representative agencies who employ approximately 35 salesmen. Sales are also generated through catalogues, brochures and trade shows. Within the last year, the Company hired three new sales managers to maximize its growth potential in circuit board and contract manufacturing sales. The Company believes that the new additions to the sales staff will accomplish this effectively in the coming year.

     The manufacturer sales representatives, primarily marketing electronic and similar high technology-products, are retained under exclusive sales representative agreements for specific territories and are paid on a commission basis. The sales representatives cannot represent any other person engaged in the business of manufacturing services similar to those of the Company, nor represent any person who may be in competition with the Company. The agreements further prohibit the sales representative from disclosing trade secrets or calling on customers of the Company for one year from termination of their agreement.

     Techdyne (Scotland) has four in-house sales personnel who market its products, primarily ribbon and discreet cable assemblies, electro-mechanical products, and molded cable assemblies, as well as engaged in rework and refurbishing products (see "Business - Products - Reworking and Refurbishing above") for customers in Scotland, England, Ireland, Germany and the Middle East.

     Substantially all of the Company's sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity price and delivery terms. Some production, such as its supplier partnerships (see "Business - Manufacturing and Supplies" above), are accomplished under open purchase orders with components released against customer requests.

     The customer base consists primarily of Fortune 100 companies. In 1996, approximately 73% of the Company's sales were made to numerous locations of four major customers Compaq Computer Corporation ("Compaq") (35%), IBM (18%), EMC and its related suppliers (12%), and Motorola (9%). The Company sells to these major companies as well as approximately 80 other smaller customers which comprise the remaining 25% of sales. The Company's sales to Avid Technology, Inc. ("Avid") totaling 19% of sales for 1995 year were down to 1% for fiscal 1996. Techdyne (Scotland) had a substantial portion of its sales, approximately 84% to Compaq. During 1996, bidding for Compaq orders became more competitive due to Far Eastern competition which resulted in substantially reduced sales to that customer with lower profit margins on remaining sales. A loss or substantially reduced sales to any major customer would necessarily have a materially adverse affect on the Company as was the case with Compaq in

Europe and Avid in the United States. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BACKLOG

     On December 31, 1996, the Company's backlog of orders amounted to approximately $7,300,000, of which approximately $1,320,000 was represented by the orders for Techdyne (Scotland) operations. Management believes, based on past experience and relationships with its customers and knowledge of its manufacturing capabilities, that substantially all of its backlog orders are firm and will be filled within this fiscal year. The purchase orders within which the Company performs do not provide for cancellation. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be canceled. There is no assurance that the backlog data is a reliable indicator of future sales.

PATENTS AND TRADEMARKS

     The Company does not have nor does it rely on patents or trademarks to establish or protect its market position. Dependency is placed more on design, engineering, manufacturing cost containment, quality and marketing skills to establish or maintain market position.

CAPITAL EXPENDITURES

     During each of the three years in the period ended December 31, 1996, the Company's capital expenditures were approximately:

                                 CAPITAL  EXPENDITURES
                         ---------------------------------------
                         LAND, BUILDINGS  MACHINERY
YEAR ENDED               AND LEASEHOLD    AND
DECEMBER 31              IMPROVEMENTS     EQUIPMENT     TOTAL
-----------              ------------     ---------  -----------
1996...................    $131,175       $573,129   $  704,304
1995...................    $207,903       $322,766   $  530,669
1994...................    $759,087       $293,519   $1,052,606

FOREIGN OPERATIONS

     The following is summarized financial information for the Company's foreign operations. All significant intercompany accounts and transactions have been eliminated.

                                                  Year Ended December 31,
                                      -------------------------------------------
                                          1996           1995           1994
                                      -------------  -------------  -------------
Net Sales and Other Income
 United States......................    $14,274,064    $18,113,978    $12,654,945
 Europe(1)..........................     10,160,116     12,310,380      7,880,738
                                      -------------  -------------  -------------
                                        $24,434,180    $30,424,358    $20,535,683
                                      =============  =============  =============
Net Income (Loss)
 United States......................    $   222,812    $   318,896    $   152,722
 Europe(1)..........................        519,896        996,422        566,158
                                      -------------  -------------  -------------
                                        $   742,708    $ 1,315,318    $   718,880
                                      =============  =============  =============
Identifiable Assets(2)
 United States......................    $ 7,438,983    $ 6,277,221    $ 4,830,839
 Europe(1)..........................      5,785,213      6,601,880      3,910,579
                                      -------------  -------------  -------------
                                        $13,224,196    $12,879,101    $ 8,741,418
                                      =============  =============  =============

(Notes on the following page)
_________________

(1) TECHDYNE (SCOTLAND) SALES ARE PRIMARILY TO CUSTOMERS IN THE UNITED KINGDOM. THE BALANCE OF THE SALES WERE MADE TO GERMANY, WHICH SALES WERE INITIATED IN 1994, AND MINIMALLY TO ISRAEL. THESE PERCENTAGES ARE BASED SOLELY ON FOREIGN SALES.

(2)  INCLUDES ASSETS DIRECTLY IDENTIFIABLE WITH THE APPLICABLE OPERATIONS.

     The Company will be continuing its efforts to expand its foreign sales throughout Europe.

Expansion of its Scottish production facility by 3,500 square feet was recently completed.

COMPETITION

     The Company experiences substantial competition from many areas including divisions of large electronic and high-technology firms, as well as from numerous smaller, specialized companies. Competitive price advantages may also be available to competitors with less expensive off-shore operations, particularly from the Far East. Management believes the primary competitive factors to be price, quality of production, prompt customer service, timely delivery, engineering expertise and technical assistance to customers. Among this mix of competitive standards, management believes it is competitive with respect to delivery time, quality, cost and customer service. Management also believes its competitive position is internationally enhanced through its European manufacturing and marketing operations through Techdyne (Scotland). See "General", "Manufacturing and Supplies" and "Foreign Operations" under "Business" above.

     Due to the number and variety of competitors, reliable data relative to the Company's competitive position in the electronic components and assembly industry is difficult to develop and is not known.

EMPLOYEES

     The Company currently employs approximately 255 full-time people. Of these approximately 99 are employed in its Florida facilities located in Hialeah, of which three are employed in marketing, including its President, six in engineering, 78 in manufacturing, quality assurance and production, and 12 are engaged in administrative, accounting, warehousing and support activities. The Company's Houston, Texas facility employs approximately 33 persons, of which one is in marketing, 29 are in manufacturing, quality and manufacturing engineering, and three are in administration, accounting, warehousing and support activities. The Austin, Texas manufacturing facility, presently employs approximately 18 persons of which 13 are in manufacturing and production, and five are in administration. The Company maintains a small office in Massachusetts with two employees, one in marketing and one in administration. Its Scottish subsidiary employs approximately 103 people of which 78 are in production, engineering and the balance in administrative, sales, accounting and support activities.

     In addition, to its full-time employees, the Company domestically regularly utilizes the services of temporary workers retained through local agencies. Presently there are approximately 52 such workers. Many of these temporary workers, upon fulfilling in excess of 320 hours of service, may be employed on a full time basis as needed.

     The Company has no unions and believes its relationships with its employees is good.

ITEM 2.  PROPERTIES


     The following chart summarizes the properties leased by the Company.

SPACE                PROPERTY            LANDLORD            TERM                RENT
------------      --------------         --------------      --------------      ---------------

16,000 sq ft      2230 W 77th St         Medicore            5 yrs. to           $130,000/yr
(exec. offs.,     Hialeah, FL            (Parent)            March 31, 2000      plus taxes,
mfg.)                                                                            utilities,
                                                                                 insurance
                                                                                 (net, net)(1)

12,000 sq ft      2200 W 77th St         Medicore            5 yrs. to           $130,000/yr
(warehouse)       Hialeah, FL            (Parent)            March 31, 2000      plus taxes,
                                                                                 utilities,
                                                                                 insurance
                                                                                 (net, net)(1)

11,000 sq ft      9742 and 9750          George              Month to month      $5,490 per
(mfg.             Whithorn Drive         Whimpey             as of November      month
& offices)        Houston, TX            of Texas, Inc.      29, 1996


200 sq. ft.       200 Turnpike Road      MMP Realty          Month to month      $250/month plus
(office)          Southborough, MA       Trust                                   heat, electricity
                                                                                 and janitorial


6,825 sq ft       800 Paloma Dr.         AmorRon             3 yrs.              $45,000/yr
(offices          Round Rock (Austin),   Park Ltd.           to April 14,        plus taxes,
mfg.)             TX(2)                                      1998; one           utilities,
                                                             three year          insurance
                                                             renewal             (net, net)

__________

(1) THE $130,000 PER YEAR RENTAL IS THE AGGREGATE FOR BOTH PROPERTIES, 2230 WEST 77TH STREET, HIALEAH, FLORIDA AND 2200 WEST 77TH STREET, HIALEAH, FLORIDA WITH ADJACENT PARKING. THE RENT WAS REDUCED TO $100,000 PER ANNUM FOR THE 12 MONTHS FROM APRIL 1, 1996 TO MARCH 31, 1997.

(2)  RIGHT OF FIRST REFUSAL TO LEASE ADJACENT SPACE (APPROXIMATELY 5,400 SQ.
     FT.).

     In July, 1994, Techdyne (Scotland) purchased the 27,000 square foot facility it had been leasing in Livingston, Scotland. The purchase was accomplished for approximately $730,000 with a 15-year mortgage which has a U.S. dollar equivalency of approximately $622,000 at December 31, 1996. See
Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations." This facility was recently expanded by 3,500 square feet. See "Business - Foreign Operations" above.

     The Company maintains state-of-the-art manufacturing, quality control testing and packaging equipment at all of its facilities in Florida, Texas and Scotland.

     The Company believes that its equipment and facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in or subject to any claims or litigation. In the first quarter of 1996 a temporary worker was injured at the Company. The extent of his injuries or related costs are not known. The injured party is insured through the temporary agency. The Company also believes its insurance is adequate to cover any potential claims. See Note 6 to "Notes to Consolidated Financial Statements."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The table below indicates the high and low bid prices by quarter for the Company's Common Stock for the three quarters ended September 30, 1995 as reported by the OTC Bulletin Board. On October 2, 1995 the Company's Common Stock and Warrants commenced trading on the Boston Stock Exchange under the symbols "TDN" and "TDNW," respectively, and on Nasdaq SmallCap under the symbols "TCDN" and "TCDNW," respectively. On November 6, 1996, the Common Stock and Warrants were listed and traded on the Nasdaq National Market under the same symbol and ceased trading on the Boston Stock Exchange. The fourth quarter information for 1995 and the quarterly information for 1996 in the table reflects the high and low bid prices for the Common Stock as reported by Nasdaq.

                                                  Bid Price
                                              ----------------------
           1995
           ---------------------------------
                                               High         Low
                                              ----------  ----------

           1st Quarter......................  1 5/8          1
           2nd Quarter.....................   3 3/4          1 1/2
           3rd Quarter......................  6 3/4          3 1/8
           4th Quarter......................  7 1/4          5 3/8



                                                    Bid Price
                                              ----------------------
           1996
           ---------------------------------
                                               High         Low
                                              ----------  ----------

           1st Quarter......................   8           5 15/16
           2nd Quarter.....................    9 7/8       6 1/2
           3rd Quarter......................   9 1/2       6 3/8
           4th Quarter......................   9 1/8       5


     Bid and asked prices are without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

     At March 17, 1997, the Company had 67 shareholders of record and based upon its annual meeting estimates it has approximately 900 beneficial owners of its Common Stock.

     The Company has not paid, nor does it have any present plans to pay cash dividends on its Common Stock in the immediate future. In February, 1996, the Company refinanced its credit facilities with a Florida bank, including three loan arrangements, one of which restricts the payment of dividends except if such does not exceed 30% of the Company's net income in any year. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held Wednesday, June 11, 1997, incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the four years ended December 31, 1996 are derived from the audited consolidated financial statements. The selected financial data for the year ended December 31, 1992 are derived from unaudited financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   Years Ended December 31,
                                ----------------------------------------------------------------
                                    1996          1995           1994         1993        1992
                                ------------  -------------  -------------  ---------  ----------
Revenues....................       $  24,434      $  30,424      $  20,536  $  15,288  $  15,566

Net income (loss)                        743          1,315            719          1       (776)

Income (loss) per common share           .16            .38            .24        ---       (.26)

Weighted average shares
outstanding and equivalents        4,769,320      3,466,139      3,042,910  3,042,910  3,042,910
                                   =========      =========      =========  =========  =========

                        CONSOLIDATED BALANCE SHEET DATA
                                 (IN THOUSANDS)



                                                                December 31
                                            ----------------------------------------------------------
                                              1996         1995        1994         1993         1992
                                            -------      -------      ------      -------      -------
Working capital...........................  $ 6,597      $ 4,921      $2,988      $ 1,909      $ 1,572
Total assets..............................   13,224       12,879       8,741        5,543        5,237
Long-term debt (1)........................    3,842        3,415       5,823        4,806        4,695
Total liabilities.........................    8,056        9,216       9,685        7,284        6,957
Shareholders' equity (deficit)............    5,168        3,663         944       (1,741)      (1,720)

----------------
(1) Includes advances from Parent.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Annual Report on Form 10-K that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934, including statements regarding the Company's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including the pursuit of new Techdyne business to replace lost sales from several major customers in 1996, the development of new products and facilities. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form SB-2 as filed with the Securities and Exchange Commission ("Commission") (effective September 13, 1995).

     The Company's manufacturing and assembly operations are subject to substantial competition from divisions of large electronic and high-technology firms and numerous smaller, specialized companies. Strong competition derives from price advantages of competitors with less expensive off-shore operations, particularly the Far East manufacturers. This imposes pressure on the Company's bidding orders and profit margins.

     The Company's future growth as an international contract manufacturer of precision electronic, electro-mechanical and plastic insert and injection molded products for OEMs in the data processing, telecommunication and instrumentation industries, will be influenced by several factors including technological developments, the ability of the Company to efficiently meet the design and production requirements of its customers, and the market acceptance of its customer's products. Further factors impacting the success of the Company's operations are increases in expenses associated with continued sales growth, the ability of the Company to control costs, management's ability to evaluate new orders to target satisfactory profit margins, the capacity of the Company to develop and manage the introduction of new products, and competition. Quality control is also essential to the Company's operations, since customers demand strict compliance with design and product specifications. Any adverse change in the Company's excellent quality and process controls could adversely affect its relationship with customers and ultimately its revenues and profitability. See Item 1, "Business-Quality and Process Control."


RESULTS OF OPERATIONS

1996 COMPARED TO 1995


     Consolidated revenues decreased approximately $5,990,000 (20%) for the year ended December 31, 1996 compared to the preceding year which included a $6,237,000 (21%) decrease in sales revenues. Domestic sales revenues decreased $4,019,000 (22%) and European-based sales revenues decreased $2,218,000 (18%) for the year ended December 31, 1996 compared to the same period of the preceding year. Interest and other income increased approximately $247,000, which included $140,000 from a litigation settlement and approximately $107,000 increase in interest income resulting from interest on Scotland funds invested which were previously tied up in receivables and inventory prior to the cutback in Compaq business in the third quarter of 1996 and interest on funds invested resulting from the Company's security offering completed in October 1995.

     The decrease in domestic sales compared to the preceding year was largely attributable to a decrease in sales of $5,337,000 to Avid Technology which was offset to some degree by a net increase in sales to other customers. The decrease in European-based sales was largely attributable to a decrease of $2,160,000 in sales to Compaq Computer Corp. by Techdyne (Scotland).

     Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq which accounted for approximately 84% of the sales of Techdyne (Scotland) for the year ended December 31, 1996 and 86% for the preceding year. The bidding for Compaq orders has become more competitive which has resulted in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing cost reduction efforts to remain competitive on Compaq business. However, there can be no assurance as to the success of such efforts.

     Approximately 73% of the Company's consolidated sales for the year ended December 31, 1996 were made to four customers. Customers generating in excess of 10% of sales included Compaq (35%), IBM (18%) and EMC and its related suppliers (12%). The loss of, or substantially reduced sales to any of these customers, as occurred with Avid domestically and Compaq in Europe in 1996, would have an adverse effect on the Company's operations if such sales are not replaced. The Company is pursuing new business development efforts to replace lost sales, although there can be no assurance as to the success of such efforts.

     Cost of goods sold as a percentage of sales remained relatively stable, increasing to 86% for the year ended December 31, 1996 compared to 85% for the preceding year.

     Selling general and administrative expenses remained relatively stable, decreasing approximately $16,000 for the year ended December 31, 1996 compared to the preceding year.

     Interest expense decreased by approximately $100,000 for the year ended December 31, 1996 compared to the preceding year due largely to a decrease of approximately $88,000 in interest on the intercompany advances from Medicore. The prime rate was 8.25% at December 31, 1996 and 8.5% at December 31, 1995.


1995 COMPARED TO 1994

     Consolidated revenues increased approximately $9,888,675 (48%) for the year ended December 31, 1995 compared to the preceding year. Domestic revenues increased $5,415,000 (43%) and European-based revenues increased $4,430,000 (56%) for the year ended December 31, 1995 compared to the same period of the preceding year.

     The increase in domestic revenues compared to the preceding year, in addition to an overall net increase in sales to existing customers, reflects continuing new customer development efforts and additional revenues resulting from an increased level of customer service made possible through the Company's Houston, Texas manufacturing facility and recently established Austin, Texas facility.

     Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq which accounted for approximately 86% of the sales of Techdyne (Scotland) for the year ended December 31, 1995 and 80% for the preceding year. Sales by Techdyne (Scotland) to Compaq increased $4,280,000 (68%) for the year ended December 31, 1995 compared to the preceding year. While the Company believes that Techdyne (Scotland) will maintain substantial sales to Compaq, the bidding for Compaq orders has become more competitive which the company anticipates may result in some loss of Compaq business and result in lower profit margins on Compaq sales. Techdyne (Scotland) intends to pursue new business development efforts to replace anticipated reductions in Compaq business and to pursue cost reduction efforts to remain competitive on Compaq business. However, there can be no assurance as to the success of such efforts.

     Approximately 80% of the Company's consolidated sales for the year ended December 31, 1995 were made to five customers, two of which were major customers, Compaq (36%) and Avid (19%). The other three customers each accounted for less than 10% of the Company's sales. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations if such sales were not replaced. The Company had sales of $5,653,000 to Avid for 1995. As a result of a change in the product produced for Avid which accounted for a substantial portion of the sales to that customer, the Company anticipates a loss of a majority of its sales to Avid during the next year. The Company intends to pursue new business development efforts to replace these lost sales, although there can be no assurance as to the success of such efforts.

     Cost of goods sold as a percentage of sales remained relatively stable, increasing to 85% for the year ended December 31, 1995 compared to 84% for the preceding year. The increase in sales revenues, along with improved manufacturing efficiencies and overall cost reduction efforts, resulted in an increase in operating profits of $929,000 for the year ended December 31, 1995 compared to the preceding year.

     Selling general and administrative expenses increased $492,000 (26%) during the first half of 1995 compared to the preceding year. This increase was primarily due to the increase in support activities associated with the nearly 48% increase in overall sales revenues between the periods, including increase in administrative personnel, related benefits and sales commissions. Selling, general and administrative expenses as a percentage of sales decreased to 8% for the year ended December 31, 1995 compared to 9% for the preceding year as a result of cost containment efforts in selling, general and administrative expenses and associated economies of scale.

     Interest expense increased by $90,000 for the year ended December 31, 1995 compared to the preceding year due to the mortgage associated with Techdyne (Scotland's) purchase of its manufacturing facility, previously leased, and an increase in average interest rates. The prime rate was 8.5% at December 31, 1995 and December 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $6,597,000 at December 31, 1996 increasing $1,676,000 (34%) during 1996. This increase included a substantial reduction in current debt as a result of the Company's bank refinancing with the change in other components of working capital resulting primarily from the overall reduction in sales levels compared to the preceding year.

     Included in the changes in components of working capital was an increase of $793,000 in cash and cash equivalents, which included net cash provided by operating activities of $725,000, net cash used in investing activities of $488,000 (including $480,000 from additions to property plant and equipment) and net cash provided by financing activities of $414,000 (including proceeds of the bank refinancing of $181,000, payments on long-term debt of $140,000 and a net increase in advances from the Parent of $336,000).

     In February 1996, the Company refinanced its bank loan agreement with a Florida bank. The new financing provides for a $2,000,000 line of credit, due on demand, secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this line of credit as of December 31, 1996, and no amounts have been drawn down on this line. A $712,500 term loan, which had a remaining principal balance of $691,000 at December 31, 1996, is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $167,000 at December 31, 1996 is secured by the Company's tangible personal property, goods and equipment. The Parent has guaranteed these loans and has subordinated $2,500,000 due from the Company, provided that the Company may make payments to the Parent on this subordinated debt from funds from the Company's security offering and from earnings. The Company has further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See Note 2 to "Notes to Consolidated Financial Statements." The Company was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank has granted waivers as of December 31, 1996 and extending through December 31, 1997.

     The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly and the notes maturing April, 1997. Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $342,000 at December 31, 1996, and had an option for additional funding which provided a total line of $620,000 at December 31, 1995, which is secured by the assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of December 31, 1996 or December 31, 1995.

     In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $622,000 and $591,000 at December 31, 1996 and December 31, 1995, respectively based on exchange rates in effect at each of these dates.

     Given its current level of working capital, and its refinanced bank loan, management believes current levels of working capital are adequate to successfully meet liquidity demands for at least the next twelve months.

     Management anticipates the future establishment of satellite facilities, one of which is presently under consideration for the Northeastern United States with such facilities requiring approximately $300,000 each for leasehold improvements, equipment and furniture and fixtures. Most of these costs will be provided from the proceeds of the Company's 1995 security offering which, together with the Company's refinanced credit facilities, should be adequate for these expenditures required over the next 12 months.

     The Company is seeking to expand its operations possibly through acquisitions of companies in similar businesses. There can be no assurance that the Company would be able to finance such acquisitions from its own capital or be able to obtain sufficient external financing.

INFLATION

     Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III


ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors of the Company is included under the caption "Election of Directors" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 11, 1997, which is incorporated herein by reference.

     The executive officers of the Company are elected by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. The present officers and directors have comprised the Board since 1993. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at April 30, 1997, and their business experience during the prior five years.


Name                Age  Position with the Company                Position Held Since
------------------  ---  ----------------------------------     -----------------------------

Thomas K. Langbein  51    Chairman of the Board and                    1982
                           Chief Executive Officer                     1990

Barry Pardon        45    President                                    1991
                           and Director                                1990

Joseph Verga        45    Senior Vice President, Secretary,            1988
                           Treasurer and Director                      1990

Daniel R. Ouzts     50    Vice President - Finance Controller          1986

     THOMAS K. LANGBEIN was financial consultant to Medicore until 1980, when he became Chairman of the Board of Directors, Chief Executive Officer and President of Medicore. Mr. Langbein is also an officer and director of most of Medicore's subsidiaries. He is Chairman of the Board and Chief Executive Officer of DCA, another public subsidiary of Medicore. Mr. Langbein was Chairman of the Board of Directors of the Company in 1985, formerly having been Vice President and Treasurer. Peter D. Fischbein was appointed Chairman of the Board in 1990 until 1991, when Mr. Langbein reassumed that position. In 1990, Mr. Langbein was appointed as President and Chief Executive Officer and Mr. Langbein relinquished the Presidency to Barry Pardon in November, 1991. Mr. Langbein is also a Director of Techdyne (Scotland). In 1971, Mr. Langbein organized and currently is the President, sole director and owner of Todd & Company, Inc. ("Todd"), a broker dealer registered with the Securities and Exchange Commission and the NASD. Mr. Langbein devotes most of his time to the affairs of the Company and Medicore. See "Certain Relationships and Related Transactions" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 11, 1997, incorporated herein by reference.

     BARRY PARDON joined the Company in November, 1980 as national sales manager and initiated the independent manufacturer representatives sales force. Mr. Pardon became Vice President of Marketing in 1981, and was appointed Executive Vice President (Marketing) in 1988, and was appointed President in November, 1991. Mr. Pardon is a director of Techdyne (Scotland).

     JOSEPH VERGA joined the Company in 1979 as purchasing agent. In 1980, he became production control manager and Vice President, in 1981 the operations manager, and in 1983 was elected a director and appointed Secretary of the Company. In 1985 he was appointed Treasurer and in 1988 was made Senior Vice President of Operations.

     DANIEL R. OUZTS joined Medicore in 1980 as Controller of its plasma division, and in 1983 became Controller of Medicore. He became Vice President of Finance of the Company and Medicore in 1986. He has been the controller of DCA since 1983, and was appointed as Vice-President and Treasurer of that company in June, 1996. Mr. Ouzts is a certified public accountant. See "Certain Relationships and Related Transactions" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday June 11, 1997, incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation is included under the caption "Executive Compensation" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday June 11, 1997, which is hereby incorporated by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday June 11, 1997, which is incorporated herein by reference), and by any person known to the Company to beneficially own more than 5% of any class of voting security of the Company, is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday June 11, 1997, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following is a list of documents filed as part of this report.

     1.   All financial statements

     See Index to Consolidated Financial Statements

     2.  Exhibits

          (3)(i) Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2 dated
                  July 26, 1995, as amended August 21, 1995 and September 1,
                  1995, Registration No. 33-94998-A ("Form SB-2"), Part II, Item
                  27, 3(a)). *

            (ii)  By-Laws (incorporated by reference to the Company's Form
                  SB-2, Part II, Item 27, 3(b)). *

          (4)(i) Form of Common Stock Certificate (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(a)). *

            (ii)  Form of Redeemable Common Stock Purchase Warrant
                  (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(b)). *

           (iii) Form of Underwriter's Warrant (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(c)).*

            (iv)  Form of Warrant Agreement between the Company, Continental
                  Stock Transfer & Trust Co., and Joseph Dillon & Co., Inc.
                  (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(d)). *

             (v) 1994 Stock Option Plan of the Company (incorporated by reference to Medicore, Inc.'s(1) Annual Report on Form 10-K for the year ended December 31, 1994 ("Medicore's 1994
                  Form 10-K"), Part IV, Item 14 (a) 3(10)(lxv)). *

            (vi)  Form of Stock Option Certificate under 1994 Stock Option Plan
                  (incorporated by reference to Medicore's(1) 1994 Form 10-K,
                  Part IV, Item 14 (a) 3 (10)(lxvi)) *

           (vii) Form of 1995 Non-Qualified Stock Option (incorporated by reference to Medicore's(1) 1994 Form 10-K, Part IV, Item 14
                  (a) 3 (10)(lxvii)). *

         (10)(i) Lease Agreement between the Company and Medicore, Inc.(1) dated July 17, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1990 ("1990 Form 10-K"), Part IV,
                  Item 14 (a) 3 (10) (vii)). *


            (ii) Lease Renewal Letter from the Company to Medicore, Inc.(1) dated December 19, 1994 (incorporated by reference to the Company's 1990 Form 10-K, Part IV, Item 10(b)). *

           (iii)  Lease Agreement between Techdyne (Houston), Inc.(2) and
                  George Whimpey of Texas, Inc. dated July 30, 1991
                  (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 ("1991 Form
                  10-K"), Part IV, Item 14 (a) 3 (10) (viii)). *

            (iv)  Assignment and Assumption Agreement between Techdyne
                  (Houston), Inc.(2), Medicore, Inc.(1) and George Whimpey of
                  Texas, Inc. dated February 28, 1992 (incorporated by reference to the 1991 Form 10-K, Part IV, Item 14 (a) 3
                  (10) (ix)). *

             (v)  Lease Agreement between the Company and George Whimpey of
                  Texas, Inc. dated February 4, 1994 (incorporated by reference to Medicore,(1) Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, Part IV, Item 14 (a) 3
                  (10) (xxxiv)). *

            (vi)  Form of Exclusive Sales Representative Agreement
                  (incorporated by reference to Medicore, Inc.'s (1) Annual
                  Report on Form 10-K for the year ended December 31, 1994
                  ("Medicore's 1994 Form 10-K"), Part IV, Item 14 (a) 3
                  (10)(lxiv)), Part IV, Item 14 (a)(10)(h)). *

           (vii) Employment Agreement between the Company and Barry Pardon dated March 13, 1996(incorporated by reference to the Company's Annual report on Form 10-K for the year ended
                  December 31, 1995; Part IV, Item 14(a)(10)(viii).*

          (viii)  Employment Agreement between Techdyne (Scotland) Ltd.(3) and
                  John Clark Grieve dated March 11, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, Part IV, Item 14 (a) 3 (10)
                  (x)). *

            (ix)  Guarantee of Techdyne (Scotland) Ltd.(3) Line of Credit with
                  Royal Bank of Scotland Plc dated March 3, 1989 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Part IV, Item 14 (a)
                  3 (10) (vii)) *

             (x)  Mortgage by Techdyne (Scotland) Ltd.(3) to the Royal Bank of
                  Scotland dated August 8, 1994 (incorporated by reference to
                  Medicore, Inc.'s(1) Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("Medicore June, 1994 Form
                  10-Q"), Part II Item 6(a)(28)(vi)). *

            (xi) Agreement ("Missives") between Techdyne (Scotland) Ltd.(3) and Livingston Development Corporation regarding Purchase by
                  Techdyne (Scotland) Ltd.(3) of Its Facility dated June 15,
                  1994 (incorporated by reference to Medicore June, 1994
                  Form 10-Q, Part II, Item 6(a)(28)(vii)). *

           (xii) Lease Agreement between the Company and AmorRon Park, Limited dated April 21, 1995 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10 (z)). *

          (xiii)  Promissory Note to Medicore, Inc.(1) dated April 10, 1995
                  (incorporated by reference to the Company's Form SB-2, Part
                  II, Item 27, 10 (a)(a)). *

           (xiv) Rental Agreement between the Company and MMP Realty Trust dated August 29, 1995 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10 (a)(d)). *

            (xv)  Loan and Security Agreement between the Company and Barnett
                  Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to the Company's Current Report on Form 8-K, dated February 23,
                  1996 ("February 1996 Form 8-K"), Item 7(c)(99)(i)). *

           (xvi)  Revolving Demand Promissory Note for $2,000,000 from the
                  Company to Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(ii)). *

          (xvii)  Unconditional and Continuing Guaranty of Payment and
                  Performance by Medicore, Inc.(1) in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(iii)). *

         (xviii)  Subordination Agreement among Barnett Bank, the Company and
                  Medicore, Inc.(1) dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(iv)). *

           (xix)  Loan Agreement for $712,500 between the Company and Barnett
                  Bank dated February 8, 1996 (incorporated by reference to
                  February 1996 Form 8-K, Item 7(c)(99)(v)). *

            (xx)  Promissory Note for $712,500 from the Company to Barnett
                  Bank, dated February 8, 1996 (incorporated by  reference to
                  February 1996 Form 8-K, Item 7(c)(99)(vi)). *

           (xxi)  Mortgage and Security Agreement between Medicore, Inc.(1) and
                  Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(vii)). *

          (xxii)  Assignment of Leases, Rents and Profits by Medicore, Inc.(1)
                  in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(viii)).
                  *

         (xxiii)  Promissory Note for $200,000 from the Company to Barnett
                  Bank dated February 8, 1996 (incorporated by reference to
                  February 1996 Form 8-K, Item 7(c)(99)(ix)). *

          (xxiv) Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to February
                  1996 Form 8-K, Item 7(c)(99)(x)).*


           (xxv) Service Agreement between the Company and Medicore, Inc.(1) dated October 25, 1996.


       (11)       Statement re:  computation of per share earnings.

       (21)       Subsidiaries of the registrant.

_________________

 *   Documents incorporated by reference not included in Exhibit Volume.

(1) PARENT OF THE COMPANY OWNING 63% OF THE COMPANY'S OUTSTANDING SHARES (74% IF INCLUDE CONVERTIBLE PROMISSORY NOTE).

(2)  SUBSIDIARY DISSOLVED IN 1992.

(3)  WHOLLY-OWNED SUBSIDIARY.

     (b) The Registrant filed no Current Report on Form 8-K during its fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TECHDYNE, INC.


                                             By       /s/ THOMAS K. LANGBEIN
                                               -------------------------------
                                               THOMAS K. LANGBEIN, Chairman of
                                               the Board of Directors and Chief
                                               Executive Officer


                                               March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                 Title                       Date
----------------------  ---------------------------------  ---------------

                              Chairman of the Board
                               of Directors, Chief
/s/ THOMAS K. LANGBEIN         Executive Officer            March 24, 1997
----------------------
  Thomas K. Langbein

/s/ BARRY PARDON               President and Director       March 24, 1997
----------------------
  Barry  Pardon

/s/ JOSEPH VERGA               Senior Vice President,
----------------------           Secretary, Treasurer
  Joseph Verga                   and Director               March 24, 1997

/s/ DANIEL R. OUZTS            Vice President and
----------------------           Controller
  Daniel R. Ouzts                                           March 24, 1997

/s/ PETER D. FISCHBEIN         Director                     March 24, 1997
----------------------
  Peter D. Fischbein

/s/ ANTHONY C. D'AMORE         Director                     March 24, 1997
----------------------
  Anthony C. D'Amore


                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (A) (1) AND (2), (C) AND (D)

               LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENTS SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                                 TECHDYNE, INC.

                                HIALEAH, FLORIDA

                         FORM 10-K--ITEM 14(A)1 AND (2)

                        TECHDYNE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS



     The following consolidated financial statements of Techdyne, Inc. and subsidiaries are included in Item 8:




                                                                         Page
                                                                         ----
Consolidated balance sheets--December 31, 1996 and 1995.                  F-3

Consolidated Statements of Income--Years ended December 31, 1996,
  1995, and 1994.                                                         F-4

Consolidated Statements of Stockholders' Equity (Deficit)--Years ended
  December 31, 1996, 1995 and 1994.                                       F-5

Consolidated Statements of Cash Flows--Years ended December 31, 1996,
  1995, and 1994.                                                         F-6

Notes to Consolidated Financial Statements--December 31, 1996.            F-7


     The following financial statement schedule of Techdyne, Inc. and Subsidiaries is included in Item 14(d):

                Schedule II -- Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Techdyne, Inc.

We have audited the accompanying consolidated balance sheets of Techdyne, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techdyne, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                             Ernst & Young LLP


March 21, 1997
Miami, Florida

                        TECHDYNE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                           DECEMBER 31,  DECEMBER 31,
                                                                               1996          1995
                                                                               ----          ----
                                    ASSETS
Current Assets:
  Cash and cash equivalents                                                 $ 3,924,873   $ 3,131,540
  Restricted cash                                                                29,174        27,801
  Accounts receivable, less allowances of $83,000 at
     December 31, 1996 and $103,000 at December 31, 1995                      3,106,923     3,157,420
  Inventories, less allowances for obsolescence of $134,000
     at December 31, 1996 and $309,000 at December 31, 1995                   3,049,334     3,513,196
  Prepaid expenses and other current assets                                     436,358       641,132
                                                                            -----------   -----------
     Total current assets                                                    10,546,662    10,471,089
Property and Equipment:
  Land and improvements                                                         205,200       186,000
  Buildings and building improvements                                           864,595       756,193
  Machinery and equipment                                                     3,273,875     2,726,787
  Tools and dies                                                                817,593       770,639
  Leasehold improvements                                                         94,119        90,547
                                                                            -----------   -----------
                                                                              5,255,382     4,530,166
  Less accumulated depreciation                                               2,749,339     2,287,695
                                                                            -----------   -----------
                                                                              2,506,043     2,242,471
Deferred expenses and other assets                                              124,313       113,995
Costs in excess of net tangible assets acquired, less accumulated amortization of $44,000 at December 31, 1996 and $40,000 at
   December 31, 1995                                                             47,178        51,546
                                                                            -----------   -----------
                                                                            $13,224,196   $12,879,101
                                                                            ===========   ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                          $ 2,457,563   $ 3,094,504
  Accrued expenses                                                              935,227     1,372,634
  Current portion of long-term debt                                             259,731       599,000
  Income taxes payable                                                          297,575       483,931
                                                                            -----------   -----------
     Total current liabilities                                                3,950,096     5,550,069
Deferred gain on sale of real estate                                            161,047       161,047
Deferred income taxes                                                           102,603        89,757
Long-term debt, less current portion                                          1,384,569       729,753
Advances from parent                                                          2,457,570     2,685,598

Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 4,294,019 shares in 1996 and
    4,043,319 shares in 1995                                                     42,940        40,433
  Capital in excess of par value                                              7,551,774     7,153,581
  Deficit                                                                    (2,531,167)   (3,273,875)
  Foreign currency translation adjustments                                      104,764      (257,262)
                                                                            -----------   -----------
     Total stockholders' equity                                               5,168,311     3,662,877
                                                                            -----------   -----------
                                                                            $13,224,196   $12,879,101
                                                                            ===========   ===========



                See notes to consolidated financial statements.

                        TECHDYNE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   1996         1995          1994
                                                   ----         ----          ----
Revenues:
  Sales                                         $24,116,018   $30,353,470  $20,515,256
  Interest and other income                         318,162        70,888       20,427
                                                -----------  ------------  -----------
                                                 24,434,180    30,424,358   20,535,683
Cost and expenses:
  Cost of goods sold                             20,747,534    25,785,745   17,318,641
  Selling, general and administrative
     expenses                                     2,404,456     2,420,344    1,927,908
  Interest expense                                  271,736       371,385      280,978
                                                -----------  ------------  -----------
                                                 23,423,726    28,577,474   19,527,527
                                                -----------  ------------  -----------
Income before income taxes                        1,010,454     1,846,884    1,008,156
Income tax provision                                267,746       531,566      289,276
                                                -----------  ------------  -----------
      Net income                                $   742,708   $ 1,315,318  $   718,880
                                                ===========  ============  ===========
Earnings per share:
  Primary                                       $       .16   $       .38  $       .24
                                                ===========  ============  ===========
  Fully diluted                                 $       .14   $       .31
                                                ===========  ============



                See notes to consolidated financial statements.

                        TECHDYNE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                     FOREIGN
                                                         CAPITAL IN                 CURRENCY
                                                 COMMON  EXCESS OF                 TRANSLATION
                                                 STOCK   PAR VALUE     DEFICIT     ADJUSTMENTS     TOTAL
                                                -------  ----------  ------------  -----------  ------------
Balance at January 1, 1994                      $30,429  $3,842,401  $(5,308,073)   $(306,189)  $(1,741,432)
  Net income                                                             718,880                    718,880
  Foreign currency translation adjustments                                             78,444        78,444
                                                -------  ----------  -----------   ----------   -----------
Balance at December 31, 1994                     30,429   3,842,401   (4,589,193)    (227,745)     (944,108)
  Net income                                                           1,315,318                  1,315,318
  Net proceeds from security offering with
    issuance of 1,000,000 common shares          10,000   3,310,784                               3,320,784
  Exercise of stock options                           4         396                                     400
  Foreign currency translation adjustments                                            (29,517)      (29,517)
                                                -------  ----------  -----------   ----------   -----------
Balance at December 31, 1995                     40,433   7,153,581   (3,273,875)    (257,262)    3,662,877
  Net income                                                             742,708                    742,708
  Note conversion by Medicore (200,000
    shares)                                       2,000     348,000                                 350,000
  Exercise of stock options                         507      50,193                                  50,700
  Foreign currency translation adjustments                                            362,026       362,026
                                                -------  ----------  -----------   ----------   -----------
Balance at December 31, 1996                    $42,940  $7,551,774  $(2,531,167)   $ 104,764   $ 5,168,311
                                                =======  ==========  ===========   ==========   ===========


                See notes to consolidated financial statements.

                        TECHDYNE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                           1996           1995           1994
                                                           ----           ----           ----
Operating activities:
 Net income                                               $  742,708   $ 1,315,318    $  718,880
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                              368,618       332,602       285,692
   Amortization                                               15,430        16,750        25,224
   Bad debt expense                                            9,380        73,000       (20,000)
   Provision for inventory obsolescence                       56,913       294,860       262,000
   Deferred income taxes                                       3,266        16,680        26,756
   Increase (decrease) relating
    to operating activities from:
   Accounts receivable                                       110,804       (83,104)   (1,297,543)
   Inventories                                               584,248    (1,161,907)   (1,227,152)
   Prepaid expenses and other
    current assets                                           228,554      (360,689)      (68,422)
   Accounts payable                                         (698,395)      948,390       801,046
   Accrued expenses                                         (480,917)      474,630       442,000
   Income taxes payable                                     (215,143)      218,856       244,025
   Other                                                                                  (1,049)
                                                          ----------    ----------    ----------
      Net cash provided by operating activities              725,466     2,085,386       191,457

Investing activities:
  Additions to property and equipment,
   net of minor disposals                                   (479,815)     (559,168)     (340,352)
  Proceeds from restricted cash                               56,294        53,626        51,893
  Restricted cash                                            (57,667)      (54,861)      (52,704)
  Proceeds from sale of marketable securities                               35,046       165,519
  Deferred expenses and other assets                          (6,808)      (61,082)
                                                          ----------   -----------   -----------
      Net cash used in investing activities                 (487,996)     (586,439)     (175,644)

Financing activities:
  Net proceeds from securities offering                                  3,320,784
  Exercise of stock options                                   50,700           400
  Proceeds from long-term borrowings                         181,476
  Payments on long-term borrowings                          (140,443)     (316,827)     (291,600)
  Payments on promissory note for advances from parent                  (1,500,000)
  Increase (decrease)in advances from parent                 336,483      (278,389)      467,401
  Deferred financing costs                                   (14,438)      (11,944)      (28,539)
                                                          ----------   -----------   -----------
     Net cash provided by financing activities               413,778     1,214,024       147,262
Effect of exchange rate fluctuations on cash                 142,085       (20,684)       10,553
                                                          ----------   -----------   -----------
Increase in cash and cash equivalents                        793,333     2,692,287       173,628
Cash and cash equivalents at beginning of year             3,131,540       439,253       265,625
                                                          ----------   -----------   -----------
Cash and cash equivalents at end of year                  $3,924,873   $ 3,131,540   $   439,253
                                                          ==========   ===========   ===========




                See notes to consolidated financial statements.

                        TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 63.5% owned subsidiary of Medicore, Inc. (the "Parent"), having been 83.1% owned by the Parent until the completion of its public offering in October 1995.

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


     Sales to major customers are as follows:

                                           YEAR ENDED DECEMBER 31,
                                     -----------------------------------
             CUSTOMERS                  1996        1995         1994
-----------------------------------     ----        ----         ----
Compaq Computer Corp.                $8,497,000  $10,849,000  $8,058,000
Avid Technology (1)                                5,653,000
IBM  (2)                              4,275,000    2,502,000   3,305,000
EMC and its related suppliers(2)      2,807,000    2,172,000

----------------
(1)  Less than 10% of sales for 1996.
(2)  Less than 10% of sales for 1995.



     Included in the sales to Compaq were sales by Techdyne (Scotland) of $8,427,000, which accounted for 84% of the sales of Techdyne (Scotland) for 1996. Increased competition in the bidding for Compaq business has resulted in a substantial loss of Compaq sales by Techdyne (Scotland) commencing in the third quarter of 1996 and reduced profit margins on remaining Compaq sales.

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


Restricted Cash

     Restricted cash represents cash balances pledged as collateral on a promissory note. See Note 2.

Inventories

     Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of following:


                                      DECEMBER 31,       DECEMBER 31,
                                          1996              1995
                                      ------------       ------------
Finished goods                         $  486,863        $  617,851
Work in process                           478,481           692,964
Raw materials and supplies              2,083,990         2,202,381
                                       ----------        ----------
                                       $3,049,334        $3,513,196
                                       ==========        ==========

Property and Equipment

     Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes and by accelerated methods for income tax purposes. Effective January 1, 1996, the Company adopted the provisions of FAS 121-accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The adoption of the provisions of FAS 121 flows had no material effect on the results of operations, financial condition or cash flows of the Company. The Company, based on current circumstances, does not believe any indicators of impairment are present.

Deferred Expenses

     Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans.

Cost in Excess of Net Tangible Assets Acquired

     The cost in excess of net tangible assets acquired are being amortized over 25 years. If, in the opinion of management, an impairment of value occurs, based on the undiscounted cash flow method, any writedowns will be charged to expense.

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


Foreign Operations

     Information relating to geographical data and foreign operations for the years ended December 31, 1996, 1995 and 1994, included on pages 5 and 6 of Form 10-K are an integral part of these financial statements.

     The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of stockholders' equity. The change in the exchange rate from $1.55 per U.K. pound at December 31, 1995 to $1.71 per U.K. pound at December 31, 1996 was reflected by a favorable change in foreign currency translation adjustments of approximately $362,000. The exchange rate had declined to $1.60 per U.K. pound at March 19, 1997. Foreign currency transaction gains and losses, which are not material, are included in the results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time the transactions are recorded and the balance sheet date.

Customer Payment Terms

     The majority of the Company's sales are made at payment terms of net amount due in 30-45 days, and do not require collateral.

Income Taxes

     Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

Stock-Based Compensation

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related Interpretations in accounting for its employee stock options. Financial Accounting Standards Board No. 123 "Accounting for Stock-Based Compensation" (FAS 123) permits a company to elect to follow the accounting provisions of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25.
See Note 7.

Earnings per Share

     Primary earnings per share for 1996 and 1995 has been computed based on the weighted average number of shares outstanding plus common equivalent shares from dilutive stock options using the modified treasury stock method and average market price, and is based on weighted average shares outstanding for 1994. Fully diluted per share data has not been presented for 1994 as it is not dilutive. Fully diluted earnings per share for 1996 and 1995 is computed on the basis of weighted average shares outstanding plus common equivalent shares from dilutive stock options using the modified treasury stock method and average market price for 1996 and ending market price for 1995 plus shares assumed to be issued on the conversion of the convertible promissory note to the Company's Parent, with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted.

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets is comprised as follows:


                                     DECEMBER 31,  DECEMBER 31,
                                        1996          1995
                                     ------------  ------------
United Kingdom VAT tax receivable      $182,508      $491,714
Other                                   253,850       149,418
                                       --------      --------
                                       $436,358      $641,132
                                       ========      ========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:


                                  DECEMBER 31,     DECEMBER 31,
                                     1996             1995
                                  ------------     ------------
United Kingdom VAT tax payable     $299,431         $  659,625
Other                               635,796            713,009
                                   --------         ----------
                                   $935,227         $1,372,634
                                   ========         ==========

Estimated fair value of Financial Instruments

     The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of debt because such instruments bear variable interest rates which approximate market.

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 2-LONG-TERM DEBT

     On February 8, 1996, the Company refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit due on demand secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this line of credit at December 31, 1996 and no amounts have been drawn down on this line as of that date.

     The bank has also extended two commercial term loans to the Company, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan which had an outstanding balance of approximately $691,000 at December 31, 1996 has a prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot. Under this term loan the Company is obligated to adhere to a variety of affirmative and negative covenants.

     The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $167,000 at December 31, 1996 carries no prepayment penalty and is secured by all of the Company's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The financing under the new term loans provided cash proceeds to the Company of approximately $181,000 and included payment of the balance due under the Company's previous term loan of $517,000 and payment of a mortgage of the Parent on a building leased to the Company of $215,000 which has been reflected as a reduction in the intercompany advances due the Parent.

     The Parent has unconditionally guaranteed the payment and performance by the Company of the $2,000,000 revolving loan and the two commercial term loans.

     A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

Long-term debt is as follows:

                                                           DECEMBER 31,
                                                        -----------------
                                                        1996         1995
                                                        ----         ----
Term loan secured by real property of Parent with
a carrying value of $1,035,000 at December 31,
1996.  Monthly payments of principal and interest
as described above.                                    $690,894

Term loan secured by tangible personal property,
goods and equipment with a carrying value of
approximately $3,120,000 at December 31, 1996.
Monthly payments of principal and interest as
described above.                                        166,764

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 2-LONG-TERM DEBT - (CONTINUED)


                                                           DECEMBER 31,
                                                        ------------------
                                                        1996          1995
                                                        ----          ----
Term loan secured by receivables, inventory
and fixed assets with a carrying value of
approximately $5,402,000 at December 31,
1995.  Refinanced in February 1996 as
described above.                                                  $ 549,508

Mortgage note secured by land and building
with a net book value of $941,000 at
December 31, 1996.  Quarterly payments
of approximately $21,000  based on exchange
rates at December 31, 1996 for 15 years
commencing October 1994 including
interest at 2% above bank base rate.                 $  622,214     590,824

Promissory note secured by two certificates of
deposit of a related company and one
certificate of deposit of the Company.  A single
principal payment is due on April 21, 1997
with interest payable monthly at prime.                 145,000     145,000

Other                                                    19,428      43,421
                                                     ----------  ----------
                                                      1,644,300   1,328,753
Less current portion                                    259,731     599,000
                                                     ----------  ----------
                                                     $1,384,569   $ 729,753
                                                     ==========  ==========

     The prime rate was 8.25% as of December 31, 1996 and 8.5% as of December 31, 1995.

     In July 1994, Techdyne, (Scotland) finalized the purchase of the facility which houses it's operations at a cost of approximately $730,000. In connection with the purchase of the real property, Techdyne (Scotland) made a $110,000 payment and obtained a 15 year mortgage of approximately $620,000 with a variable interest rate of 2% above the bank base rate. This mortgage had a remaining balance of $622,000 at December 31, 1996 and $591,000 at December
31, 1995.

     Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $342,000 at December 31, 1996 and had an option for additional funding which provided a total line of $620,000 at December 31, 1995. This line of credit operates as an overdraft facility and is secured by assets of Techdyne (Scotland) with a carrying value of approximately $5,786,000 at December 31, 1996 and $6,602,000 at December 31, 1995, and is guaranteed by Techdyne. No amounts were outstanding under this line of credit as of December 31, 1996 or December 31, 1995.

     Other debt includes various capital lease and other financing obligations. There were no new financing obligations for the year ended December 31, 1996, and $13,000 and $36,000 of such obligations for the years ended December 31, 1995 and 1994, respectively.

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 2-LONG-TERM DEBT - (CONTINUED)


     Scheduled maturities of long-term debt outstanding at December 31, 1996 are: 1997---$260,000; 1998--$102,000; 1999---$103,000; 2000---$106,000;
2001---$648,000; thereafter---$425,300. Interest payments on all of the above debt amounted to approximately $136,000, $155,000 and $104,000 in 1996, 1995 and 1994, respectively.


NOTE 3---INCOME TAXES

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

     The Company has a net operating loss carryforward of approximately $4,906,000 at December 31, 1996 and $5,002,000 at December 31, 1995, expiring between 2003 and 2010. Subsequent to completion of the Company's public offering, the Company's net operating loses can only be used to offset its taxable income and cannot be utilized in the consolidated federal and state income tax returns of the Parent as was done previously.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance of $1,798,000 at December 31, 1996 and $1,857,000 at December 31, 1995, has been recognized to offset the deferred tax assets. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                    DECEMBER 31,
                                               -----------------------
                                               1996               1995
                                               ----               ----
 Deferred Tax Liabilities:
   Depreciation                              $   146,000     $   223,000
   Accelerated capital allowances (Scotland)     102,603          89,757
   Other                                          27,000          25,000
                                             -----------     -----------
      Total deferred tax liabilities             275,603         337,757
 Deferred Tax Assets:
   Inventory Obsolescence                         47,000         102,000
   Cost capitalized in ending inventory           32,000          19,000
   Book over tax amortization                          0          34,000
   Accrued expenses                               13,000          26,000
   Other                                          33,000          45,000
                                             -----------     -----------
      Sub-total                                  125,000         226,000
 Net operating loss carryforward               1,846,000       1,879,000
                                             -----------     -----------
      Total deferred tax assets                1,971,000       2,105,000

 Valuation allowance for deferred tax assets  (1,798,000)     (1,857,000)
                                             -----------     -----------
   Net deferred tax assets                       173,000         248,000
                                             -----------     -----------
   Net deferred tax liabilities              $   102,603     $    89,757
                                             ===========     ===========

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 3-INCOME TAXES - (CONTINUED)

For financial reporting purposes, income before income taxes includes the following components:


                                            YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                         1996         1995         1994
                                         ----         ----         ----
Pretax income:
 United States                      $  227,813     $  340,495     $  153,678
 Foreign                               782,641      1,506,389        854,478
                                    ----------     ----------     ----------
                                    $1,010,454     $1,846,884     $1,008,156
                                    ==========     ==========     ==========

Significant components of the provision for income taxes are as follows:


                                            YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                         1996          1995         1994
                                         ----          ----         ----
Current:
  Federal                           $    5,000       $ 21,600      $    --
  Foreign                              259,270        493,286       261,564
  State                                    --             --            956
                                    ----------       --------     ---------
                                    $  264,270        514,886       262,520

Deferred:
  Foreign                                3,476         16,680        26,756
                                    ----------       --------       -------
                                    $  267,746       $531,566      $289,276
                                    ==========       ========      ========

Techdyne (Scotland) files separate income tax returns in the United Kingdom.

     The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense is:


                                            YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                         1996          1995         1994
                                         ----          ----         ----
Statutory tax rate (34%) applied
 to income before income taxes      $   343,554     $627,941     $342,773
Increases (reduction) in taxes
 resulting from:
  State income taxes-net of federal
   income tax effect                        --           --           956
  Benefit from NOL utilization          (73,000)     (94,000)     (91,580)
Other                                    (2,808)      (2,375)      37,127
                                    -----------     --------     --------
                                    $   267,746     $531,566     $289,276
                                    ===========     ========     ========

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 3---INCOME TAXES - (CONTINUED)

     Undistributed earnings of the Company's foreign subsidiary amounted to approximately $2,930,000 at December 31, 1996 and $2,410,000 at December 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $147,000 and $121,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1996 and December 31, 1995, respectively.

     Income tax payments were approximately $487,000, $272,000, and $20,000 in 1996, 1995 and 1994, respectfully.

NOTE 4---TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs have been charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a 2 year service agreement for $408,000 per year. The amount of expenses allocated by the Parent and those covered under the service agreement effective October 1, 1996 totaled $408,000 in 1996, 1995 and 1994.

     The advances from Parent bear interest at the short-term Treasury bill rate until April 10, 1995 and interest at 5.7% from that date. As of April 10, 1995, the advances were formalized into a demand convertible promissory note pursuant to which $1,500,000 was repaid to the Parent upon completion of the Company's public offering on October 2, 1995. The balance of the note including accrued interest, which amounted to $2,998,000 at December 31, 1996, may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. The Parent converted $350,000 of this note into 200,000 shares of the Company's common stock in June 1996, increasing its ownership interest in the Company at that time from 62.5% to 64.3%. Advances from the Parent on the balance sheet has been presented net of an advance receivable from the Parent of approximately $540,000 at December 31, 1996 with interest at 5.7%. Interest on the net advances amounted to $140,000, $228,000, and $160,000 in 1996, 1995 and 1994, respectively, and is included in the net balance due the Parent.

     In 1990, the Company sold real property to its Parent. The Parent assumed outstanding mortgages on the property. The gain on the sale of approximately $161,000 has been deferred due to the relationship between the parties. The premises are leased from the Parent under a 5 year net lease expiring March
31, 2000 at an annual rental of $130,000, reduced to $94,000 plus applicable taxes for the one year period commencing April 1, 1996.

     The Parent has agreed not to require repayment of the intercompany advances prior to January 1, 1998 and, therefore, the advances have been classified as long-term at December 31, 1996.

     The Company manufactures certain products for the Parent. Sales of the products were $278,000, $219,000 and $172,000 in 1996, 1995 and 1994, respectively.

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 5---RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1996, 1995 and 1994, respectively, the Company paid premiums of approximately $312,000, $317,000, and $263,000, for insurance through a director and stockholder, and the relative of a director and stockholder.

     For the years ended December 31, 1996, 1995 and 1994, respectively, legal fees of $32,000, $90,000, and $25,000 were paid to an officer of the Parent who acts as general counsel for the Company and the Parent.

NOTE 6---COMMITMENTS AND CONTINGENCIES

Commitments

     The Company has leases on several facilities including those under lease from its Parent (See NOTE 4), which expire at various dates. The aggregate lease commitments at December 31, 1996, including those of Techdyne (Scotland), are approximately: 1997---$238,000, 1998---$197,000, 1999---$165,000,
2000---$35,000. Total rent expense was approximately $491,000, $483,000, and $449,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Pursuant to completion of its public offering in October, 1995, the Company entered into a consulting agreement with the underwriter for a term of 18 months at $3,000 per month fully paid on October 2, 1995, the completion date of the underwriting, to provide financial consulting services pertaining to the Company's business.

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

     A litigation initiated by the Company in 1994 in the Florida courts against its former president has been settled on terms favorable to the Company.

NOTE 7--STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as is discussed below, FASB Statement No 123, "Accounting for Stock Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the Board of Directors granted 227,500 options of which there are 174,000 outstanding as of December 31, 1996, to certain of its officers, directors, employees and consultants. These options are excercisable for a period of five years at $1 per share. Options for 50,700 shares were exercised during 1996 and options for 400 shares were exercised in the fourth quarter of 1995.

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 7--STOCK OPTIONS--CONTINUED

     On February 27, 1995 the Company granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. These options vested immediately may be exercised for cash or subject to Board approval, in part by cash, (minimum par value for the shares purchased) and the balance by a three-year recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until default, if any, on the note. In April 1995, the Company granted a non-qualified stock option for 10,000 shares which vested immediately, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options issued during 1995: risk-free interest rate of 6.75%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .56% and a weighted-average expected life of the options of 2.5 years.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Since the options vested immediately, the Company's pro forma disclosure recognizes expense upon issuance of the options which would have no effect on 1996 net income. The Company's pro forma information for the options issued in 1995 is as follows:


                                                               1995
                                                             ----------
Pro forma net income                                          $1,250,079
                                                              ==========
Pro forma earnings per share:
  Primary                                                     $      .36
                                                              ==========
  Fully diluted                                               $      .30
                                                              ==========

     A summary of the Company's stock option activity for the years ended December 31, follows:

                                                          1996                              1995
                                                ----------------------------     ----------------------------
                                                            WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                                OPTIONS      EXERCISE PRICE      OPTIONS      EXERCISE PRICE
                                                -------     ----------------     -------     ----------------

Outstanding-beginning of year                   378,400          $1.30           227,500           $1.00
Granted                                                                          152,500            1.75
Exercised                                       (50,700)          1.00              (400)           1.00
Expired                                         ( 1,200)          1.00            (1,200)           1.00
outstanding-end of year                         326,500           1.35           378,400            1.30
                                                =======                         =======
Exercisable at end of year                      326,500           1.35           378,400            1.30
                                                =======                          =======
Weighted-average fair value of options
 granted during the year                                                           $.69
                                                                                 =======

                        TECHDYNE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


NOTE 7--STOCK OPTIONS--CONTINUED

      Exercise prices for options outstanding as of December 31, 1996 ranged from $1.00 to $1.75. The weighted-average remaining contractual life of those options is 2.8 years.

NOTE 8---COMMON STOCK

     The Company completed a public offering of common stock and warrants on October 2, 1995 providing it with net proceeds of approximately $3,321,000. Pursuant to the offering, 1,000,000 shares of common stock were issued, and there are 1,000,000 redeemable common stock purchase warrants to purchase one common share each with an exercise price of $5.00 exercisable from September 13, 1995 through September 13, 1998. The underwriter received warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable from September 13, 1996 through September 13, 2000 at $6.60 per share of common stock and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share.

     The Company has repaid $1,500,000 of its indebtedness to the Parent (see
NOTE 4) and intends to use the remainder of the proceeds from the offering to establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. The Parent has conversion rights for the balance of the convertible promissory note, representing indebtedness from the Company to the Parent, which, at December 31, 1996 was approximately $2,998,000 including accrued interest and is convertible at $1.75 per common share (see NOTE 4), giving the Parent 74% beneficial ownership of the Company.

    The Company has 4,225,038 shares reserved for future issuance.

NOTE 9 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes certain quarterly operating data:

                                Year Ended December 31, 1996                      Year Ended December 31, 1995
                        ---------------------------------------------     ---------------------------------------------
                        March 31     June 30     Sept. 30     Dec. 31     March 31     June 30     Sept. 30     Dec. 31
                        --------     -------     --------     -------     --------     -------     --------     -------
                                                      (In thousands except per share data)

Net sales               $6,768       $6,147      $5,263       $5,938      $6,742       $8,700      $8,061       $6,850

Gross profit             1,035          877         769          687       1,199        1,310       1,179          880

Net income                 390          129         181           43         422          514         340           39

Earnings per share:
  Primary               $  .09       $  .03      $  .04       $  .01      $  .14       $  .16      $  .10       $  .01
  Fully diluted         $  .07       $  .03      $  .03       $  .01      $  .14       $  .16      $  .08       $  .01


     Since the computation of earnings per share is made independently for each quarter using the modified treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year. The Company's 1995 securities offering resulted in 1,000,000 additional shares outstanding commencing the 4th quarter of 1995, which shares were included on a pro rata basis in the weighted average shares for 1995.

     The Company recorded the following (gains) losses which were material to the results of the fourth quarter:


                                                            1995        1994
                                                            ----        ----
                                                             (In Thousands)
 Inventory valuation and obsolescence                       $187        $ 74
 Recovery of reserved account receivable and
  reduction of allowance for doubtful accounts                --         (99)
                                                            ----        -----
                                                            $187        $(25)
                                                            ====        =====

Schedule II - Valuation and Qualifying Accounts
Techdyne, Inc. and Subsidiary
Year Ended December 31, 1996

--------------------------------------------------------------------------------------------------------------------------

         COL. A                            COL. B                   COL. C                     COL. D        COL. E
--------------------------------------------------------------------------------------------------------------------------
                                                          Additions          Additions
                                          Balance at      Charged to         Charged to     Other Charges    Balance
                                          Beginning       Cost and         Other Accounts    Add (Deduct)   at End of
         Classification                   of Period       Expenses            Describe         Describe       Period
--------------------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1996:
 Reserves and allowances deducted
   From asset accounts:
 Allowance for uncollectible accounts     $103,000        $  9,380                         $( 29,380)(1)    $ 83,000
Reserve for inventory obsolescence         309,000          56,913                          (231,913)(2)     134,000
                                          --------        --------         --------        ----------       --------
                                          $412,000        $ 66,293         $      0        $(261,293)       $217,000
                                          ========        ========         ========        ==========       ========

YEAR ENDED DECEMBER 31, 1995:
Reserves and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts      $ 51,000        $ 73,000                         $( 21,000)       $103,000
Reserve for inventory obsolescence         235,000         294,860                          (220,860)        309,000
                                          --------        --------         --------        ----------       --------
                                          $286,000        $367,860         $      0        $(241,860)       $412,000
                                          ========        ========         ========        ==========       ========

YEAR ENDED DECEMBER 31, 1994:
Reserves and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts      $ 28,000        $(20,000)                        $  43,000        $ 51,000
Reserve for inventory obsolescence         156,000         262,000                          (183,000)        235,000
                                          --------        --------         --------        ----------       --------
                                          $184,000        $242,000         $      0        $(140,000)       $286,000
                                          ========        ========         ========        ==========       ========




-----------------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Net write-offs against inventory reserves.

                                 EXHIBIT INDEX

          (3)(i) Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2 dated
                  July 26, 1995, as amended August 21, 1995 and September 1,
                  1995, Registration No. 33-94998-A ("Form SB-2"), Part II, Item
                  27, 3(a)). *

            (ii)  By-Laws (incorporated by reference to the Company's Form
                  SB-2, Part II, Item 27, 3(b)). *

          (4)(i) Form of Common Stock Certificate (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(a)). *

            (ii)  Form of Redeemable Common Stock Purchase Warrant
                  (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(b)). *

           (iii) Form of Underwriter's Warrant (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(c)).*

            (iv)  Form of Warrant Agreement between the Company, Continental
                  Stock Transfer & Trust Co., and Joseph Dillon & Co., Inc.
                  (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(d)). *

             (v) 1994 Stock Option Plan of the Company (incorporated by reference to Medicore, Inc.'s(1) Annual Report on Form 10-K for the year ended December 31, 1994 ("Medicore's 1994
                  Form 10-K"), Part IV, Item 14 (a) 3(10)(lxv)). *

            (vi)  Form of Stock Option Certificate under 1994 Stock Option Plan
                  (incorporated by reference to Medicore's(1) 1994 Form 10-K,
                  Part IV, Item 14 (a) 3 (10)(lxvi)) *

           (vii) Form of 1995 Non-Qualified Stock Option (incorporated by reference to Medicore's(1) 1994 Form 10-K, Part IV, Item 14
                  (a) 3 (10)(lxvii)). *

         (10)(i) Lease Agreement between the Company and Medicore, Inc.(1) dated July 17, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1990 ("1990 Form 10-K"), Part IV,
                  Item 14 (a) 3 (10) (vii)). *

            (ii) Lease Renewal Letter from the Company to Medicore, Inc.(1) dated December 19, 1994 (incorporated by reference to the Company's 1990 Form 10-K, Part IV, Item 10(b)). *

           (iii)  Lease Agreement between Techdyne (Houston), Inc.(2) and
                  George Whimpey of Texas, Inc. dated July 30, 1991
                  (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 ("1991 Form
                  10-K"), Part IV, Item 14 (a) 3 (10) (viii)). *

            (iv)  Assignment and Assumption Agreement between Techdyne
                  (Houston), Inc.(2), Medicore, Inc.(1) and George Whimpey of
                  Texas, Inc. dated February 28, 1992 (incorporated by reference to the 1991 Form 10-K, Part IV, Item 14 (a) 3
                  (10) (ix)). *


             (v)  Lease Agreement between the Company and George Whimpey of
                  Texas, Inc. dated February 4, 1994 (incorporated by reference to Medicore,(1) Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, Part IV, Item 14 (a) 3
                  (10) (xxxiv)). *

            (vi)  Form of Exclusive Sales Representative Agreement
                  (incorporated by reference to Medicore, Inc.'s (1) Annual
                  Report on Form 10-K for the year ended December 31, 1994
                  ("Medicore's 1994 Form 10-K"), Part IV, Item 14 (a) 3
                  (10)(lxiv)), Part IV, Item 14 (a)(10)(h)). *

           (vii) Employment Agreement between the Company and Barry Pardon dated March 13, 1996(incorporated by reference to the Company's Annual report on Form 10-K for the year ended
                  December 31, 1995; Part IV, Item 14(a)(10)(viii).*

          (viii)  Employment Agreement between Techdyne (Scotland) Ltd.(3) and
                  John Clark Grieve dated March 11, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, Part IV, Item 14 (a) 3 (10)
                  (x)). *

            (ix)  Guarantee of Techdyne (Scotland) Ltd.(3) Line of Credit with
                  Royal Bank of Scotland Plc dated March 3, 1989 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Part IV, Item 14 (a)
                  3 (10) (vii)) *

             (x)  Mortgage by Techdyne (Scotland) Ltd.(3) to the Royal Bank of
                  Scotland dated August 8, 1994 (incorporated by reference to
                  Medicore, Inc.'s(1) Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("Medicore June, 1994 Form
                  10-Q"), Part II Item 6(a)(28)(vi)). *

            (xi) Agreement ("Missives") between Techdyne (Scotland) Ltd.(3) and Livingston Development Corporation regarding Purchase by
                  Techdyne (Scotland) Ltd.(3) of Its Facility dated June 15,
                  1994 (incorporated by reference to Medicore June, 1994
                  Form 10-Q, Part II, Item 6(a)(28)(vii)). *

           (xii) Lease Agreement between the Company and AmorRon Park, Limited dated April 21, 1995 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10 (z)). *

          (xiii)  Promissory Note to Medicore, Inc.(1) dated April 10, 1995
                  (incorporated by reference to the Company's Form SB-2, Part
                  II, Item 27, 10 (a)(a)). *

           (xiv) Rental Agreement between the Company and MMP Realty Trust dated August 29, 1995 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10 (a)(d)). *

            (xv)  Loan and Security Agreement between the Company and Barnett
                  Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to the Company's Current Report on Form 8-K, dated February 23,
                  1996 ("February 1996 Form 8-K"), Item 7(c)(99)(i)). *

           (xvi)  Revolving Demand Promissory Note for $2,000,000 from the
                  Company to Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(ii)). *

          (xvii)  Unconditional and Continuing Guaranty of Payment and
                  Performance by Medicore, Inc.(1) in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(iii)). *



         (xviii)  Subordination Agreement among Barnett Bank, the Company and
                  Medicore, Inc.(1) dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(iv)). *

           (xix)  Loan Agreement for $712,500 between the Company and Barnett
                  Bank dated February 8, 1996 (incorporated by reference to
                  February 1996 Form 8-K, Item 7(c)(99)(v)). *

            (xx)  Promissory Note for $712,500 from the Company to Barnett
                  Bank, dated February 8, 1996 (incorporated by  reference to
                  February 1996 Form 8-K, Item 7(c)(99)(vi)). *

           (xxi)  Mortgage and Security Agreement between Medicore, Inc.(1) and
                  Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(vii)). *

          (xxii)  Assignment of Leases, Rents and Profits by Medicore, Inc.(1)
                  in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(viii)).
                  *

         (xxiii)  Promissory Note for $200,000 from the Company to Barnett
                  Bank dated February 8, 1996 (incorporated by reference to
                  February 1996 Form 8-K, Item 7(c)(99)(ix)). *

          (xxiv) Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to February
                  1996 Form 8-K, Item 7(c)(99)(x)).*


           (xxv) Service Agreement between the Company and Medicore, Inc.(1) dated October 25, 1996.


       (11)       Statement re:  computation of per share earnings.

       (21)       Subsidiaries of the registrant.

_________________

 *   Documents incorporated by reference not included in Exhibit Volume.

(1) PARENT OF THE COMPANY OWNING 63% OF THE COMPANY'S OUTSTANDING SHARES (74% IF INCLUDE CONVERTIBLE PROMISSORY NOTE).

(2)  SUBSIDIARY DISSOLVED IN 1992.

(3)  WHOLLY-OWNED SUBSIDIARY.

     (b) The Registrant filed no Current Report on Form 8-K during its fourth fiscal quarter.