Form 10-Q
period 1997-03-31
TECHDYNE INC
filed 1997-05-09
CIK 764039

                                   FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-14659
                       -------

                                 TECHDYNE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                               59-1709103
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2230 West 77th Street, Hialeah, Florida                            33016
----------------------------------------                         ----------
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

Yes [X] or No [ ]

Common Stock Outstanding

         Common Stock, $.01 par value -- 4,321,819 shares as of April 30, 1997.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                      INDEX

PART I  --  FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Income (Unaudited) for the three months ended March 31, 1997 and March 31, 1996 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements
-------  --------------------

         1) Consolidated Condensed Statements of Income for the three months ended March 31, 1997 and March 31, 1996.

         2) Consolidated Condensed Balance Sheets as of March 31, 1997 and December 31, 1996.

         3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1997 and March 31, 1996.

         4) Notes to Consolidated Condensed Financial Statements as of March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations
         -----------------------------------------------------------------------

PART II  --  OTHER INFORMATION

Item 5.  Other Information
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------



Item 1.  Financial Statements
-------  --------------------



                         TECHDYNE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                        March 31,
                                                                  ------------------
                                                                 1997             1996
                                                                 ----             ----
Revenues:
    Sales                                                    $ 6,342,775       $ 6,768,156
    Litigation settlement                                                          139,645
    Interest and other income                                     40,332            35,363
                                                             -----------       -----------
                                                               6,383,107         6,943,164

Cost and expenses:
    Cost of goods sold                                         5,354,842         5,733,206
    Selling, general and administrative expenses                 670,477           571,922
    Interest expense                                              69,980            67,846
                                                             -----------       -----------
                                                               6,095,299         6,372,974
                                                             -----------       -----------

Income before income taxes                                       287,808           570,190

Income tax (benefit) provision                                   (47,514)          179,927
                                                             -----------       -----------

    Net income                                               $   335,322       $   390,263
                                                             ===========       ===========

Earnings per share:
    Primary                                                  $       .07       $       .09
                                                             ===========       ===========
    Fully diluted                                            $       .06       $       .07
                                                             ===========       ===========




See notes to consolidated condensed financial statements.

                                     TECHDYNE, INC. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                     March 31,          December 31,
                                                                                       1997                1996(A)
                                                                                     ---------          ------------
                                                                                    (Unaudited)
                              ASSETS
Current Assets:
    Cash and cash equivalents                                                       $  3,054,923       $  3,924,873
    Restricted cash                                                                       29,887             29,174
    Accounts receivable, less allowances of $75,000 at
        March 31, 1997 and $83,000 at December 31, 1996                                4,033,729          3,106,923
    Inventories, less allowances for obsolescence of $143,000
        at March 31, 1997 and $134,000 at December 31, 1996                            3,654,646          3,049,334
    Prepaid expenses and other current assets                                            349,121            436,358
                                                                                    ------------       ------------
               Total current assets                                                   11,122,306         10,546,662
    Property and Equipment:
      Land and improvements                                                              196,800            205,200
      Buildings and building improvements                                                829,202            864,595
      Machinery and equipment                                                          3,353,777          3,273,875
      Tools and dies                                                                     819,802            817,593
      Leasehold improvements                                                             109,083             94,119
                                                                                    ------------       ------------
                                                                                       5,308,664          5,255,382
      Less accumulated depreciation                                                    2,811,707          2,749,339
                                                                                    ------------       ------------
                                                                                       2,496,957          2,506,043
Deferred expenses and other assets                                                        79,123            124,313
Costs in excess of net tangible assets acquired, less
     accumulated amortization of $45,048 at March 31, 1997
     and $44,000 at December 31, 1996                                                     46,086             47,178
                                                                                    ------------       ------------
                                                                                    $ 13,744,472       $ 13,224,196
                                                                                    ============       ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                $  2,710,150       $  2,457,563
    Accrued expenses                                                                     809,348            935,227
    Current portion of long-term debt                                                    109,464            259,731
    Income taxes payable                                                                 236,989            297,575
                                                                                    ------------       ------------
             Total current liabilities                                                 3,865,951          3,950,096
Deferred gain on sale of real estate                                                     161,047            161,047
Deferred income taxes                                                                     99,387            102,603
Long-term debt, less current portion                                                   1,478,608          1,384,569
Advances from parent                                                                   2,658,114          2,457,570
Commitments and Contingencies
Stockholder's Equity
    Common stock, $.01 par value, authorized 10,000,000
         shares: issued and outstanding 4,321,819 shares at
         March 31, 1997; 4,294,019 shares at December 31, 1996                            43,218             42,940
    Capital in excess of par value                                                     7,682,421          7,551,774
    Deficit                                                                           (2,195,845)        (2,531,167)
    Foreign currency translation adjustments                                             (48,429)           104,764
                                                                                    ------------       ------------
      Total stockholders' equity                                                       5,481,365          5,168,311
                                                                                    ------------       ------------
                                                                                    $ 13,744,472       $ 13,224,196
                                                                                    ============       ============


(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission in March 1997.


See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             ------------------
                                                                            1997             1996
                                                                            ----             ----
Operating activities:
  Net income                                                           $   335,322       $   390,263
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                           92,128            88,044
     Amortization                                                            4,058             3,384
     Provision for inventory obsolescence                                   20,881            72,550
     Deferred income taxes                                                     978
     Increase (decrease) relating to operating activities
           from:
        Accounts receivable                                               (954,302)          (55,834)
        Inventories                                                       (659,414)          347,018
        Prepaid expenses and other current assets                           77,828           173,907
        Accounts payable                                                   276,028          (553,747)
        Accrued expenses                                                  (107,153)         (197,745)
        Income taxes payable                                               (48,258)          175,346
                                                                       -----------       -----------
         Net cash (used in) provided by operating activities              (961,904)          443,186

Investing activities:
  Additions to property and equipment, net of minor
     disposals                                                            (149,880)          (63,166)
  Proceeds from restricted cash                                             29,174            27,801
  Restricted cash                                                          (29,887)          (28,493)
  Deferred expenses and other assets                                        57,036           (23,901)
                                                                       -----------       -----------
         Net cash used in investing activities                             (93,557)          (87,759)

Financing activities:
  Proceeds from long-term borrowings                                                         181,476
  Payments on long-term debt                                               (30,709)          (61,431)
  Exercise of stock options and warrants                                   130,925
  Increase (decrease) in advances from parent                              200,544           (13,874)
  Deferred financing costs                                                 (13,502)          (13,616)
                                                                       -----------       -----------
         Net cash provided by financing activities                         287,258            92,555

Effect of exchange rate fluctuations on cash                              (101,747)          (17,477)
                                                                       -----------       -----------

(Decrease) increase in cash and cash equivalents                          (869,950)          430,505

Cash and cash equivalents at beginning of year                           3,924,873         3,131,540
                                                                       -----------       -----------

Cash and cash equivalents at end of period                             $ 3,054,923       $ 3,562,045
                                                                       ===========       ===========




            See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne Livingston Limited which is a subsidiary of Techdyne (Scotland), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 63.1% owned subsidiary of Medicore, Inc. (the "Parent"). See Notes 5 and 8.

MAJOR CUSTOMERS

         A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations.

         Increased competition in the bidding for Compaq business has resulted in a substantial loss of Compaq sales by Techdyne (Scotland) commencing in the third quarter of 1996 and reduced profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing cost reduction and new business development efforts to attempt to make up for reductions in Compaq business, although there can be no assurance as to the success of such efforts.

INVENTORIES

Inventories are comprised as follows:

                                           March 31,      December 31,
                                             1997             1996
                                           ---------      ------------
Finished goods                            $  436,356      $  486,863
Work in process                              745,149         478,481
Raw materials and supplies                 2,473,141       2,083,990
                                          ----------      ----------
                                          $3,654,646      $3,049,334
                                          ==========      ==========


RECLASSIFICATIONS

         Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets is comprised as follows:

                                                      March 31,   December 31,
                                                        1997          1996
                                                      ---------   ------------
            United Kingdom VAT tax receivable         $166,290      $182,508
            Other                                      182,831       253,850
                                                      --------      --------
                                                      $349,121      $436,358
                                                      ========      ========

                         TECHDYNE, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

ACCRUED EXPENSES

         Accrued expenses is comprised as follows:

                                                      March 31,     December 31,
                                                         1997           1996
                                                      ---------     ------------
            United Kingdom VAT tax payable             $244,113      $299,431
            Other                                       565,235       635,796
                                                       --------      --------
                                                       $809,348      $935,227
                                                       ========      ========

NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three months ended March 31, 1997 and March 31, 1996 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1996.

NOTE 3 -- LONG-TERM DEBT

         On February 8, 1996, the Company refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit due on demand secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this line of credit at March 31, 1997 and no amounts have been drawn down on this line as of that date.

         The bank has also extended two commercial term loans to the Company, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan which had an outstanding balance of $684,000 and $691,000 at March 31, 1997 and December 31, 1996, respectively, has a prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot. Under this term loan the Company is obligated to adhere to a variety of affirmative and negative covenants.

         The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of $157,000 and $167,000 at March 31, 1997 and December 31, 1996, respectively, carries no prepayment penalty and is secured by all of the Company's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 3 --LONG-TERM DEBT -- (CONTINUED)

         The financing under the new term loans provided cash proceeds to the Company of approximately $181,000 and included payment of the balance due under the Company's previous term loan of $517,000 and payment of a mortgage of the Parent on a building leased to the Company of $215,000 which was reflected as a reduction in the intercompany advances due the Parent, both of which represent non-cash financing activities which is a supplemental disclosure required by FAS 95.

         The Parent has unconditionally guaranteed the payment and performance by the Company of the $2,000,000 revolving loan and the two commercial term loans.

         A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

         The Company has a promissory note payable to a local bank of $145,000 at March 31, 1997 and December 31, 1996, with interest payable monthly at prime with the note maturing April 1997. This note is secured by 2 certificates of deposit of a related company and one certificate of deposit of the Company. This note is being renewed for 3 years until April 1997 with the same terms.

         The prime rate was 8.50% as of March 31, 1997 and 8.25% as of December 31, 1996.

         In October 1994, Techdyne (Scotland) finalized the purchase of the facility which houses it's operations at a cost of approximately $730,000. The principal balance outstanding under this mortgage had a U.S. dollar equivalency of approximately $589,000 and $622,000 at March 31, 1997 and December 31, 1996, respectively.

         Techdyne (Scotland) has a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $328,000 and $342,000 at March 31, 1997 and December 31, 1996, respectively. No amounts were outstanding under this line of credit as of March 31, 1997 or December 31, 1996.

         The Company's other debt includes various capital lease and other financing obligations. These financing obligations represent a noncash financing activity which is a supplemental disclosure required by FAS 95.

         Interest payments on long-term debt amounted to approximately $36,000 for the three months ended March 31, 1997 and $31,000 for the same period of the preceding year.

NOTE 4 -- INCOME TAXES

           Subsequent to the completion of the Company's public offering on October 2, 1996, the Company files separate federal and state income tax returns with its income tax liability reflected on a separate return basis and its net operating losses can only be used to offset its taxable income and cannot be utilized in the consolidated federal and state income tax returns of the Parent as was done previously.

         The Company had a net operating loss carryforward of approximately $4,400,000 at March 31, 1997 and $4,906,000 at December 31, 1996, expiring between 2003 and 2010.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTE 4 -- INCOME TAXES -- (CONTINUED)

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities, which total approximately $200,000 result primarily from tax over book depreciation and are more than offset by deferred tax assets. Deferred tax assets of approximately $1,800,000 result primarily from the net operating loss carryforwards noted above which result in related deferred tax assets of approximately $1,700,000 and include differences in book and tax bases of receivables and inventory and other temporary differences which result in related deferred tax assets of approximately $100,000. Deferred tax assets have not been reflected in the financial statements as a result of their being offset by a valuation allowance of approximately $1,600,000 at March 31, 1997 and $1,800,000 at December 31, 1996.

         The Company had domestic income tax expense of approximately $9,000 for the three months ended March 31, 1997 and $4,000 for the same period of the preceding year.

         Techdyne (Scotland) had an income tax benefit of approximately $57,000 for the three months ended March 31, 1997 and income tax expense of approximately $176,000 for the same period of the preceding year.

         There were no income tax payments for the three months ended March 31, 1997 or for the same period of the preceding year.

NOTE 5 -- TRANSACTIONS WITH PARENT

         The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs have been charged on the basis of direct usage when identifiable or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a 2 year service agreement for $408,000 per year. The amount of expenses allocated by the Parent and those covered under the service agreement effective October 1, 1996 totaled $102,000 for the three months ended March 31, 1997 and for the same period of the preceding year.

         The advances from Parent bore interest at the short-term Treasury bill rate until April 10, 1996 and interest at 5.7% from that date. As of April 10, 1996, the advances were formalized into a demand convertible promissory note pursuant to which $1,500,000 was repaid to the Parent upon completion of Company's public offering on October 2, 1996. The balance of the note including accrued interest, which amounted to $3,040,000 at March 31, 1997 and $2,998,000 at December 31, 1996, may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. The Parent converted $350,000 of this note into 200,000 shares of the Company's common stock in June 1996. Advances from the Parent on the balance sheet has been presented net of an advance receivable from the Parent of approximately $382,000 at March 31, 1997 and $540,000 at December 31, 1996 with interest at 5.7%. Interest on the net advances amounted to $36,000 and $37,000 for the three months ended March 31, 1997 and March 31, 1996, respectively. The Parent has agreed not to require repayment of the intercompany advances prior to April 1, 1998 and, therefore the advances have been classified as long-term at March 31, 1997.

         In 1990, the Company sold real property to its Parent. The Parent assumed outstanding mortgages on the property. The gain on the sale of approximately $161,000 has been deferred due to the relationship between the parties. The premises are leased from the Parent under a 5 year net lease expiring March 31, 2000.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 5 -- TRANSACTIONS WITH PARENT--CONTINUED

         The Company manufactures certain products for the Parent. Sales of the products were $52,000 and $72,000 for the three months ended March 31, 1997 and March 31, 1996, respectively.

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

         A litigation initiated by the Company in 1994 in the Florida courts was settled on terms favorable to the Company in the first quarter of 1996.

NOTE 7 -- STOCK OPTIONS

         In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the Board of Directors granted 227,500 options, of which there are 171,600 outstanding as of March 31, 1997, to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years at $1 per share. Options for 400 shares were exercised in the fourth quarter of 1995, options for 50,700 shares were exercised in 1996, and options for 300 shares were exercised in the first quarter of 1997.

         On February 27, 1996 the Company granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiaries for 142,500 shares exercisable at $1.75 per share for five years. In April 1996, the Company granted a stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

NOTE 8 -- COMMON STOCK

         The Company completed a public offering of common stock and warrants on October 2, 1995. Pursuant to the offering 1,000,000 shares of common stock were issued, as well as 1,000,000 redeemable common stock purchase warrants to purchase one common share each with an exercise price of $5.00 exercisable from September 13, 1995 through September 13, 1998. During the first quarter of 1997, approximately 28,000 warrants were exercised resulting in proceeds of approximately $131,000, net of underwriter commissions on the warrant exercises.

Item 2. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations
         -----------------------------------------------------------------------

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including the pursuit of new business to replace lost sales from major customers in 1996 and the development of new products and facilities. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form SB-2 as filed with the Securities and Exchange Commission ("Commission") (effective September 13, 1995).

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

         The Company's future growth as an international contract manufacturer of precision electronic, electro-mechanical and plastic insert and injection molded products for OEMs in the data processing, telecommunication and instrumentation industries, will be influenced by several factors including technological developments, the ability of the Company to efficiently meet the design and production requirements of its customers, and the market acceptance of its customers' products. Further factors impacting the success of the Company's operations are increases in expenses associated with continued sales growth, the ability of the Company to control costs, management's ability to evaluate new orders to target satisfactory profit margins, the capacity of the Company to develop and manage the introduction of new products, and competition. Quality control is also essential to the Company's operations, since customers demand strict compliance with design and product specifications. Any adverse change in the Company's excellent quality and process controls could adversely affect its relationship with customers and ultimately its revenues and profitability.

RESULTS OF OPERATIONS

         Consolidated revenues decreased approximately $560,000 (8%) for the three months ended March 31, 1997 compared to the same period of the preceding year which included a $425,000 (6%) decrease in sales revenues. Domestic sales revenues increased $1,772,000 (56%) and European-based sales revenues decreased $2,197,000 (61%) for the three months ended March 31, 1997 compared to the same period of the preceding year. Interest and other income decreased approximately $5,000, with prior year revenues also including approximately $140,000 from a litigation settlement.

         The decrease in European-based sales was largely attributable to a decrease of $2,375,000 (75%) in sales to Compaq Computer Corp. by Techdyne (Scotland). Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq which accounted for approximately 55% of the sales of Techdyne (Scotland) for the three months ended March 31, 1997 and 88% for the same period of the preceding year. The bidding for Compaq orders has become more competitive which has resulted in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development and is also continuing cost reduction efforts to remain competitive on Compaq business. However, there can be no assurance as to the success of such efforts.

         Approximately 73% of the Company's consolidated sales for the three months ended March 31, 1997 were made to four customers. Customers generating in excess of 10% of sales included Compaq (12%), IBM (29%), EMC and its related suppliers (21%) and Motorola (11%). The loss of, or substantially reduced sales to any of these customers, as has occurred with Compaq in Europe commencing in the third quarter of 1996, would have an adverse effect on the Company's operations.

         Cost of goods sold as a percentage of sales remained relatively stable, decreasing to 84% for the three months ended March 31, 1997 compared to 85% for the same period of the preceding year.

         Selling general and administrative expenses, increased approximately $99,000 for the three months ended March 31, 1997 compared to the same period of the preceding year which includes approximately $59,000 related to the Company's Austin, Texas facility which has substantially increased it operations.

         Interest expense increased by approximately $2,000 for the three months ended March 31, 1997 compared to the same period of the preceding year. The prime rate was 8.5% at a March 31, 1997 and 8.25% at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $7,256,000 at March 31, 1997 increasing $660,000 (10%) during the first quarter of 1997. This increase included a substantial reduction in current debt as a result of the Company extending a $145,000 bank note payable due April 1997 for an additional 3 years with the change in other components of working capital resulting primarily from increased sales levels compared to the prior quarter.

         Included in the changes in components of working capital was a decrease of $870,000 in cash and cash equivalents, which included net cash used in operating activities of $962,000, net cash used in investing activities of $94,000 (including $150,000 from additions to property plant and equipment) and net cash provided by financing activities of $287,000 (including net proceeds from common stock purchase warrants exercised of approximately $131,000, payments on long-term debt of $31,000 and a net increase in advances from the Parent of $201,000).

         In February 1996, the Company refinanced its bank loan agreement with a Florida bank. The new financing provides for a $2,000,000 line of credit, due on demand, secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this line of credit as of March 31, 1997, and no amounts have been drawn down on this line. A $712,500 term loan, which had a remaining principal balance of $684,000 and $691,000 at March 31, 1997 and December 31, 1996, respectively, is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $157,000 and $167,000 at March 31, 1997 and December 31, 1996, respectively, is secured by the Company's tangible personal property, goods and equipment. The Parent has guaranteed these loans and has subordinated $2,500,000 due from the Company, provided that the Company may make payments to the Parent on this subordinated debt from funds from the Company's security offering and from earnings. The Company has further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See Note 2 to "Notes to Consolidated Condensed Financial Statements." The Company was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank has granted waivers as of December 31, 1996 and extending through December 31, 1997.

         The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with a renewal of the present note maturing April, 2000. Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $328,000 and $342,000 at March 31, 1997 and December 31, 1996, respectively, which is secured by the assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of March 31, 1997 or December 31, 1996.

         In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $589,000 and $622,000 at March 31, 1997 and December 31, 1996, respectively based on exchange rates in effect at each of these dates.

         Given its current level of working capital, and its refinanced bank loan, management believes current levels of working capital are adequate to successfully meet liquidity demands for at least the next twelve months.

         The Company is in the process of establishing a new manufacturing facility in Milford, Massachusetts with the facility having an initial 5 year lease term with the Company's occupancy commencing in late April 1997. This facility is intended to assist in meeting increased customer demand in the Northeastern United States, as well as to increase service levels to customers in the Northeast and to penetrate new markets. The Company is also planning to increase its manufacturing capacity at its Houston and Austin, Texas facilities to meet increased customer demand in the Southwestern United States. Most of the costs related to its new facility, including leasehold improvements, equipment and furniture and fixtures, and the costs of expansion of existing facilities will be provided from the proceeds from the Company's 1995 security offering which, together with the Company's refinanced credit facilities, should be adequate for these expenditures required over the next 12 months.

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

                          PART II -- OTHER INFORMATION
                          ----------------------------



Item 5.  Other Information
-------  -----------------

         On March 25, 1997 the Company executed a five year lease for approximately 5,500 square feet for manufacturing and related office and administrative functions in Milford, Massachusetts. The lease is a net, net lease, with the basic rent being $33,600 per annum the first two years and escalating to $37,200 per annum the third and fourth years and escalating to $38,400 for the fifth year of the lease. The Company is also responsible for its proportionate share of common area maintenance expenses, real estate taxes, and for all the utilities it consumes. There is an option to renew the lease for five additional years.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)  Exhibits

              Part I Exhibits

                  (11)  Statements re: computation of per share earnings

              Part II Exhibits

                  (10)  Material contracts

                        (i) Lease agreement between the Company and Route 495
                            Commerce Park Limited Partnership dated March 25, 1997.

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Techdyne, Inc.


                                           By /s/  Daniel R. Ouzts
                                              ---------------------------------
                                              DANIEL R. OUZTS, Vice President/
                                              Finance, Controller and Principal
                                              Financial Officer


Dated:  May 7, 1997

                                  EXHIBIT INDEX
Exhibit
  No.
-------

Part I  Exhibits

(11)         Statement re: computation of per share earnings

(27)         Financial Data Schedule (for SEC use only)


Part II Exhibits

(10)         Material contracts

             (i) Lease agreement between the Company and Route 495 Commerce
                 Park Limited Partnership dated March 25, 1997.