Form 10-Q
period 1997-06-30
TECHDYNE INC
filed 1997-08-13
CIK 764039

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission file number 0-14659
                       --------

                                 TECHDYNE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                       59-1709103
--------------------------------                    -------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

2230 WEST 77TH STREET, HIALEAH, FLORIDA                     33016
---------------------------------------                   ---------
(Address of principal executive offices)                  (Zip Code)

                                 (305) 556-9210
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [X] or No [ ]

Common Stock Outstanding

      Common Stock, $.01 par value -- 4,335,167 shares as of July 31, 1997.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                      INDEX

PART I -- FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Income (Unaudited) for the three and six months ended June 30, 1997 and June 30, 1996 include the accounts of the Registrant and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         (1) Consolidated Condensed Statements of Income for the three months and six months ended June 30, 1997 and June 30, 1996.

         (2) Consolidated Condensed Balance Sheets as of June 30, 1997 and December 31, 1996.

         (3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1997 and June 30, 1996.

         (4) Notes to Consolidated Condensed Financial Statements as of June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         TECHDYNE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   Three Months Ended                   Six  Months Ended
                                                                         June 30,                             June 30,
                                                           -------------------------------      -------------------------------
                                                                1997               1996              1997               1996
                                                           ------------       ------------      ------------       ------------
Revenues:
    Sales                                                  $  6,641,712       $  6,146,671      $ 12,984,487       $ 12,914,827
    Litigation settlement                                                                                               139,645
    Interest and other income                                    36,292             47,088            76,624             82,451
                                                           ------------       ------------      ------------       ------------
                                                              6,678,004          6,193,759        13,061,111         13,136,923
Cost and expenses:
    Cost of goods sold                                        5,651,657          5,269,645        11,006,499         11,002,851
    Selling, general and administrative expenses                685,825            585,141         1,356,302          1,157,063
    Interest expense                                             72,275             74,034           142,255            141,880
                                                           ------------       ------------      ------------       ------------
                                                              6,409,757          5,928,820        12,505,056         12,301,794
                                                           ------------       ------------      ------------       ------------

Income before income taxes                                      268,247            264,939           556,055            835,129

Income tax (benefit) provision                                   (1,515)           135,783           (49,029)           315,710
                                                           ------------       ------------      ------------       ------------

    Net income                                             $    269,762       $    129,156      $    605,084       $    519,419
                                                           ============       ============      ============       ============

Earnings per share:
    Primary                                                $        .06       $        .03      $        .13       $        .11
                                                           ============       ============      ============       ============
    Fully diluted                                          $        .05                         $        .11       $        .09
                                                           ============                         ============       ============





See notes to consolidated condensed financial statements.

                     TECHDYNE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                          June 30,           December 31,
                                                                            1997               1996(A)
                                                                        ------------       ------------
                                                                        (Unaudited)
                              ASSETS
Current Assets:
    Cash and cash equivalents                                           $  3,256,957       $  3,924,873
    Restricted cash                                                           29,887             29,174
    Accounts receivable, less allowances of $75,000 at
        June 30, 1997 and $83,000 at December 31, 1996                     3,871,700          3,106,923
    Inventories, less allowances for obsolescence of $152,000
        at June 30, 1997 and $134,000 at December 31, 1996                 3,753,068          3,049,334
    Prepaid expenses and other current assets                                537,389            436,358
                                                                        ------------       ------------
               Total current assets                                       11,449,001         10,546,662

    Property and Equipment:
      Land and improvements                                                  199,200            205,200
      Buildings and building improvements                                    839,314            864,595
      Machinery and equipment                                              3,483,789          3,273,875
      Tools and dies                                                         822,389            817,593
      Leasehold improvements                                                 142,882             94,119
                                                                        ------------       ------------
                                                                           5,487,574          5,255,382
      Less accumulated depreciation                                        2,916,728          2,749,339
                                                                        ------------       ------------
                                                                           2,570,846          2,506,043
Deferred expenses and other assets                                           210,904            124,313
Costs in excess of net tangible assets acquired, less
     accumulated amortization of $46,000 at June 30, 1997
     and $44,000 at December 31, 1996                                         44,994             47,178
                                                                        ------------       ------------
                                                                        $ 14,275,745       $ 13,224,196
                                                                        ============       ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                    $  2,500,954       $  2,457,563
    Accrued expenses                                                       1,138,099            935,227
    Current portion of long-term debt                                        109,507            259,731
    Income taxes payable                                                     237,070            297,575
                                                                        ------------       ------------
             Total current liabilities                                     3,985,630          3,950,096
Deferred gain on sale of real estate                                         161,047            161,047
Deferred income taxes                                                        101,595            102,603
Long-term debt, less current portion                                       1,457,143          1,384,569
Advances from parent                                                       2,720,689          2,457,570
Commitments and Contingencies
Stockholder's Equity
    Common stock, $.01 par value, authorized 10,000,000
         shares: issued and outstanding 4,335,167 shares at
         June 30, 1997; 4,294,019 shares at December 31, 1996                 43,351             42,940
    Capital in excess of par value                                         7,745,691          7,551,774
    Deficit                                                               (1,926,083)        (2,531,167)
    Foreign currency translation adjustments                                 (13,318)           104,764
                                                                        ------------       ------------
      Total stockholders' equity                                           5,849,641          5,168,311
                                                                        ------------       ------------
                                                                        $ 14,275,745       $ 13,224,196
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

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                       -----------------------------
                                                                           1997              1996
                                                                       -----------       -----------
Operating activities:
  Net income                                                           $   605,084       $   519,419
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation                                                          187,500           175,936
     Amortization                                                            8,118             7,369
     Provision for inventory obsolescence                                   40,468            65,143
     Deferred income taxes                                                   1,956
     Increase (decrease) relating to operating activities
      from:
        Accounts receivable                                               (776,876)           60,175
        Inventories                                                       (769,825)          850,952
        Prepaid expenses and other current assets                         (106,879)          163,985
        Accounts payable                                                    58,051        (1,121,315)
        Accrued expenses                                                   215,511          (106,418)
        Income taxes payable                                               (50,740)          320,978
                                                                       -----------       -----------
         Net cash (used in) provided by operating activities              (587,632)          936,224

Investing activities:
  Additions to property and equipment, net of minor
     disposals                                                            (301,146)         (330,276)
  Proceeds from restricted cash                                             29,174            27,801
  Restricted cash                                                          (29,887)          (28,493)
  Deferred expenses and other assets                                       (92,152)           47,989
                                                                       -----------       -----------
         Net cash used in investing activities                            (394,011)         (282,979)

Financing activities:
  Proceeds from long-term borrowings                                                         181,476
  Payments on long-term debt                                               (59,167)          (76,508)
  Exercise of stock options and warrants                                   194,328             1,300
  Increase in advances from parent                                         263,118            42,985
  Deferred financing costs                                                   1,238           (14,697)
                                                                       -----------       -----------
         Net cash provided by financing activities                         399,517           134,556

Effect of exchange rate fluctuations on cash                               (85,790)           (2,009)
                                                                       -----------       -----------

(Decrease) increase in cash and cash equivalents                          (667,916)          785,792

Cash and cash equivalents at beginning of year                           3,924,873         3,131,540
                                                                       -----------       -----------

Cash and cash equivalents at end of period                             $ 3,256,957       $ 3,917,332
                                                                       ===========       ===========




            See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 62.9% owned subsidiary of Medicore, Inc. (the "Parent"). See
Note 5.

INVENTORIES

Inventories are comprised as follows:

                                              June 30,      December 31,
                                                1997            1996
                                            ----------     ------------
Finished goods                              $  440,366      $  486,863
Work in process                                546,132         478,481
Raw materials and supplies                   2,766,570       2,083,990
                                            ----------      ----------
                                            $3,753,068      $3,049,334
                                            ==========      ==========

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets is comprised as follows:

                                             June 30,    December 31,
                                              1997           1996
                                            --------     -----------
United Kingdom VAT tax receivable           $210,584      $182,508
Other                                        326,805       253,850
                                            --------      --------
                                            $537,389      $436,358
                                            ========      ========

ACCRUED EXPENSES

Accrued expenses is comprised as follows:

                                              June 30,     December 31,
                                                1997            1996
                                            ----------     ------------
United Kingdom VAT tax payable              $  217,070      $  299,431
Other                                          921,029         635,796
                                            ----------      ----------
                                            $1,138,099      $  935,227
                                            ==========      ==========

                         TECHDYNE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1997
                                   (UNAUDITED)

NOTE 2 -- INTERIM ADJUSTMENTS

         The financial summaries for the three months and six months ended June 30, 1997 and June 30, 1996 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1996.

NOTE 3 -- LONG-TERM DEBT

         On February 8, 1996, the Company refinanced its term loan by entering into three loan agreements with a Florida bank. One credit facility is a $2,000,000 line of credit due on demand secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this line of credit at June 30, 1997 and no amounts had been drawn down on this line as of that date. In conjunction with the Company's acquisition of Lytton Incorporated on July 31, 1997 (see Note 9), the line of credit was modified and was increased to $2,500,000 with the interest rate reduced to prime plus .75% and various other modifications. The line was fully drawn down in connection with this acquisition. See Note 9.

         The bank has also extended two commercial term loans to the Company, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of $678,000 and $691,000 at June 30, 1997 and December 31, 1996,
respectively, and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot.

         The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This term loan which had a balance of $147,000 and $167,000 at June 30, 1997 and December 31, 1996, respectively, is secured by all of the Company's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

         The Parent has unconditionally guaranteed the payment and performance by the Company of the revolving loan and the two commercial term loans.

         The Company has a promissory note payable to a local bank of $145,000 at June 30, 1997 and December 31, 1996, with interest payable monthly at prime with the note maturing April 2000. This note is secured by 2 certificates of deposit of a related company and one certificate of deposit of the Company.

         The prime rate was 8.50% as of June 30, 1997 and 8.25% as of December 31, 1996.

         In October 1994, Techdyne (Scotland) finalized the purchase of the facility which houses it's operations at a cost of approximately $730,000. The principal balance outstanding under this mortgage had a U.S. dollar equivalency of approximately $588,000 and $622,000 at June 30, 1997 and December 31, 1996, respectively.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1997
                                   (UNAUDITED)

NOTE 3 -- LONG-TERM DEBT -- (CONTINUED)

         Techdyne (Scotland) has a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $332,000 and $342,000 at June 30, 1997 and December 31, 1996, respectively. No amounts were outstanding under this line of credit as of June 30, 1997 or December 31, 1996.

         Interest payments on long-term debt amounted to approximately $34,000 and $67,000 for the three months and six months ended June 30, 1997 and $37,000 and $68,000 for the same periods of the preceding year.

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

         The Company had domestic income tax expense (benefit) of approximately $6,000 and $15,000 for the three months and six months ended June 30, 1997 and $(4,000) for the three months ended June 30, 1996 with no year to date provision as of June 30, 1996.

         Techdyne (Scotland) had an income tax benefit of approximately $8,000 and $54,000 for the three months and six months ended June 30, 1997 and income tax expense of approximately $140,000 and $316,000 for the same periods of the preceding year.

         There were no income tax payments were for the three months and six months ended June 30, 1997 or for the same periods of the preceding year.

NOTE 5 -- TRANSACTIONS WITH PARENT

         The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs have been charged on the basis of direct usage when identifiable or on the basis of time spent. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a 2 year service agreement for $408,000 per year. The amount of expenses allocated by the Parent and those covered under the service agreement effective October 1, 1996 totaled $102,000 and $204,000 for the three months and six months ended June 30, 1997 and for the same periods of the preceding year.

         The balance of the Company's demand convertible promissory note payable to the Parent including accrued interest, which amounted to $3,083,000 at June 30, 1997 and $2,998,000 at December 31, 1996, may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. The Parent converted $350,000 of this note into 200,000 shares of the Company's common stock in June 1996. Advances from the Parent on the balance sheet has been presented net of an advance receivable from the Parent of approximately $363,000 at June 30, 1997 and $540,000 at December 31, 1996 with interest at 5.7%. Interest on the net advances amounted to $38,000 and $74,000 for the three months and six months ended June 30, 1997 and $37,000 and $74,000 for the same periods of the preceding year. The Parent has agreed not to require repayment of the intercompany advances prior to July 1, 1998 and, therefore the advances have been classified as long-term at June 30, 1997.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1997
                                   (UNAUDITED)

NOTE 5 -- TRANSACTIONS WITH PARENT--CONTINUED

         The Company manufactures certain products for the Parent. Sales of the products were $49,000 and $101,000 for the three months and six months ended June 30, 1997 and $79,000 and $151,000 for the same periods of the preceding year.

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

NOTE 7 -- STOCK OPTIONS

         In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the Board of Directors granted 227,500 options, of which there are 171,600 outstanding as of June 30, 1997, to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years at $1 per share. Options for 300 shares were exercised in the first quarter of 1997.

         On February 27, 1996 the Company granted stock options, not part of the 1994 Plan, to directors of the Company and its subsidiaries for 142,500 shares exercisable at $1.75 per share for five years. In April 1996, the Company granted a stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

         On June 6, 1997, the Board of Directors adopted a Stock Option Plan with 500,000 shares of its common stock reserved under the plan with the plan approved by shareholders at the annual meeting of shareholders on June 11, 1997. On June 23, 1997, the Board granted options under the plan for an aggregate of 375,000 shares of common stock exercisable for five years through June 22, 2002 at $3.25 per share the closing price of the common stock on that date as reported by Nasdaq.

NOTE 8 -- COMMON STOCK

         The Company completed a public offering of common stock and warrants on October 2, 1995. Pursuant to the offering 1,000,000 shares of common stock were issued, and there are 1,000,000 redeemable common stock purchase warrants to purchase warrants to purchase one common share each with an exercise price of $5.00 exercisable from September 13, 1995 through September 13, 1998. During the first half of 1997, approximately 41,000 warrants were exercised resulting in proceeds of approximately $194,000, net of underwriter commissions on the warrant exercises.

NOTE 9 -- ACQUISITION

         On July 31, 1997, the Company acquired Lytton, Incorporated, which is engaged in the manufacture and assembly of printed circuit boards and other electronic products for commercial customers. The modified bank line of credit (see Note 3) provided $2,500,000 cash required at closing. In addition, the purchase price included 300,000 shares of Techdyne, Inc. common stock which the Company has agreed to use its best efforts to have registered within 120 days from the closing date of the acquisition. The Company has guaranteed that the seller will realize a minimum of $2,000,000 from the sale of these shares which had a fair value of approximately $1,031,000 based on the closing price of the Company's common stock on the date of the acquisition with the guaranteed sales proceeds amounting to $2,400,000 if certain earnings objective are met by Lytton in a specified one year period. In addition, the Stock Purchase Agreement provides for incentive consideration based on specific sales levels of Lytton for each of three years as specified in the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including the pursuit of new business to replace lost sales from several major customers in 1996 and the development of new products and facilities. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form S-3 as filed with the Securities and Exchange Commission ("Commission") (effective December 11, 1996).

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

         The Company's future growth as an international contract manufacturer of precision electronic, electro-mechanical and plastic insert and injection molded products for OEMs in the data processing, telecommunication and instrumentation industries, will be influenced by several factors including technological developments, the ability of the Company to efficiently meet the design and production requirements of its customers, and the market acceptance of its customers' products. Further factors impacting the success of the Company's operations are increases in expenses associated with continued sales growth, the ability of the Company to control costs, management's ability to evaluate new orders to target satisfactory profit margins, the capacity of the Company to develop and manage the introduction of new products, and competition, as well as pursue acquisitions in new geographic and product markets. Quality control is also essential to the Company's operations, since customers demand strict compliance with design and product specifications. Any adverse change in the Company's excellent quality and process controls could adversely affect its relationship with customers and ultimately its revenues and profitability.

RESULTS OF OPERATIONS

         Consolidated revenues increased approximately $484,000 (8%) for the three months ended June 30, 1997 and decreased approximately $76,000 (1%) for the six months ended June 30, 1997 compared to the same periods of the preceding year which included an increase in sales revenues of $495,000 (8%) and $70,000 (1%) for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year. Domestic sales revenues increased $1,923,000 (67%) and $3,695,000 (61%) and European-based sales revenues decreased $1,428,000 (44%) and $3,625,000 (53%) compared to the same periods of the preceding year. Interest and other income decreased approximately $11,000 and $6,000 for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year largely as a result of decreased cash balances invested. Prior year revenues included approximately $140,000 from a litigation settlement in the first quarter.

         The decrease in European-based sales was largely attributable to a decrease of $2,096,000 (71%) and $4,471,000 (73%) in sales to Compaq Computer Corp. by Techdyne (Scotland). Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq which accounted for approximately 46% and 50% of the sales of Techdyne (Scotland) for the three months and six months ended June 30, 1997 and 90% and 89% for the same periods of the preceding year. The bidding for Compaq orders has become more competitive which has resulted in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development and is also continuing cost reduction efforts to remain competitive on Compaq business. However, there can be no assurance as to the success of such efforts.

         Approximately 64% and 69% of the Company's consolidated sales for the three months and six months ended June 30, 1997 were made to four customers. Customers generating in excess of 10% of sales included Compaq (13% and 13%), IBM (28% and 29%), EMC and its related suppliers (13% and 17%). The loss of, or substantially reduced sales to any of these customers, as has occurred with Compaq in Europe commencing in the third quarter of 1996, would have an adverse effect on the Company's operations.

         Cost of goods sold as a percentage of sales remained relatively stable, amounting to 85% for the three months and six months ended June 30, 1997 compared to 86% and 85% for the same periods of the preceding year.

         Selling general and administrative expenses, increased approximately $101,000 and $199,000 for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year largely due to the substantially increased operations of the Company's Austin, Texas facility.

         Interest expense remained relatively stable compared to the preceding year for both the three months and six months ended June 30, 1997. The prime rate was 8.5% at June 30, 1997 and 8.25% at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $7,463,000 at June 30, 1997 increasing $867,000 (13%) during the first half of 1997. This increase included a substantial reduction in current debt as a result of the Company extending a $145,000 bank note payable due April 1997 for an additional 3 years with the change in other components of working capital resulting primarily from increased sales levels compared to the prior quarter.

         Included in the changes in components of working capital was a decrease of $668,000 in cash and cash equivalents, which included net cash used in operating activities of $588,000, net cash used in investing activities of $394,000 (including $301,000 from additions to property and equipment) and net cash provided by financing activities of $400,000 (including net proceeds from common stock purchase warrants and options exercised of approximately $194,000, payments on long-term debt of $59,000 and a net increase in advances from the Parent of $263,000).

         In February 1996, the Company refinanced its bank loan agreement with a Florida bank. The new financing included for a $2,000,000 line of credit, due on demand, secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this line of credit as of June 30, 1997, and no amounts had been drawn down on this line. A $712,500 term loan, which had a remaining principal balance of $678,000 and $691,000 at June 30, 1997 and December 31, 1996, respectively, is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $147,000 and $167,000 at June 30, 1997 and December 31, 1996, respectively, is secured by the Company's tangible personal property, goods and equipment. The Parent has guaranteed these loans and has subordinated $2,500,000 due from the Company, provided that the Company may make payments to the Parent on this subordinated debt from funds from the Company's security offering and from earnings. The Company further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. The Company was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank has granted waivers as of December 31, 1996 and extending through December 31, 1997. In connection with the Company's acquisition of Lytton Incorporated in July 1997, the line of credit was increased to $2,500,000 with various other modifications, including removal of conditions regarding use of proceeds upon any sale of Techdyne (Scotland). In connection with this acquisition, the increased line of $2,500,000 was fully drawn down in July 1997. See Notes 3 and 9 to "Notes to Consolidated Condensed Financial Statements".

         The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with a renewal of the present note maturing April, 2000. Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $332,000 and $342,000 at June 30, 1997 and December 31, 1996, respectively, which is secured by the assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of June 30, 1997 or December 31, 1996. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

         In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $588,000 and $622,000 at June 30, 1997 and December 31, 1996, respectively based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

         The Company has established a new manufacturing facility in Milford, Massachusetts with the facility having an initial 5 year lease term with the Company's occupancy commencing in late April 1997. This facility is intended to assist in meeting increased customer demand in the Northeastern United States, as well as to increase service levels to customers in the Northeast and to penetrate new markets. The Company has increased its manufacturing capacity at its Houston and Austin, Texas facilities to meet increased customer demand in the Southwestern United States. Most of the costs related to its new facilities, including leasehold improvements, equipment and furniture and fixtures, and the costs of expansion of existing facilities will be provided from the proceeds from the Company's 1995 security offering which, together with the Company's refinanced credit facilities, should be adequate for these expenditures required over the next 12 months.

         On July 31, 1997, the Company acquired Lytton Incorporated, which is engaged in the manufacture and assembly of printed circuit boards and other electronic products for commercial customers. This acquisition required $2,500,000 cash at closing, funded by the modified bank line of credit, as well as 300,000 shares of Techdyne, Inc. common stock which had a fair value of approximately $1,031,000 based on the closing price of the Company's common stock on the date of acquisition for which the Company has guaranteed $2,000,000 minimum proceeds ($2,400,000 if certain earnings objectives are met) to the seller with the Stock Purchase Agreement also providing for incentive consideration based on specific sales levels of Lytton for each of three specified years. See Notes 3 and 9 to "Notes to Consolidated Condensed Financial Statements".

         The Company anticipates that current levels of working capital and working capital from operations, including those of Lytton Incorporated will be adequate successfully meet liquidity demands for at least the next twelve months, including the financing obligations incurred in the acquisition of Lytton.

INFLATION

         Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins.

                          PART II -- OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         On June 11,1997, the Company held its annual meeting of shareholders to elect its five member Board of Directors to serve until the next annual meeting in 1998. Each director, Messrs. Thomas K Langbein, Peter D. Fischbein, Barry Pardon, Joseph Verga and Anthony C. D' Amore, was elected by a vote of 2,766,297 shares for and no votes against. There were no abstentions and no broker non-votes due to the meeting being called pursuant to an Information Statement under Regulation 14C of the Securities Exchange Act of 1934 with no proxy solicitations since the Parent owns 63% of the voting equity of the Company.

ITEM 5.  OTHER INFORMATION

         On July 31, 1997, the Company acquired Lytton Incorporated, a private corporation engaged in the manufacture, assembly and sale of printed circuit boards and other electronic products for over 40 major commercial customers. The combined revenue of the companies for their last fiscal year was in excess of $40,000,000. The acquisition was accomplished with $2,500,000 and 300,000 shares of the Company's common stock together with guarantees relating to the sums received by the Seller upon her sale of the Company's common stock, provided the shares are sold by July 30, 1998, and incentive consideration which, for the 12 month periods ending March 31, 1998, 1999 and 2000, includes payment to the Seller of Lytton Incorporated, 4% of Lytton's sales over $14,000,000 up to $20,000,000, and 5% of Lytton's sales over $20,000,000.

         The cash portion of the consideration was obtained from the Company's revolving loan with Barnett Bank, N.A. which loan was increased from $2,000,000 to $2,500,000 on July 31, 1997, the closing date of the Lytton acquisition.

         The acquisition and bank financing has been reported by the Company in its Current Report on Form 8-K dated August 12, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Part I Exhibits

              (11)   Statements re: computation of per share earnings
              (27)   Financial Data Schedule (for SEC use only)


              Part II Exhibits

              (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation and Succession

                  (i) Stock Purchase Agreement between Patricia Crossley, Lytton Incorporated and the Company dated July 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997 ("August, 1997 Form 8-K"), Item 7(c)(2)(i)).

              (99)  Additional Exhibits

                  (i) First Amendment to Loan and Security Agreement, Loan Agreement, and Security Agreement between the Comp[any and Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's August, 1997 Form 8-K, Item 7(c) (99)(i)).

                  (ii) Revolving Demand Promissory Note from the Company to Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's August, 1997 Form 8-K,
                           Item 7(c) (99)(ii))

                  (iii) Unconditional and Continuing Guaranty of Payments and Performance by Medicore, Inc. in favor of Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's August, 1997 Form 8-K,
                           Item 7(c) (99)(iii)).

                  (iv) Subordination Agreement among the Company, Barnett Bank, N.A. and Medicore, Inc. dated July 31, 1997 (incorporated by reference to the Company's August, 1997 Form 8-K, Item 7(c) (99)(iv)).

         (b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on June 4, 1997 with respect to Item 5, "Other Events" relating to certain leases; there were no financial statements filed.

                  The Company filed a Current Report on Form 8-K on June 24, 1997 with respect to Item 5, "Other Events" relating to the adoption of the 1997 Stock Option Plan; there were no financial statements filed.

                  The Company has recently filed a current Report on form 8-K,
         Item 2, "Acquisition or Disposition of Assets" dated August 12, 1997 relating to the acquisition by the Company of Lytton Incorporated on July 31, 1997. Financial statements relating to the acquisition will be filed within 60 days of that Current Report.




                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TECHDYNE, INC.



                                         By /s/  DANIEL R. OUZTS
                                            --------------------------------
                                            DANIEL R. OUZTS, Vice President/
                                            Finance, Controller and
                                            Principal Financial Officer


Dated:  August 13, 1997

                                  EXHIBIT INDEX


Exhibit
  No.

Part I   Exhibits

(11)  Statement re: computation of per share earnings

(27)  Financial Data Schedule (for SEC use only)


Part II  Exhibits

         (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation and Succession

                  (i) Stock Purchase Agreement between Patricia Crossley, Lytton Incorporated and the Company dated July 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997 ("August, 1997 Form 8-K"), Item 7(c)(2)(i)).

         (99)     Additional Exhibits

                  (i) First Amendment to Loan and Security Agreement, Loan Agreement, and Security Agreement between the Comp[any and Barnett Bank, N.A. Dated July 31, 1997 (incorporated by reference to the Company's August, 1997 Form 8-K, Item 7(c)(99)(i)).

                  (ii) Revolving Demand Promissory Note from the Company to Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's August, 1997 Form 8-K,
                           Item 7(c) (99)(ii))

                  (iii) Unconditional and Continuing Guaranty of Payments and Performance by Medicore, Inc. in favor of Barnett Bank, N.A. dated 31, 1997 (incorporated by reference to the Company's August, 1997 Form 8-K, Item 7(c)
                           (99)(iii)).

                  (iv) Subordination Agreement among the Company, Barnett Bank, N.A. and Medicore, Inc. dated July 31, 1997 (incorporated by reference to the Company's August, 1997 Form 8-K, Item 7(c) (99)(iv)).