Form 10-Q
period 1997-09-30
TECHDYNE INC
filed 1997-11-13
CIK 764039

FORM 10--Q

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number 0-14659
                       -------

                            TECHDYNE, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 Florida                                 59-1709103
---------------------------------------------        -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
            or organization)                         Identification No.)

2230 West 77th Street, Hialeah, Florida                     33016
----------------------------------------                  ----------
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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -- 4,635,167 shares as of October 31, 1997.

                     TECHDYNE, INC. AND SUBSIDIARIES
                     -------------------------------

                                 INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three and nine months ended September 30, 1997 and September 30, 1996 include the accounts of the Registrant and its subsidiaries.


Item 1. Financial Statements
------  --------------------

     (1) Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 1997 and September 30, 1996.

     (2) Consolidated Condensed Balance Sheets as of September 30, 1997 and December 31, 1996.

     (3)  Consolidated Condensed Statements of Cash Flows for the nine
          months ended September 30, 1997	and September 30, 1996.

     (4) Notes to Consolidated Condensed Financial Statements as of Sep-tember 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------


PART II -- OTHER INFORMATION
-------    -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                     PART I -- FINANCIAL INFORMATION
                     ------    ---------------------

Item 1. Financial Statements
------  --------------------

                      TECHDYNE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (UNAUDITED)

                           Three Months Ended          Nine Months Ended
                              September 30,               September 30,
                         -----------------------   -------------------------
                            1997         1996          1997          1996
                            ----         ----          ----          ----
Revenues:
  Sales                  $8,978,315   $5,262,912   $21,962,802   $18,177,739
  Litigation settlement                                              139,645
  Interest and other
    income                   43,722       55,263       120,346       137,714
                         ----------   ----------   -----------   -----------
                          9,022,037    5,318,175    22,083,148    18,455,098

Cost and expenses:
  Cost of goods sold      7,897,931    4,494,156    18,904,430    15,497,007
  Selling, general
    and administrative
    expenses                823,938      585,007     2,180,240     1,742,070
  Interest expense          139,517       67,588       281,772       209,468
                         ----------   ----------   -----------   -----------
                          8,861,386    5,146,751    21,366,442    17,448,545
                         ----------   ----------   -----------   -----------

Income before income
  taxes                     160,651      171,424       716,706     1,006,553

Income tax (benefit)
  provision                 (13,998)      (9,421)      (63,027)      306,289
                         ----------   ----------   -----------   -----------

Net income               $  174,649   $  180,845   $   779,733   $   700,264
                         ==========   ==========   ===========   ===========
Earnings per share:

  Primary                   $.04         $.04          $.17          $.15
                            ====         ====          ====          ====
  Fully diluted             $.03         $.03          $.14          $.13
                            ====         ====          ====          ====

See notes to consolidated condensed financial statements.

                      TECHDYNE, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                            September 30    December 31,
                                                1997          1996(A)
                                                ----          -------
                                            (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                 $ 2,251,416     $ 3,924,873
  Restricted cash                                30,632          29,174
  Accounts receivable, less allowances
    of $93,000 at September 30, 1997
    and $83,000 at December 31, 1996          5,183,333       3,106,923
  Inventories, less allowances for
    obsolescence of $589,000 at
    September 30, 1997 and $134,000
    at December 31, 1996                      7,822,843       3,049,334
  Prepaid expenses and other
   current assets                             1,208,297         436,358
                                            -----------     -----------
Total current assets                         16,496,521      10,546,662

Property and Equipment:
  Land and improvements                         194,400         205,200
  Buildings and building
    improvements                                819,090         864,595
  Machinery and equipment                     6,071,985       3,273,875
  Tools and dies                                838,100         817,593
  Leasehold improvements                        233,434          94,119
                                            -----------     -----------
                                              8,157,009       5,255,382
Less accumulated depreciation                 3,098,912       2,749,339
                                            -----------     -----------
                                              5,058,097       2,506,043
Deferred expenses and other assets              207,917         124,313
Costs in excess of net tangible
  assets acquired, less accumulated
  amortization of $56,000 at
  September 30, 1997 and $44,000
  at December 31, 1996                        1,296,845          47,178
                                            -----------     -----------
                                            $23,059,380     $13,224,196
                                            ===========     ===========

Liabilities and Stockholders' Equity

Current Liabilities:
  Short-term bank borrowings                $ 2,873,889
  Accounts payable                            4,720,246     $ 2,457,563
  Accrued expenses                            1,798,789         935,227
  Current portion of long-term
     debt and capital lease
     obligations                                539,719         259,731
   Income taxes payable                         372,795         297,575
                                            -----------     -----------
Total current liabilities                    10,305,438       3,950,096
Deferred gain on sale of real estate            161,047         161,047
Deferred income taxes                           189,519         102,603
Long-term debt and capital lease
  obligations, less current portion           2,609,407       1,384,569
Advances from parent                          2,822,371       2,457,570

Commitments and Contingencies
Stockholder's Equity
  Common stock, $.01 par value,
     authorized 10,000,000 shares:
     issued and outstanding 4,635,167
     shares at September 30, 1997;
     4,294,019 shares at December 31, 1996       46,351          42,940
  Capital in excess of par value              8,773,941       7,551,774
  Deficit                                    (1,751,434)     (2,531,167)
  Foreign currency translation
     adjustments                                (97,260)        104,764
                                            -----------     -----------
Total stockholders' equity                    6,971,598       5,168,311
                                            -----------     -----------
                                            $23,059,380     $13,224,196
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

                    TECHDYNE, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                Nine Months Ended
                                                   September 30,
                                            ---------------------------
                                                1997            1996
                                                ----            ----
Operating activities:
  Net income                                $   779,733     $   700,264
  Adjustments to reconcile
     net income to net cash (used in)
     provided by operating activities:
   Depreciation                                 389,047         272,554
   Amortization                                  20,245          11,374
   Provision for inventory obsolescence          91,423          32,367
   Deferred income taxes                          2,934
   Increase (decrease) relating to
     operating activities from:
      Accounts receivable                      (915,082)        156,140
      Inventories                            (2,253,669)        441,682
      Prepaid expenses and other
        current assets                         (357,835)        237,409
      Accounts payable                          994,659        (770,486)
      Accrued expenses                          (27,271)       (558,090)
      Income taxes payable                     (237,513)       (171,127)
                                            -----------     -----------
Net cash (used in) provided by
  operating activities                       (1,513,329)        352,087

Investing activities:
  Additions to property and equipment,
    net of minor disposals                   (1,066,475)       (414,338)
  Acquisition of subsidiary                  (2,166,011)
  Proceeds from restricted cash                  59,061          56,294
  Restricted cash                               (60,519)        (57,667)
  Deferred expenses and other assets            (85,181)         48,382
                                            -----------     -----------
Net cash used in investing activities        (3,319,125)       (367,329)

Financing activities:
  Line of credit funding for
    subsidiary acquisition                  $ 2,500,000
  Other line of credit borrowings               373,889
  Proceeds from long-term borrowings                            181,476
  Payments on long-term debt                   (141,873)       (109,978)
  Exercise of stock options and warrants        194,328          45,500
  Increase in advances from parent              364,801         186,995
  Deferred financing costs                       (2,979)        (14,451)
                                            -----------     -----------
Net cash provided by financing activities     3,288,166         289,542

Effect of exchange rate fluctuations
  on cash                                      (129,169)         30,992

(Decrease) increase in cash and
  cash equivalents                           (1,673,457)        305,292

Cash and cash equivalents at
  beginning of year                           3,924,873       3,131,540
                                            -----------     -----------
Cash and cash equivalents at
  end of period                             $ 2,251,416     $ 3,436,832
                                            ===========     ===========

See notes to consolidated condensed financial statements.

                       TECHDYNE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 1997
                                (Unaudited)


NOTE 1 -- Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, Lytton Incorporated ("Lytton"), Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 58.9% owned subsidiary of Medicore, Inc. (the "Parent").
See Notes 5 and 9.


Business

     The Company is a manufacturer of electronic and electro-mechanical products primarily manufactured to customer specifications and designed for original equipment manufacturers and distributors in the data pro-cessing, telecommunications, instrumentation and food preparation equip-ment industries.


Major Customers

     A majority of the Company's sales are to certain major customers. Approximately 53% of the sales of Lytton, the Company's recently acquired subsidiary (see Note 9) for each of its last three fiscal years prior to being acquired by the Company were to PMI Food Equipment Group ("PMI"). Sales to PMI by Lytton for the two months ended September 30, 1997, since the Company acquired Lytton on July 31, 1997, accounted for approximately 44% of its sales during this period. Customers generating in excess of 10% of the Company's sales for the nine months ended September 30, 1997 included Compaq (10%), IBM (23%) and EMC (13%). The loss of or substan-tially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."


Inventories

     Inventories are comprised as follows:

                                            September 30,   December 31,
                                                1997            1996
                                            ------------    -----------
          Finished goods                    $   748,979     $   486,863
          Work in process                     1,514,244         478,481
          Raw materials and supplies          5,559,620       2,083,990
                                            -----------     -----------
                                            $ 7,822,843     $ 3,049,334


Earnings per Share

     Primary earnings per share for the three months and nine months ended September 30, 1997 has been computed based on the weighted average number of shares outstanding plus contingent shares issuable on the Lytton acqui-sition due to guaranties by the Company on the valuation of the 300,000 shares of the Company's stock issued in conjunction with the acquisition. Fully diluted earnings per share for the three months and nine months ended September 30, 1997 have been computed based on the weighted average shares outstanding plus shares assumed to be issued on the conversion of the convertible note to the Company's Parent, with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted, plus the contingent shares on the Lytton acqui-sition. Stock options and warrants were not included in the 1997 compu-tations since their effect was either antidilutive or not dilutive. Primary earnings per share for the three months and nine months ended September 30, 1996 were computed based on the weighted average number of shares outstanding plus common equivalent shares from dilutive stock options and warrants using the modified treasury stock method. Fully diluted earnings per share for the three months and nine months ended September 30, 1996 were computed based on the weighted average shares outstanding plus common equivalent shares from dilutive stock options and warrants using the modified treasury stock method plus shares assumed to be issued on conversion of the convertible note to the Company's Parent, with earnings adjusted for interest expense related to the convertible promissory note.

                      TECHDYNE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           September 30, 1997
                              (Unaudited)


NOTE 1 -- Summary of Significant Accounting Policies--Continued

New Pronouncements

     In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements for calculating primary earnings per share will exclude the dilutive effect of stock options and warrants. The impact of FAS 128 will be to increase primary earnings per share for periods in which dilutive stock options and warrants presently have a dilutive effect. Earnings per share under the diluted computation which will be required under FAS 128 will include the dilutive effect of stock options and warrants using the treasury stock method and average market price, as well as other dilutive securities. The Company has not yet determined what the impact of FAS 128 will be on the calculation of fully diluted earnings per share.


Reclassifications

     Certain reclassifications have been made to the 1996 financial state-ments to conform to the 1997 presentation.


Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are comprised as follows:

                                           September 30,  December 31,
                                                1997          1996
                                            ------------   ------------
          Deferred tax asset                $   420,400
          United Kingdom VAT tax
            receivable                          265,130     $ 182,508
          Other                                 522,767       253,850
                                            -----------     ---------
                                            $ 1,208,297     $ 436,358
                                            ===========     =========
Accrued Expenses

     Accrued expenses are comprised as follows:

                                           September 30,  December 31,
                                                1997          1996
                                           ------------   -----------
          Accrued compensation              $   544,458     $ 232,416
          United Kingdom VAT tax
            payable                             274,639       299,431
          Other                                 994,692       403,380
                                            -----------     ---------
                                            $ 1,813,789     $ 935,227


NOTE 2--Interim Adjustments

     The financial summaries for the three months and nine months ended September 30, 1997 and September 30, 1996 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

                        TECHDYNE, INC. AND SUBSIDIARIES

                              September 30, 1997
                                  (Unaudited)


NOTE 2--Interim Adjustments--Continued

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consoli-dated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1996.


NOTE 3 -- Long-term Debt

     On February 8, 1996, the Company refinanced its term loan by entering into three loan agreements with a Florida bank. One credit facility was a $2,000,000 line of credit due on demand secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bore interest at the bank's prime rate plus 1.25%. In conjunction with the Company's acquisition of Lytton July 31, 1997, this line of credit was modified and increased to $2,500,000 with the interest rate reduced to prime plus .75% and various other modifications. The interest rate has remained at 9.25% since the line was drawn on July 31, 1997. The line was fully drawn down in connection with this acquisition with $2,500,000 remaining outstanding as of September 30, 1997. It is the Company's intent to replace this line of credit in the near future with a term loan with the same bank payable over several years. No assurance can be given that this replacement financing will be secured. See Note 9.

     The bank has also extended two commercial term loans to the Company, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of $672,000 and $691,000 at September 30, 1997 and December 31, 1996, respectively, and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot.

     The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This term loan which had a balance of $137,000 and $167,000 at September 30, 1997 and December 31, 1996, respectively, is secured by all of the Company's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Parent has unconditionally guaranteed the payment and performance by the Company of the revolving loan and the two commercial term loans.

     The Company has a promissory note payable to a local bank of $145,000 at September 30, 1997 and December 31, 1996, with interest payable monthly at prime with the note maturing April 2000. This note is secured by 2 certificates of deposit of a related company and one certificate of deposit of the Company.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus .5% which matures August 1, 1998. The average amount outstanding on this loan since the Company acquired Lytton on July 31, 1997 was $55,758 with the maximum outstanding of $373,889 remaining outstanding as of September 30, 1997. The weighted average interest rate on this loan during this period was 9.13%. Lytton has a $1,000,000 installment loan with the same bank maturing June 2002 at an annual rate of 9% for two years, with monthly payments of $16,667 plus interest. After two years, Lytton will have an option of a variable or fixed interest rate. The balance outstanding on this loan was $983,333 as of September 30, 1997. Lytton also negotiated a $500,000 equipment loan agreement with the same bank payable over four years through July 1, 2001 with the same interest rate as the installment loan. There was no outstanding balance on this loan as of September 30, 1997. All of these bank loans are secured by the business assets of Lytton.

                        TECHDYNE, INC. AND SUBSIDIARIES

                             September 30, 1997
                                 (Unaudited)


NOTE 3 -- Long-term Debt--Continued

     The prime rate was 8.5% as of September 30, 1997 and 8.25% as of December 31, 1996.

     In October 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. The principal balance outstanding under this mortgage had a U.S. dollar equivalency of approximately $566,000 and $622,000 at September 30, 1997 and December 31, 1996, respectively.

     Techdyne (Scotland) has a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $324,000 and $342,000 at September 30, 1997 and December 31, 1996, respectively. No amounts were outstanding under this line of credit as of September 30, 1997 or December 31, 1996.

     Interest payments on long-term debt amounted to approximately $93,000 and $160,000 for the three months and nine months ended September 30, 1997 and $35,000 and $103,000 for the same periods of the preceding year.


NOTE 4 -- Income Taxes

     Subsequent to the completion of the Company's public offering on October 2, 1995, the Company files separate federal and state income tax returns with its income tax liability reflected on a separate return basis. Its net operating loss carryforwards can only be used to offset its taxable income and cannot be utilized in the consolidated federal and state income tax returns of the Parent as was done previously. The Company's new subsidiary Lytton, will be included in the Company's con-solidated federal tax return effective August 1, 1997 with the Company's net operating loss carryforwards able to be utilized to offset any income taxable for federal return purposes generated by this subsidiary. See
Note 9.

     Deferred income taxes reflect the net tax effect of temporary differ-ences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The Company had domestic income tax expense of approximately $22,000 and $37,000 for the three months and nine months ended September 30, 1997 and $2,000 for the three months and nine months ended September 30, 1996.

     Techdyne (Scotland) had an income tax expense (benefit) of approxi-mately $(36,000) and $(100,000) for the three months and nine months ended September 30, 1997 and $(12,000) and $304,000 for the same periods of the preceding year.

     Income tax payments were $265,000 for the three months and nine months ended September 30, 1997 and $487,000 for the same periods of the preceding year.


NOTE 5 -- Transactions with Parent

     The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs have been charged on the basis of direct usage when identifiable or on the basis of time spent. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a two year service agreement for $408,000 per year. The amount of expenses covered under the service agreement totaled $102,000 and $306,000 for the three months and nine months ended September 30, 1997 and for the same periods of the preceding year.

                       TECHDYNE, INC. AND SUBSIDIARIES

                             September 30, 1997
                                (Unaudited)


NOTE 5 -- Transactions with Parent--Continued

     The balance of the Company's demand convertible promissory note payable to the Parent including accrued interest, which amounted to $3,128,000 at September 30, 1997 and $2,998,000 at December 31, 1996, may be converted into common stock of the Company at the option of the Parent at a con-version price of $1.75 per share. The Parent converted $350,000 of this note into 200,000 shares of the Company's common stock in September 1996. Advances from the Parent on the balance sheet have been presented net of an advance receivable from the Parent of approximately $306,000 at Sep-tember 30, 1997 and $540,000 at December 31, 1996 with interest at 5.7%. Interest on the net advances amounted to approximately $40,000 and $114,000 for the three months and nine months ended September 30, 1997 and $32,000 and $106,000 for the same periods of the preceding year. The Parent has agreed not to require repayment of the intercompany advances prior to October 1, 1998 and, therefore the advances have been classified as long-term at September 30, 1997.

     The Company manufactures certain products for the Parent. Sales of the products were $55,000 and $156,000 for the three months and nine months ended September 30, 1997 and $59,000 and $210,000 for the same periods of the preceding year.


NOTE 6 - Commitments and Contingencies

     In the first quarter of 1996, a temporary worker provided by a tempo-rary personnel agency was injured while working at the Company. The worker was insured through the temporary personnel agency. While the full extent of the temporary worker's injuries and the ultimate costs associated with those injuries are not presently known, the Company anticipates that its insurance is adequate to cover any potential claims which might arise.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The discretional profit sharing and matching expense since the Company acquired Lytton on July 31, 1997 has been approximately $7,000.


NOTE 7 -- Stock Options

     In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the Board of Directors granted 227,500 options, of which there are 171,600 outstanding as of September 30, 1997, to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years at $1 per share. Options for 300 shares were exercised in the first quarter of 1997 with no further exercises through September 30, 1997.

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

                      TECHDYNE, INC. AND SUBSIDIARIES

                           September 30, 1997
                               (Unaudited)



NOTE 8 -- Common Stock

     The Company completed a public offering of common stock and warrants on October 2, 1995. Pursuant to the offering 1,000,000 shares of common stock were issued, and there are 1,000,000 redeemable common stock purchase warrants to purchase warrants to purchase one common share each with an exercise price of $5.00 exercisable from September 13, 1995 through September 13, 1998. Through the third quarter ended September 30, 1997, approximately 41,000 warrants were exercised resulting in proceeds of approximately $194,000, net of underwriter commissions on the warrant exercises.


NOTE 9 -- Acquisition

     On July 31, 1997, the Company acquired Lytton Incorporated, which is engaged in the manufacture and assembly of printed circuit boards and other electronic products for commercial customers. The Company's modified bank line of credit (see Note 3) provided $2,500,000 cash required at closing. In addition, the purchase price included 300,000 shares of the Company's common stock which have been registered for the seller. The Company has guaranteed that the seller will realize a minimum of $2,000,000 from the sale of these shares of common stock which had a fair value of approxi-mately $1,031,000 based on the closing price of the Company's common stock on the date of the acquisition with the guaranteed sales proceeds amounting to $2,400,000 if certain earnings objective are met by Lytton in a speci-fied one year period, with Lytton having achieved such objectives on a pro rata basis for the six month period already expired with a final determina-tion to be made at the conclusion of the one year period. The Company has the option of paying the seller any difference between the guaranteed sales proceeds and the actual amount realized by the seller from the sale of the Company's common stock in cash and/or additional common stock of the Company. Based on the closing price of the Company's common stock on September 30, 1997, the shares issued in the Lytton acquisition had a fair value of approximately $1,163,000. With the earnings objectives being met on a pro rata basis by Lytton, this stock valuation contingency could result in additional consideration of approximately $1,237,000 being due either in cash or in approximately 320,000 shares of the Company's common stock. In addition, the Stock Purchase Agreement provides for incentive consideration based on specific sales levels of Lytton for each of three years as specified in the Agreement with any such considera-tion payable in cash. Any additional consideration payable either from the stock valuation guarantee or as incentive consideration would result in additional goodwill which would be amortized over the remainder of the initial 25 year life.

     The acquisition was accounted for under the purchase method of ac-counting, and accordingly the results of operation of Lytton have been included on the accompanying consolidated condensed statement of income since August 1, 1997. The total purchase price preliminarily recorded amounted to $3,621,000 including estimated acquisition costs of $90,000 resulting in goodwill of approximately $1,261,000 which will be amortized over 25 years.

     The net purchase price was allocated as follows:

          Working capital, other than cash     $  1,398,588
          Property, plant and equipment           1,959,751
          Other assets                                3,000
          Goodwill                                1,261,353
          Other liabilities                      (1,335,432)
                                               ------------
                                               $  3,287,260
                                               ============

          Net cash portion of purchase price,
            including costs                    $  2,256,010
           Common stock issued                    1,031,250
                                               ------------
                                               $  3,287,260
                                               ============

                        TECHDYNE, INC. AND SUBSIDIARIES

                            September 30, 1997
                                (Unaudited)


NOTE 9 - Acquisition--Continued

     The following pro forma consolidated condensed financial information reflects the Lytton acquisition as if it had occurred on January 1, 1996, for statement of income purposes. The pro forma financial information does not purport to represent what the Company's actual results of opera-tions would have been had the sale occurred as of January 1, 1996 and may not be indicative of operating results for any future periods.


                       SUMMARY PRO FORMA INFORMATION

                                            Nine Month Ended
                                              September 30,
                                          ---------------------
                                          1997             1996
                                          ----             ----
     Total revenues                   $32,784,000      $29,899,000
     Net income                       $ 1,176,000      $   820,000
    	Earnings per share:
       Primary                           $.24             $.15
                                         ====             ====
       Fully diluted                     $.20             $.13
                                         ====             ====

Item 2.	Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding the Company's expecta-tions, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including the pursuit of new business to replace lost sales from several major customers in 1996 and the development of new products and facilities. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors"
section included in the Company's Registration Statements on Forms S-3 as filed with the Securities and Exchange Commission ("Commission") (effec-tive December 11, 1996 and November 4, 1997).

     The Company's manufacturing and assembly operations are subject to substantial competition from divisions of large electronic and high-tech-nology firms and numerous smaller, specialized companies. Strong competi-tion derives from price advantages of competitors with less expensive off-shore operations, particularly the Far East manufacturers. This imposes pressure on the Company's bidding orders and profit margins.

     The Company's future growth as an international contract manufacturer of precision electronic and electro-mechanical products for OEMs in the data processing, telecommunication, instrumentation and food preparation equipment industries, will be influenced by several factors including technological developments, the ability of the Company to efficiently meet the design and production requirements of its customers, and the market acceptance of its customers' products. Further factors impacting the success of the Company's operations are increases in expenses associated with continued sales growth, the ability of the Company to control costs, management's ability to evaluate new orders to target satisfactory profit margins, the capacity of the Company to develop and manage the introduc-tion of new products, and competition, as well as pursue acquisitions in new geographic and product markets. Quality control is also essential to the Company's operations, since customers demand strict compliance with design and product specifications. Any adverse change in the Company's excellent quality and process controls could adversely affect its rela-tionship with customers and ultimately its revenues and profitability.


Results of Operations

     Consolidated revenues increased approximately $3,704,000 (70%) and $3,628,000 (20%) for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year which included an increase in sales revenues of $3,715,000 (71%) and $3,785,000 (21%) for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year. Domestic sales revenues increased $3,705,000 (100%) and $7,400,000 (76%) and European-based sales revenues increased $10,000 (1%) and decreased $3,615,000 (43%) compared to the same periods of the preceding year. Interest and other income decreased approx-imately $12,000 and $17,000 for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year largely as a result of decreased cash balances invested. Prior year revenues included approximately $140,000 from a litigation settlement in the first quarter.

     The increase in domestic sales included sales of Lytton of $2,779,000 commencing August 1, 1997.

     The decrease in European-based sales was largely attributable to a decrease of $614,000 (54%) and $5,086,000 (70%) in sales to Compaq Computer Corp. ("Compaq") by Techdyne (Scotland) for the three months and nine months ended September 30, 1997 as compared to the same periods of the preceding year. Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq which accounted for approximately 34% and 45% of the sales of Techdyne (Scotland) for the three months and nine months ended September 30, 1997 and 74% and 86% for the same periods of the pre-ceding year. The bidding for Compaq orders has become more competitive which has resulted in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development and has offset some of the lost Compaq business with sales to other customers and is also continuing cost reduction efforts to remain competitive on Compaq business. However, there can be no assurance as to the success of such efforts.

     Approximately 50% and 61% of the Company's consolidated sales for the three months and nine months ended September 30, 1997 were made to five customers. Customers generating in excess of 10% of sales for either the three month or nine month periods included Compaq (6% and 10%), IBM (16% and 23%), EMC and its related suppliers (7% and 13%) and PMI (14% and 6%), Lytton's major customer. Approximately $1,236,000 (44%) of Lytton's sales since its acquisition by the Company on July 31, 1997 were to its major customer. The loss of, or substantially reduced sales to any of these customers, as has occurred with Compaq in Europe commencing in the third quarter of 1996, would have an adverse effect on the Company's operations.

     Cost of goods sold as a percentage of sales remained relatively stable, amounting to 88% and 86% for the three months and nine months ended Sep-tember 30, 1997 compared to 85% for each of the same periods of the preceding year. Cost of goods sold for the Company's new subsidiary, Lytton, included in the Company's results of operations since August 1, 1997 was 88%, which together with Techdyne (Scotland)'s reduced margins contributed to the overall increase in cost as a percentage of sales.

     Selling general and administrative expenses, increased approximately $254,000 and $453,000 for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year. This includes $153,000 for Lytton, substantially increased operations of the Company's Austin, Texas facility and the Company's new Massachusetts facility. Selling, general and administrative expenses as a percent of sales amounted to 9% and 10% for the three months and nine months ended September 30, 1997 compared to 10% for the same periods of the preceding year.

     Interest expense increased by $72,000 for the three months and nine months ended September 30, 1997 compared to the same periods of the pre-ceding year. Interest expense of Lytton amounted to $25,000 and interest on the bank line of credit to finance the Lytton acquisition was $42,000, each occurring in the third quarter of 1997. The prime rate was 8.5% at September 30, 1997 and 8.25% at December 31, 1996.


Liquidity and Capital Resources

     Working capital totaled $6,191,000 at September 30, 1997 decreasing $405,000 (6%) during the first nine months of 1997. This decrease in-cluded a reduction in current debt as a result of the Company extending a $145,000 bank note payable due April 1997 for an additional three years, changes in other components of working capital resulting from overall increased sales levels, and included working capital of Lytton which totaled $1,523,000 at September 30, 1997, with the net overall increase resulting from other changes being more than offset by the borrowings of $2,500,000 under the Company's line of credit to fund the Lytton acqui-sition.

     Included in the changes in components of working capital was a de-crease of $1,673,000 in cash and cash equivalents, which included net cash used in operating activities of $1,513,000, net cash used in investing activities of $3,319,000 (including $1,066,000 from additions to property and equipment and net cash expanded in the Lytton acquisition of $2,166,000) and net cash provided by financing activities of $3,288,000 (including net proceeds from common stock purchase warrants and options exercised of approximately $194,000, borrowings of $2,500,000 under the Company's line of credit to fund the Lytton acquisition, Lytton line of credit borrowings of $374,000, payments on long-term debt of $142,000 and a net increase in advances from the Parent of $365,000).

     In February 1996, the Company refinanced its bank loan agreement with a Florida bank. The new financing included a $2,000,000 line of credit, due on demand, secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets. A $712,500 term loan, which had a remaining principal balance of $672,000 and $691,000 at September 30, 1997 and December 31, 1996, respectively, is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $137,000 and $167,000 at September 30, 1997 and December 31, 1996, respectively, is secured by the Company's tangible personal property, goods and equipment. The Parent has guaranteed these loans and has subordinated $2,500,000 due from the Company, provided the Company may make payments to the Parent on this subordinated debt from funds from the Company's 1995 security offering and from earnings. The Company further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. The Company was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank has granted waivers as of December

     31, 1996 and extending through December 31, 1997. In connection with the Company's acquisition of Lytton in July 1997, the line of credit was increased to $2,500,000 with various other modifications, including removal of conditions regarding use of proceeds upon any sale of Techdyne (Scotland). In connection with this acquisition, the increased line of $2,500,000 was fully drawn down in July 1997. See Notes 3 and 9 to "Notes to Consolidated Condensed Financial Statements."

     The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with a renewal of the present note maturing April, 2000. Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $324,000 and $342,000 at September 30, 1997 and December 31, 1996, respectively, which is secured by the assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of September 30, 1997 or December 31, 1996. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $566,000 and $622,000 at September 30, 1997 and December 31, 1996, respectively based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consoli-dated Condensed Financial Statements."

     The Company has established a new manufacturing facility in Milford, Massachusetts with the facility having an initial five year lease term with the Company's occupancy commencing in late April 1997. This facility is intended to assist in meeting increased customer demand in the North-eastern United States, as well as to increase service levels to customers in the Northeast and to penetrate new markets. The Company has increased its manufacturing capacity at its Houston and Austin, Texas facilities to meet increased customer demand in the Southwestern United States. Most of the expenditures related to its new facilities, including leasehold improvements, equipment and furniture and fixtures, and the costs of expansion of existing facilities were provided from the proceeds from the Company's 1995 security offering.

     On July 31, 1997, the Company acquired Lytton Incorporated, which is engaged in the manufacture and assembly of printed circuit boards and other electronic products for commercial customers. This acquisition required $2,500,000 cash at closing, funded by the modified bank line of credit, as well as 300,000 shares of the Company's common stock which had a fair value of approximately $1,031,000 based on the closing price of the Company's common stock on the date of acquisition for which the Company has guaranteed $2,000,000 minimum proceeds ($2,400,000 if certain earnings objectives are met over a twelve month period, which objectives have been met to date on a pro rata basis for the period already expired) to the seller. The Stock Purchase Agreement also providing for incentive con-sideration based on specific sales levels of Lytton for each of three successive specified years. Based on the closing price of the Company's common stock on September 30, 1997, the shares issued in the Lytton acquisition had a fair value of $1,163,000 at September 30, 1997. The Lytton acquisition has expanded the Company's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve the continued existing customer base with opportunities to attract new customers. See Notes 3 and 9 to "Notes to Consolidated Condensed Financial Statements."

     The Company anticipates that current levels of working capital and working capital from operations, including those of Lytton, will be adequate to successfully meet liquidity demands for at least the next twelve months, including the financing obligations incurred in the acquisition of Lytton.


Inflation

     Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins.

                       PART II -- OTHER INFORMATION
                       ----------------------------


Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     (a) 	Exhibits

          Part I Exhibits

          (11)  Statements re: computation of per share earnings

          (27)  Financial Data Schedule (for SEC use only)


          Part II Exhibits

          None

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, Item 2, "Acqui-sition or Disposition of Assets" dated August 12, 1997 relating to the acquisition by the Company of Lytton Incorporated ("Lytton") on July 31, 1997.

         The Company filed a Current Report on Form 8-K/A#1, Item 7, "Financial Statements and Exhibits" dated October 3, 1997, including audited and interim financial statements of Lytton and pro forma financial information relating to the Lytton acquisition.



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

Dated: November 13, 1997

                              EXHIBIT INDEX

Exhibit
  No.
-------

Part I Exhibits

(11)   Statement re: computation of per share earnings

(27)   Financial Data Schedule (for SEC use only)

                          TECHDYNE, INC. AND SUBSIDIARIES
               EXHIBIT 11 -- COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                           Three Months Ended         Nine Months Ended
                              September 30,             September 30,
                         ----------------------    -----------------------
                           1997         1996         1997          1996
                           ----         ----         ----          ----
Primary
Weighted average
  shares outstanding     4,534,080    4,262,608    4,389,859     4,121,951
Contingently issuable
  shares                   318,557                   318,557
Net effect of dilutive
  stock options-based
  on the modified
  treasury stock method                 719,573                    672,901
                         ---------    ---------    ---------     ---------

                         4,852,637    4,982,181    4,708,416     4,794,852
                         =========    =========    =========     =========

Net income               $ 174,649    $ 180,845    $ 779,733     $ 700,264
                         =========    =========    =========     =========

Net income per share        $.04         $.04         $.17          $.15
                            ====         ====         ====          ====

Fully Diluted

Weighted average
  shares outstanding     4,534,080    4,262,608    4,389,859     4,121,951
Assumed conversion
  of convertible
  promissory note        1,774,682    1,676,587    1,749,771     1,812,139
Contingently issuable
  shares                   318,557                   318,557
Net effect of dilutive
  stock options-based
  on the modified
  treasury stock method                 747,437                    745,981
                         ---------    ---------    ---------     ---------
                         6,627,319    6,686,632    6,458,187     6,680,071
                         =========    =========    =========     =========

Net income               $ 174,649    $ 180,845    $ 779,733     $ 700,264

Adjustment for interest
  on convertible note       44,256       41,810      130,905       135,571
                         ---------    ---------    ---------    ----------
                         $ 218,905    $ 222,655    $ 910,638    $  835,835
                         =========    =========    =========    ==========

Net income per share        $.03         $.03         $.14          $.13
                            ====         ====         ====          ====