Form 10-K405
period 1997-12-31
TECHDYNE INC
filed 1998-03-31
CIK 764039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                    OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from          to
                               --------    --------
Commission file number 0-14659
                       -------
                              TECHDYNE, INC.
               ----------------------------------------------
               (Name of small business issuer in its charter)

                 FLORIDA                                59-1709103
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

      2230 W. 77TH STREET, HIALEAH, FLORIDA                33016
     ----------------------------------------            ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold on March 4, 1998 was approximately $8,615,000.

     As of March 4, 1998 the Company had 5,135,167 outstanding shares of its common stock.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Information Statement in connection with the Registrant's Annual Meeting of Share-holders to be held on Wednesday, June 10, 1998.

     Registrant's Registration Statement on Form SB-2 dated July 26, 1995, as amended August 21, 1995 and September 1, 1995, Registration No. 33-94998-A Part II, Item 27, Exhibits.

     Registrant's Registration Statement on Form S-3 dated December 11, 1996, Registration No. 333-15371, Part II, Item 16, Exhibits.

     Annual Report, Forms 10-K, for the year ended December 31, 1995,
Part IV, Exhibits.

     Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the year ended December 31, 1994, Part IV, Exhibits.

                                TECHDYNE, INC.

                    Index to Annual Report on Form 10-K
                        Year Ended December 31, 1997

                                                                     Page
                                                                     ----

                                   PART I

Item 1.  Business...................................................    1

Item 2.  Properties.................................................   12

Item 3.  Legal Proceedings..........................................   13

Item 4.  Submission of Matters to a Vote of Security Holders........   13

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters........................................   13

Item 6.  Selected Financial Data....................................   14

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................   14

Item 8.  Financial Statements and Supplementary Data................   22

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure........................   22

                                 PART III

Item 10. Directors and Executive Officers of the Registrant.........   23

Item 11. Executive Compensation.....................................   24

Item 12. Security Ownership of Certain Beneficial
         Owners and Management......................................   24

Item 13. Certain Relationships and Related Transactions.............   24

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K........................................   24

                                 Part I

Item 1. Business

     Techdyne, Inc. is an international contract manufacturer of electronic and electro-mechanical products, primarily manufactured to customer specifications and designed for original equipment manufacturers ("OEMs") and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Custom-designed products pri-marily include conventional and molded cables and wire harnesses, and complex printed circuit boards ("PCBs") and electro-mechanical assemblies. The Company also provides OEMs with value-added, turnkey contract manu-facturing services and total systems assembly and integration. The
Company also delivers manufacturing and test engineering services and materials management, with flexible and service-oriented manufacturing and assembly services for its customers' high-tech and rapidly changing products.

     Approximately 79% of sales are domestic and 21% are effected by the Company's wholly owned subsidiary, Techdyne (Scotland) Limited ("Techdyne (Scotland)") in the European markets and to a limited extent in the Middle East. The Company has one other Scottish subsidiary, Techdyne Livingston Limited.

     Included among its customers are several Fortune 500 companies. Services and products are marketed through an in-house sales/marketing staff of 17 persons, in conjunction with approximately six independent manufacturer's sales representative firms with approximately 27 sales representatives.

     The Company was incorporated in Florida in 1976 originally under the name DAK Industries, Incorporated. It was acquired by Medicore, Inc. ("Medicore" or the "Parent") in 1982 and became a public company in 1985. Medicore, a Nasdaq National Market company, owns approximately 63% of the Company's Common Stock (approximately 70% with its convertible promissory note). See "Security Ownership of Certain Beneficial Owners and Manage-ment" and "Certain Relations and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998 ("Information Statement"), which is incorporated herein by reference. The Company established its European operations in 1987 through its subsidiary Techdyne (Scotland), which is engaged in similar operations as the Company for the European and Middle Eastern markets. Unless otherwise noted, Techdyne and its subsidiaries shall be referred to collectively as "Techdyne" or the "Company."

     The Company's executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. The Company's telephone number is (305) 556-9210.

Electronic Manufacturing Industry

     In recent years, the electronic contract manufacturing industry has exhibited substantial growth. The Company believes this growth has resulted from a vastly increased number of OEMs adopting an external manufacturing philosophy coupled with the growth of the electronics industry. This philosophy is motivated by the increased capital necessary to acquire modern, highly automated manufacturing equipment for the OEMs to access leading manufacturing technologies and capabilities, to reduce inventory, and to realize the cost benefits of the improved purchasing power, labor efficiency and overall cost benefits of contract manufacturers. The Company believes that many OEMs view contract manufacturers as an integral part of their manufacturing strategy. Using outsourcing for their manu-facturing of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, improve inventory management and marketability. OEMs are looking more to contract manu-facturers, like Techdyne, to provide a broader scope of value-added services, including manufacturing engineering and test services. OEMs rely on contract manufacturers not only for partial component assemblies but complete turnkey manufacturing of entire finished products. Techdyne assists its customers from initial design and engineering through materials procurement, to manufacturing of the complete product and testing. Greater efficiencies are obtained by OEMs through "concurrent engineering" which gives contract manufacturers greater impact in product design, component selection, production methods and the preparation of assembly drawings and test schematics. This also gives the customer the ability to draw upon Techdyne's manufacturing expertise at the outset and minimize manufacturing bottlenecks.

     Another factor which leads OEMs to utilize contract manufacturers is reduced time-to-market. Due to intense competition in the electronics industry, OEMs are faced with increasingly shorter product life-cycles which pressures OEMs to reduce time constraints in bringing a product to market. This can be accomplished by using a contract manufacturer's established manufacturing expertise with its sophisticated, technically advanced and automated manufacturing processes. This, coupled with the elements discussed above, such as reduced production costs through economies of scale in materials procurement, improved inventory manage-ment, access to the Company's manufacturing technology, engineering, testing and related expertise, motivates OEMs to work with electronic contract manufacturers.

Business Strategy

     In response to industry trends for OEMs to rely more on contract manufacturers in order to reduce capital investment, and focus on product development and marketing, the Company's objective is to become a stronger competitive force and provider of electronic contract manufacturing services for OEM customers, particularly in view of constantly changing and improving technology and therefore, shorter product life cycles. The Company will continue to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products. The Company believes that creating and maintaining long-term relationships with customers requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility.

     Management is seeking to concentrate on high value-added products and services for leading OEMs. The Company focuses on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services.

     The Company plans to build on its integrated manufacturing capabili-ties, final system assemblies and testing. In addition to PCBs, the Company's custom cable assembly capabilities provide it with further opportunities to leverage its vertical integration and to provide greater value added and be more competitive. In addition, vertical integration provides it with greater control over quality, delivery and cost.

     The Company has significantly expanded its manufacturing facilities. In March, 1997, it executed a five year lease for 5,500 square feet of manufacturing and office space in Milford, Massachusetts. Cables, harnesses and to a lesser extent PCBs are manufactured at this new facility. In April, 1997, the Company entered into two leases for its manufacturing facilities in Texas. One lease is for 18,225 square feet in Austin, Texas which tripled its existing manufacturing space in that area, and the second lease is for 15,000 square feet of space in Houston, Texas, also expanding on its manufacturing and warehousing facility at that location. These facilities have greatly expanded the Company's manufacturing capabilities and provide the Company with operations in key geographic markets for its electronic industry customers. Management intends to continue to opportunistically pursue further expansion in other markets to better serve existing customers and obtain additional new customers.

     Management has also successfully pursued business acquisition opportunities. In July, 1997, Techdyne acquired Lytton Incorporated ("Lytton"), a private company engaged in the manufacture, assembly and sale of complex PCBs and other electronic products for over 40 major commercial customers. Lytton is located in Dayton, Ohio, providing the Company with a new geographic and end user market. The Lytton acquisition complemented the Company's operations and continued the business strategy of the Company by expanding its customer base, broadening its product line, entering a new geographic area, enhancing its manufacturing capabilities, and enabling the Company to better serve the combined existing customer base with enhanced product choices with opportunities to further attract new customers.

     To satisfy customer needs, the Company seeks to develop long-term customer relationships by using its state-of-the-art technology to provide timely and quick-turnaround manufacturing and comprehensive support for materials purchases and inventory control. Through its EDI (electronic data interchange), the customer is able to convey its inventory and product needs on a weekly basis based on a rolling quantity forecast.

     More emphasis is placed on value-added turnkey business for the manu-facture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of its processes, and the Company's early involvement in the design process using its computer-aided design ("CAD") system.

     The Company is improving its material acquisition process in an attempt to better its purchasing power by identifying materials used across customer lines. In 1998, the Company will begin to update its material requirements planning ("MRP") system utilizing Visual Manufacturing software. The Visual Manufacturing software should also solve the "year 2000" issue for the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Management is also attempting to consolidate vendors to achieve better purchasing power. The Company believes these efforts will provide it with better leverage in material pricing and permit the Company to be more competitive when bidding for manufacturing work and turnkey business. The Company is also attempting to better track actual costs against customer quotes which will better allow it to control costs and more accurately manage its operating margins.

Products and Services

     Approximately 800 products, including complete turnkey finished products, sub-assemblies, molded and non-molded cable assemblies, wire harnesses, PCBs, injection molded and electronic assembly products, are manufactured by the Company for over 100 OEM customers.

     Cable and Harness Assemblies

     A cable is an assembly of electrical conductors insulated from each other and twisted around a central core and jacketed. Cables may be molded or non-molded.

     Techdyne offers a wide range of custom manufactured cable and harness assemblies for molded and mechanical applications. These assemblies include multiconductor, ribbon, co-axial cable assemblies, and discrete wire harness assemblies. The Company uses advanced manufacturing processes, in-line inspection and computer testing. The cable and harness assemblies use automated and semi-automated processes. Techdyne tests all of its cable and harness assemblies with computerized automated test equipment.

     The Company maintains a large assortment of standard tooling for D-Sub-miniature ("D-Subs"), DIN connectors and phono connectors. D-Subs are connectors which are over-molded with the imprint of the customer's name and part number. DIN connectors are circular connectors with from two to four pairs of wires used for computer keyboards. Today's computers are multi-media, providing audio as well as video, such as the CD-ROM. The phono connector provides for the audio in the computer. In 1997, the Company also tooled the now popular SCSI III and .8mm SCSI over-molds.

     Flat ribbon cable or ribbon cable assemblies are cables with wires (conductors) on the same plane with connectors at each end. Flat ribbon cables are used in computer assemblies and instrumentation.

     Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. The cable sales of the Company comprised approximately 62% of the total sales revenue for 1997.

     Printed Circuit Boards

     PCB assemblies are electronic assemblies consisting of a basic printed circuit laminate with electronic components including diodes, resistors, capacitors and transistors, inserted and wave soldered. PCBs may be used either internally within the customer's products or in peripheral devices. The variety of PCBs produced by the Company include pin-through-hole ("PTH") assemblies, low and medium volume surface mount technology ("SMT") assemblies, and mixed technology PCBs, which include multilayer PCBs.

     PTH assembly involves inserting electronic components with pins or leads through pre-drilled holes in a PCB and soldering the pins to the electrical circuit.

     In SMT production, electronic components are attached and soldered directly onto the surface of a circuit board rather than inserted through holes. SMT components are smaller, can be spaced more closely together and, unlike PTH components, can be placed on both sides of a PCB. This allows for product miniaturization, while enhancing the electronic properties of the circuit. SMT manufacturing requires substantial capital investment in expensive, automated production equipment which requires high usage. Techdyne has computerized testing for substantially all of its PCBs to verify that components have been installed properly and meet certain functional standards, that the electrical circuits have been properly completed, and that the PCB assembly will perform its intended functions.

     Techdyne also produces multilayer PCBs. These PCBs consist of three or more layers of a PCB laminated together and interconnected by plated-through holes. Multilayer PCBs consist of metallic interconnecting paths on a non-conductive material, typically laminated epoxy glass. Holes drilled in the laminate and plated through with conductive material from one surface to another, called plated-through holes, are used to receive component leads and to interconnect the circuit layers. Multilayer boards increase packaging density, improve power and ground distribution, and permit the use of higher speed circuitry. The development of electronic components with increased speed, higher performance and smaller size has stimulated a demand for multilayer PCBs, as they provide increased reliability, density and complexity. Since even the most sophisticated two-sided PCB cannot meet the requirements of today's circuit designers for packaging density, an increasing number of designs use multilayer technology.

     Fiscal 1996 reflected sales revenues of approximately 8% derived from PCBs. In July, 1997, the Company acquired Lytton, whose operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry. Techdyne also established a new 5,500 square foot manufacturing facility in Massachusetts, in addition to Lytton's Ohio operations. These 1997 expansions have resulted in PCB manufacturing to have yielded approximately 32% of the Company's sales revenues in 1997.

     Contract Manufacturing

     Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs as well as complete sub-assemblies for integration into an OEM's finished products, such as speaker and lock-key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution. These products can be totally designed and manufactured by the Company through its CAD system, engineering and supply procurement. Techdyne develops manufacturing processes and tooling and test sequences for new products of its customers. It also provides design and engineering services in the early stages of product development thereby assuring mechanical and electrical considerations are integrated with a total system. Alternatively, the customer may provide specifica-tions and the Company will assist in the design and engineering or manufacture to the customer's specifications. Contract manufacturing products include rack assemblies for data processing and video editing and custom disk drive enclosures for OEMs.

     Reworking and Refurbishing

     Customers provide the Company with materials and sub-assemblies acquired from other sources which the customer has determined requires modified design or engineering changes. The Company redesigns, reworks, refurbishes and repairs these materials and sub-assemblies.

     Contract manufacturing, medical product sales, reworking and re-furbishing together amounted to approximately 6% of sales for 1997. Management believes that PCB sales and contract manufacturing will provide the Company with substantial increases in revenues in the next few years.

Manufacturing

     Components and products are custom designed and developed to fit specific customer requirements and specifications. Techdyne attempts to develop a "partnership" relationship with many of its customers by providing a responsive, flexible, total manufacturing service. Such service includes computer integrated manufacturing and engineering services, quick-turnaround manufacturing and prototype development, materials procurement, inventory management, developing manufacturing processes for that particular customer and its needs, tooling and test sequences for new products from product designs received from its customers or developed by Techdyne from customer requirements. The Company's industrial, electrical and mechanical engineers work in close liaison with its customers' engineering departments from inception through design, prototypes, production and packaging. Techdyne evaluates customer designs and if appropriate, recommends design changes to improve quality of the finished product, reduce manufacturing costs or other necessary design modifications. Upon completion of engineering, Techdyne produces prototype or preproduction samples. Materials procurement includes planning, purchasing and warehousing electronic components and materials used in the assemblies and finished products.

     The Company's engineering staff reviews and structures the bill of materials for purchasing, coordinates manufacturing instructions and operations, and reviews inspection criteria with the quality control department. The engineering staff also determines any special capital equipment requirements, tooling and dies, which must be acquired.

     The Company maintains a large assortment of standard tooling. New manu-facturing jobs may require new tooling and dies, but most presses and related equipment are standard.

     The Company maintains modern state-of-the-art equipment at all of its facilities for crimping, stripping, terminating, soldering, sonic welding and sonic cleaning which permits the Company to produce conventional and complex molded cables. In assembly of PCBs, the Company owns state-of-the-art equipment.

     In addition to assembly operations, the Company in 1994, became more involved in contract manufacturing of moderate to high volume turnkey assemblies and sub-assemblies, including injection molded and electronic assembly products. See "Business - Products" above. Finished turnkey assemblies include the entire finished product and the entire manufacturing process from design and engineering to purchasing raw materials, manu-facturing and assembly of the component parts, testing, packaging and delivery of the product to the customer. By contracting assembly production, OEMs are able to keep pace with continuous and complex technological changes and improvements by making rapid modifications to their products without costly retooling and without any extensive capital investments for new or altered equipment.

     The Company's PCB assembly operations are geared toward advanced SMT. Lytton, acquired in July, 1997, provides Techdyne with increased PCB production through state-of-the-art manufacturing equipment and processes and a highly trained and experienced engineering and manufacturing work-force that compliments the Company's operations. The manufacturing of PCBs involves several steps including the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors.

     The Company offers a wide range of custom manufactured cables and harnesses for molded and mechanical applications. The Company uses advanced manufacturing processes, in-line inspection and testing to focus on process efficiencies and quality. The cable and harness assembly process is accomplished with automated and semi-automated preparation and insertion equipment and manual assembly techniques.

     The Scottish manufacturing facility, located in Livingston, Scotland, focuses mainly on the electronics industry producing primarily wire harnesses, electro-mechanical assemblies, and molded cables, incor-porating multifaceted design and production capabilities.

     The Company also has "supplier partnerships" to meet customers' needs. This involves the Company accomplishing the in-house manufacturing requirements of the customer. Through EDI, the customer conveys its needs on a weekly basis based on a rolling quarterly forecast.

Supplies and Materials Management

     Materials used in the Company's operations consist of metals, elec-tronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins. These materials are readily available from a large number of suppliers and manufacturers. The Company has not experienced any significant disruptions from shortages of materials or delivery delays of its suppliers and believes that its present sources and the availability of its required materials are adequate. The Company has a computerized system of material requirements planning, purchasing, sales and marketing functions. The Company will update and make more efficient its materials acquisition processes by installing new Visual Manufacturing software in 1998/1999.

     The Company procures components from a select group of vendors which meet its standards for timely delivery, high quality and cost effective-ness. In order to control inventory investment and avoid material obsolescence, components are generally ordered when the Company has a purchase order or commitment from its customer for the completed assembly. Techdyne uses just-in-time inventory management technologies and manages its material pipelines and vendor base to allow its customers to increase or decrease volume requirements within established frameworks.

     Operational improvements implemented several years ago have improved the overall efficiency of manufacturing, particularly in the area of inventory management, including purchasing which is geared more closely to current needs resulting in reduced obsolescence problems. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Quality and Process Control

     In March, 1995 for its Hialeah, Florida facility, and in December, 1996 for its Houston, Texas facility, the Company received from Under-writer's Laboratories, an independent quality assurance organization, the ISO 9002 quality assurance designation, which is the international standard of quality with respect to all systems of operations, including, among others, purchasing, engineering, manufacturing, sales, inventory control and quality. Techdyne (Scotland) received its BS 5750 quality assurance designation in 1991 from British Standards Institute. Lytton received its ISO 9002 quality designation in 1995 from Eagle Registrations, Inc. These quality assurance designations are only provided to those manu-facturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations.

     Quality control is essential to the Company's operations since low-cost and high quality production are primary competitive standards and are vital to the services of the Company. See "Competition" below. Product components, assemblies and sub-assemblies manufactured by the Company are thoroughly inspected visually and electronically to assure all components are made to strict specifications and are functional and safe. Management believes it is one of the manufacturers of choice for the major Fortune 500 companies, certain of which are its customers, based upon its excellent record of quality production.

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

     Total quality, timely delivery and customer satisfaction is manage-ment's philosophy. High levels of quality in every area of Techdyne's operations are essential. Quality standards are established for each operation, performance tracked against those standards, and identifying work flow and implementing necessary changes to deliver higher quality levels. The Company maintains regular contact with its customers to assure adequate information exchange and other activities necessary to assure customer satisfaction and to support its high level of quality and on-time delivery.

Customers

     Techdyne serves a wide range of businesses from emerging growth companies to multinational OEMs involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Neverthe-less, historically a substantial percentage of the Company's net sales have been to multiple locations of a small number of customers, the loss of any of which would adversely affect the Company. To that extent, the Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, the communica-tions, instrumentation, data processing and food preparation equipment industries. These industries have been characterized by rapid techno-logical change, short product life cycles, pricing and margin pressures. In addition, many of the Company's customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or the Company's customers in particular, could have a material adverse effect on the Company's results of opera-tions. In addition, the Company generates significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's customers were to become insolvent or other-wise were unable to pay for the manufacturing services provided by the Company, the Company's operating results and financial condition would be adversely affected. In 1997, 63% of the Company's sales were made to numerous locations of six major customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The table below sets forth the respective portion of net sales for the applicable period attributable to customers who accounted for more than 10% of net sales in any respective period.

                          Percentage of Net Revenue

                                            1997      1996     1995
                                            ----      ----     ----
Compaq Computer Corporation ("Compaq")        *        35%      36%
International Business Machines ("IBM")      19%       18%       *
EMC and related suppliers                    10%       12%       *
Avid Technology                               *         *       19%

* less than 10% for that year

     The Company sells to approximately an additional 100 other companies, which comprise the remaining 37% of sales. Sales to Avid Technology, Inc. in 1995 were 19% of the Company's revenues which were reduced to 1% for 1996. Lytton, which was acquired in July, 1997 and focuses primarily in PCBs, had approximately 53% of its sales for the last three fiscal years to PMI Food Equipment Group. Techdyne (Scotland) had a substantial portion of its 1997 sales, approximately 42%, to Compaq. During 1997 and 1996, bidding for Compaq orders became more competitive due to Far Eastern competitors which resulted in substantially reduced sales to that customer with lower profit margins on remaining sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Marketing and Sales

     Techdyne continues to pursue expansion and diversification of its customer base and it is targeting emerging OEMs in high growth industry segments. The Company's principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through its sales managers and executive staff, and through its independent sales representatives. Sales managers, directed and supported by the executive staff, identify and attempt to develop relationships with potential customers who meet a certain profile. This profile includes financial stability, need for electronic and electro-mechanical component assembly and manufacturing, anticipated unit volume, and long term relationship stability.

     Domestic sales are generated by six regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are also 11 in-house sales/marketing personnel, including Barry Pardon, the President of the Company. The regional sales managers have six independent manufacturer representative agencies who employ approximately 27 sales representatives. Sales are also generated through catalogues, brochures and trade shows.

     The manufacturer sales representatives, primarily marketing elec-tronic and similar high technology-products, are retained under exclusive sales representative agreements for specific territories and are paid on a commission basis. The sales representatives cannot represent any other person engaged in the business of manufacturing services similar to those of the Company, nor represent any person who may be in competition with the Company. The agreements further prohibit the sales representative from disclosing trade secrets or calling on customers of the Company for a period of six months to one year from termination of their agreement.

     Techdyne (Scotland) has four in-house sales personnel who market its products, primarily ribbon and discreet cable assemblies, electro-mechanical products, and molded cable assemblies, as well as its reworked and refurbished products (see "Business - Products - Reworking and Refurbishing above") to customers in Scotland, England, Ireland, Germany and the Middle East.

     Substantially all of the Company's sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some production, such as its supplier partnerships, are accomplished under open purchase orders with components released against customer requests.

Backlog

     On December 31, 1997, the Company's backlog of orders amounted to approximately $14,029,000, of which approximately $2,054,000 (approxi-mately 15%) was represented by the orders for Techdyne (Scotland) operations and approximately $7,408,000 (approximately 53%) was represented by orders from its Lytton operations. Last year the backlog was approximately $7,300,000 of which approximately $1,320,000 was represented by orders of Techdyne (Scotland) operations. Management believes, based on past experience and relationships with its customers and knowledge of its manufacturing capabilities, that substantially all of its backlog orders are firm and should be filled within six months.
The purchase orders within which the Company performs do not provide for cancellation. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be canceled. However, variations in the size and delivery schedules of purchase orders received by the Company may result in sub-stantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

Patents and Trademarks

     The Company does not have nor does it rely on patents or trademarks to establish or protect its market position. Dependency is placed more on design, engineering, manufacturing cost containment, quality and marketing skills to establish or maintain market position.

Capital Expenditures

     During each of the three years in the period ended December 31, 1997, the Company's capital expenditures were approximately:

                                     Capital Expenditures
                       ---------------------------------------------
                       Land, Buildings    Machinery
Year Ended              and Leasehold        and
December 31,            Improvements      Equipment        Total
------------            ------------      ---------        -----

1997..........            $ 36,204        $1,360,056     $1,396,260
1996..........            $131,175        $  573,129     $  704,304
1995..........            $207,903        $  322,766     $  530,669

Foreign Operations

     The following is summarized financial information for the Company's foreign operations. All significant intercompany accounts and transactions have been eliminated.

                                         Year Ended December 31,
                               -----------------------------------------
                                   1997           1996           1995
                                   ----           ----           ----
Net Sales and Other Income
 United States.............    $26,328,712    $14,274,064    $18,113,978
 Europe(1).................      6,840,068     10,160,116     12,310,380
                               -----------    -----------    -----------
                               $33,168,780    $24,434,180    $30,424,358
                               ===========    ===========    ===========
Net Income (Loss)
 United States.............    $ 1,619,155    $   222,812    $   318,896
 Europe(1).................       (193,636)       519,876        996,422
                               -----------    -----------    -----------
                               $ 1,425,519    $   742,708    $ 1,315,318
                               ===========    ===========    ===========
Identifiable Assets(2)
 United States.............    $19,632,679    $ 7,438,983    $ 6,277,221
 Europe(1).................      4,992,468      5,785,213      6,601,880
                               -----------    -----------    -----------
                               $24,625,147    $13,224,196    $12,879,101
                               ===========    ===========    ===========

----------

(1) Techdyne (Scotland) sales are primarily to customers in the United Kingdom. The balance of the sales were made to Germany, Ireland and minimally to the Middle East.

(2) Includes assets directly identifiable with the applicable operations.

     The Company will be continuing its efforts to expand its foreign sales throughout Europe. Expansion of its Scottish production facility by 3,500 square feet was completed in the first quarter of 1997.

Competition

     Techdyne experiences substantial competition from many areas including divisions of large electronic and high-technology firms, as well as from numerous smaller, specialized companies. Competitive price advantages may also be available to competitors with less expensive off-shore operations, particularly from the Far East. The Company also competes with in-house manufacturing operations of current and potential customers. Although the Company has been expanding in the Northeast, Southeast and Southwest areas of the United States, certain of the Company's competitors have broader geographic coverage to serve their customers and attract additional business. Many of such competitors are more established in the industry and have substantially greater financial, manufacturing and marketability resources than the Company. The Company may be operating at a cost dis-advantage compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures. During down-times in the electronics industry, OEMs become more price sensitive. In the PCB area major competitors include SCI Systems, Inc., Jabil Circuit, Sanmina Corporation, Benchmark Electronics, Inc., ACT Manufacturing, Inc. and others. Major competitors in the cable and harness assembly market include Volex Interconnect Systems, Inc., Foxconn, ACT Manufacturing, Inc., Escod Industries and others.

     Management believes the primary competitive factors to be price, quality of production, manufacturing capability, prompt customer service, timely delivery, engineering expertise, and technical assistance to customers. The Company believes it competes favorably in these areas. Management also believes its competitive position is internationally enhanced through its European manufacturing and marketing operations through Techdyne (Scotland). See "Manufacturing" and "Foreign Operations" under "Business" above.

     Due to the number and variety of competitors, reliable data relative to the Company's competitive position in the electronic components and assembly industry is difficult to develop and is not known.

Governmental Regulation

     The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental waste management and health and safety matters. Management believes that the Company complies with applicable regulations pertaining to health and safety in the workplace and the use, storage, discharge and disposal of chemicals used in its manufacturing processes. The Company periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. The current costs of compliance are not material to the Company. Nevertheless, no assurances can be given that additional or modified requirements will not be imposed in the future, and if so imposed, will not involve substantial additional expenditures by the Company. These regulations provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance.

Employees

     The Company currently employs approximately 470 full-time people domestically. Of these approximately 288 are engaged in manufacturing, quality assurance and related operations, 16 in material handling and procurement, 12 are employed in marketing, including its President, 22 in engineering, and 30 are engaged in administrative, accounting, ware-housing and support activities. Its Scottish subsidiary employs approxi-mately 102 people of which 92 are in production and engineering and the balance in administrative, sales, accounting and support activities.

     In addition, to its full-time employees, the Company domestically regularly utilizes the services of temporary workers retained through local agencies. Presently there are approximately 131 such workers. Many of these temporary workers, upon fulfilling in excess of 320 hours of service, may be employed on a full time basis as needed.

     The Company has no unions and believes its relationships with its employees is good.

Item 2. Properties

     The following chart summarizes the properties leased by the Company.

Space                  Property                 Term
-----                  --------                 ----
16,000 sq. ft.         2230 W 77th St.          5 yrs. to March 31, 2000
(exec. offs., mfg.)    Hialeah, FL(1)

12,000 sq. ft.         2200 W 77th St.          5 yrs. to March 31, 2000
(warehouse)            Hialeah, FL(1)

15,000 sq. ft.         7110 Brittmore           5 yrs. to August 31, 2002,
(mfg., offs. &         Houston, TX              one five year renewal
warehouse)

5,500 sq. ft.          Rte. 495 Commerce Park   5 yrs. to March 31, 2002,
(mfg. & offs.)         Milford, MA              one five year renewal

18,225 sq. ft.         800 Paloma Dr.           5 yrs. to May 31, 2002,
(mfg., offs. &         Round Rock (Austin),     one five year renewal
warehouse)             TX(2)

77,800 sq. ft.         1784 Stanley Ave.        5 yrs. to July 31, 2002,
(mfg., offs. &         Dayton, Ohio(3)          two five year renewals
warehouse)

----------

(1) The landlord is the Company's Parent. The lease is as favorable as may be obtained from unaffiliated third parties, with whom all other leases are made, except for the Lytton lease. See Note (3) herein.
(2) The Company has sublet 860 square feet of space on a month to month basis to an unaffiliated party.
(3) The landlord is owned by the President of Lytton, acquired by the Company in July, 1997. See Item 13, "Certain Relationships and Related Transactions." The Company has a right of first refusal and an option to purchase these premises. This lease is guaranteed by the Company.

     Techdyne (Scotland) owns an approximately 31,000 square foot facility in Livingston, Scotland. The property is subject to a 15-year mortgage due July, 2009 which had a U.S. dollar equivalency of approximately $569,000 at December 31, 1997. See Item 1, "Business - Foreign Operations" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company maintains state-of-the-art manufacturing, quality control, testing and packaging equipment at all of its facilities in Florida, Ohio, Massachusetts, Texas and Scotland.

     The Company believes that its equipment and facilities are adequate for its current operations.

Item 3. Legal Proceedings

     The Company is plaintiff in one litigation in the ordinary course of business which is not deemed material or that any adverse outcome would not have a material adverse effect on the Company's financial statement.

     In the first quarter of 1996 a temporary worker was injured at the Company. The extent of his injuries or related costs are not known. The injured party is insured through the temporary agency. The Company believes its insurance is adequate to cover any potential claims. See
Note 6 to "Notes to Consolidated Financial Statements."

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market For the Registrant's Common Equity and Related Stockholder
        Matters

     In October, 1995 the Company's Common Stock and Warrants commenced trading on the Boston Stock Exchange under the symbols "TDN" and "TDNW," respectively, and on Nasdaq SmallCap under the symbols "TCDN" and "TCDNW," respectively. On November 6, 1996, the Common Stock and Warrants were listed and traded on the Nasdaq National Market under the same symbols and ceased trading on the Boston Stock Exchange. The table below reflects for the periods indicated, the high and low closing sales prices for the Common Stock as reported by the Nasdaq National Market.

     1996
     ----
                                            High      Low
                                            ----      ---
     1st Quarter......................      8        5 15/16
     2nd Quarter......................      9 7/8    6 1/2
     3rd Quarter......................      9 1/2    6 3/8
     4th Quarter......................      9 1/8    5

     1997
     ----
                                            High      Low
                                            ----      ---
     1st Quarter......................      8 1/8    5 1/2
     2nd Quarter......................      7 7/8    3 1/4
     3rd Quarter......................      4 1/8    2 1/2
     4th Quarter......................      4 3/4    3

     At March 4, 1998, the Company had 71 shareholders of record and based upon its annual meeting estimates it has approximately 900 beneficial owners of its Common Stock.

     The Company has not paid, nor does it have any present plans to pay cash dividends on its Common Stock in the immediate future.

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

               Consolidated Statements of Operations Data
                 (in thousands except per share amounts)

                                     Years Ended December 31,
                       ----------------------------------------------------
                        1997(1)     1996       1995       1994       1993
                        ----        ----       ----       ----       ----
Revenues............   $ 33,169   $ 24,434   $ 30,424   $ 20,536   $ 15,288
Net income..........      1,426        743      1,315        719          1
Earnings per share:
   Basic                 $.32       $.18       $.40       $.24       $---
   Diluted               $.24       $.14       $.27       $.24       $---
Consolidated Balance Sheet Data
(in thousands)
December 31,
                        1997(1)     1996       1995       1994       1993
                        ----        ----       ----       ----       ----
Working capital        $  9,547   $  6,597   $  4,921   $  2,988   $  1,909
Total assets........     24,625     13,224     12,879      8,741      5,543
Long-term debt(2)...      6,926      3,842      3,415      5,823      4,806
Total liabilities...     15,116      8,056      9,216      9,685      7,284
Shareholders'
 equity (deficit) ..      9,509      5,168      3,663        944     (1,741)

----------

(1) Reflects the five month operations of Lytton, as well as assets, liabilities and shareholders' equity at December 31, 1997. Lytton was acquired on July 31, 1997. See Item 1, "Business - Business Strategy" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Includes advances from Parent.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which it is engaged as a manufacturer, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements.

     Techdyne is an international contract manufacturer of electronic and electro-mechanical products, primarily manufactured to customers' specifications and designed for major and emerging OEMs and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Revenues are generally recognized upon shipment to its customers. Purchase orders from customers primarily require delivery no later than 12 months from the order date.

    The Company has continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. In the past, certain of the Company's customers have either terminated their manufacturing arrangement with the Company or significantly reduced or delayed the volume of manufacturing services ordered. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design changes, changes in a customer's manufac-turing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Any further terminations of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on the Company's results of operations or financial condition. The Company's results also depend to a substantial extent on the success of its OEM customers in marketing their products. The Company is always seeking to diversify its customer base to reduce its reliance on its few major customers. See Item 1, "Business - Customers."

     The industry segments served by the Company and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the Company could adversely affect the Company's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Techdyne's business, financial condition and results of operations. The Company typically does not obtain long-term volume purchase contracts from its customers but rather attempts to work with its customers to anticipate future volumes of orders. Based upon such anticipated future orders, the Company will make commitments regarding the level of business it wants and can accomplish, the timing of production schedules and the levels of and utilization of facilities and personnel. Occasionally, the Company will purchase raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders were already made or anticipated by the Company. Any sig-nificant cancellations, reductions or order delays could adversely affect the results of operations.

     Due to the Company's utilization of just-in-time inventory techniques, the timely availability of many components to the Company is dependent on the Company's ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in manu-facturing and shipping delays or increased component prices which could have a material adverse effect on the Company's results of operations. It is important for the Company, and there are significant risks involved, to efficiently manage inventory, proper timing of expenditures and alloca-tions of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables, or turnkey products, for manufacture.

     In 1997 the Company commenced upgrading its operations software program by acquiring a new Visual Manufacturing software package. It has been and will be integrating this new software system into all of its facilities except Lytton and Techdyne (Scotland). Lytton has a good software package presently satisfactory for its operations. The Company anticipates installing the Visual Manufacturing software system into Lytton's and Techdyne (Scotland)'s operations sometime in early 1999, most likely with more sophisticated modifications based upon the Company's experience with and internal technological advances to the system. This new system will greatly enhance the Company's MRP system, essential to bids for new busi-ness, production scheduling, IS and overall operations. Management believes this new system will provide it with leverage in material pricing, production, timely-delivery and thereby enable the Company to be more com-petitive in bidding for manufacturing jobs and turnkey business. This Visual Manufacturing system will also enable the Company to better track actual costs against its quotes, thereby allowing the Company to more effectively control costs and manage operating margins. The cost of this new software program for the Florida, Texas and Massachusetts operations is estimated to be approximately $260,000. It is anticipated that the Visual Manufacturing software will be fully integrated by 1999. This system is anticipated to also resolve the "year 2000" issue which relates to computer information processing challenges associated with the up-coming millennium change facing public and private corporations, busi-nesses, and all levels of government to ensure continued proper opera-tions, management and reporting.

     With respect to the year 2000 issue, the Company is communicating with its key vendors, customers and other third parties with whom its operations are essential to inquire of them their assessment of their year 2000 issue and actions being taken to resolve those issues. To the extent such third parties are potentially adversely affected by the "year 2000" issue, and such is not timely and properly resolved by such persons, this could disrupt the Company's operations to the extent that the Company will have to find alternative vendors or customers that have resolved their year 2000 issue. No assurance can be given that the Company's new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that the Company's key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufacturing operational efficiencies or the year 2000 issue, will not have a material adverse effect on the Company's business, results of operations or financial condition.

     Operating results may also be influenced by development and introduc-tion of new products by the Company's customers. The market for the Company's manufacturing services is characterized by rapidly changing technology. As a participant in the electronics industry, Techdyne must continuously develop improved manufacturing procedures to accommodate its customers' needs for increasingly complex products. To continue to grow and be a successful competitor, the Company must be able to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although management believes that the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or uncompetitive. In addition, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and imple-mentation of such technologies and equipment are likely to require significant capital investment.

     Techdyne has been expanding its geographic and customer base by estab-lishing more extensive facilities in the Northeast and Southwest, and through its July, 1997 acquisition of Lytton, an electronics manufacturer, primarily PCBs, in Ohio, in the Midwest. Management intends to continue to expand within the United States by continuing to establish new manu-facturing facilities and operations in areas to better serve existing customers and to attract new OEMs, as well as direct acquisition of contract manufacturing businesses complimentary to the Company's opera-tions. The Company will be competing with much larger electronic manu-facturing entities for such expansion opportunities. Further, any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's financial results. Such transactions also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on the Company's business and financial results.

     During periods of recession in the electronics industry, the Company's competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronic OEMs, who may become more price sensitive.

     The Company's results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved by the Company in managing the costs of its operations, the Company's experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Techdyne generally has idle capacity and reduced operating margins during periods of lower-volume production.

     Quality control is also essential to the Company's operations, since customers demand strict compliance with design and product specifications. Any adverse change in the Company's excellent quality and process controls could adversely affect its relationship with customers and ultimately its revenues and profitability. See Item 1, "Business-Quality and Process Control."

     All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statements, as filed with the Securities and Exchange Commission ("Commission") Form SB-2 (effective September 13,
1995), and Forms S-3, effective November 11, 1996 and November 4, 1997, respectively.

Results of Operations

1997 Compared to 1996

     Consolidated revenues increased approximately $8,734,000 (36%) for the year ended December 31, 1997 compared to the preceding year. The increase was attributable principally to the inclusion of sales of Lytton totaling $7,170,000 since August 1, 1997. There was an increase in domestic sales of $12,184,000 (87%) that was offset by a decrease in European sales of $3,281,000 (33%) compared to the same period of the preceding year. Interest and other income decreased by approximately $169,000 in

1997 compared to the preceding year, which included a $140,000 litigation settlement and 1997 having lower interest income than 1996 as a result of a decrease in funds invested.

     The decline in European-based sales was mainly attributable to a decrease of approximately $5,580,000 (66%) in sales to Compaq (Europe) by Techdyne (Scotland) which was partially offset by sales to new customers and increased sales to existing customers. Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq, which accounted for approximately 42% of sales for the current year compared to 84% in the preceding year. The bidding for Compaq orders has become more competitive which has resulted in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development, has offset some of the lost Compaq business with sales to other customers and is continuing cost reduction efforts to remain competitive for Compaq business. There can be no assurance as to the success of such efforts.

     Approximately 63% of the Company's consolidated sales for the year December 31, 1997 were made to six customers. Customers generating at least 10% of sales included IBM (19%) and EMC and its related suppliers (10%). Approximately $2,727,000 (38%) of Lytton's sales since its acqui-sition by the Company on July 31, 1997 were to its major customer, PMI Food Equipment Group. The loss of, or substantially reduced sales to any major customer, as occurred with Avid domestically in 1996 and Compaq in Europe commencing in 1996, would have an adverse effect on the Company's operations if such sales are not replaced.

     Cost of goods sold as a percentage of sales remained relatively stable increasing to 87% for the year ended December 31, 1997 compared to 86% for the preceding year.

     Selling, general and administrative expenses increased $730,000 for the year ended December 31, 1997 compared to the preceding year. The increase reflects the selling, general and administrative expenses of Lytton commencing August 1, 1997, as well as the increased costs involved in substantially increased operations of the Company's Round Rock, Texas facility and the Company's new Massachusetts facility.

     Interest expense increased $185,000 for the year ended December 31, 1997 compared to the preceding year. The increase reflects interest of approximately $100,000 associated with financing the Lytton acquisition and interest on Lytton's debt and financing agreements of approximately $71,000. The prime rate was 8.5% at December 31, 1997 and 8.25% at December 31, 1996.

     The Company recorded a deferred tax credit of approximately $500,000 related to domestic operations in the fourth quarter of 1997 resulting in a 1997 tax credit of approximately $560,000 including approximately $100,000 of tax credits on foreign operations with the prior year tax expense of approximately $270,000 consisting mostly of taxes on foreign operations.

     For fiscal 1998, the Company will adopt the provisions of Financial Accounting Standards Board Statements No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure About Segments of an Enterprise and Related Information," which it is anticipated will not have a material effect on its consolidated financial statements or significantly change its segment reporting disclosures. See Note 1 to "Notes to Consolidated Financial Statements."

1996 Compared to 1995

     Consolidated revenues decreased approximately $5,990,000 (20%) for the year ended December 31, 1996 compared to the preceding year which included a $6,237,000 (21%) decrease in sales revenues. Domestic sales revenues decreased $4,019,000 (22%) and European-based sales revenues decreased $2,218,000 (18%) for the year ended December 31, 1996 compared to the same period of the preceding year. Interest and other income increased approximately $247,000, which included $140,000 from a litiga-tion settlement and approximately $107,000 increase in interest income resulting from interest on Scotland funds invested which were previously tied up in receivables and inventory prior to the cutback in Compaq business in the third quarter of 1996 and interest on funds invested resulting from the Company's security offering completed in October 1995.

     The decrease in domestic sales compared to the preceding year was largely attributable to a decrease in sales of $5,337,000 to Avid Technology which was offset to some degree by a net increase in sales to other customers. The decrease in European-based sales was largely attributable to a decrease of $2,160,000 in sales to Compaq by Techdyne (Scotland).

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

Liquidity and Capital Resources

     The Company had working capital of $9,547,000 at December 31, 1997, an increase of $2,950,000 (45%) during 1997. This increase includes working capital of Lytton that totaled $1,874,000 at December 31, 1997, a deferred tax asset of $1,011,000 primarily from adjustment of the valuation allowance on deferred tax assets, a reduction in current debt as a result of the Company extending a $145,000 bank note payable due April 1997 for an additional three years, changes in other components of working capital resulting from overall increased sales levels, and the increase in current debt related to the financing of the Lytton acquisition. See Notes 2 and 10 to "Notes to Consolidated Financial Statements."

     Included in the changes in components of working capital was a decrease of $2,502,000 in cash and cash equivalents, which included net cash used in operating activities of $2,505,000, net cash used in investing activities of $3,571,000 (including $1,449,000 from additions to property and equipment and net cash expended in the Lytton acquisition of $2,166,000) and net cash provided by financing activities of $3,692,000 (including net proceeds from common stock purchase warrants and options exercised of approximately $194,000, borrowings of $2,500,000 to fund the Lytton acquisition, Lytton line of credit borrowings of $549,000, payments on long-term debt of $273,000 and a net increase in advances from the Parent of $725,000).

     In February 1996, the Company refinanced its loan agreement with a Florida bank. The refinancing provided for a $2,000,000 line of credit, due on demand, secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bore interest at the bank's prime rate plus 1.25%. In conjunction with the Company's acquisition of Lytton on July 31, 1997, this line of credit was modified and increased to $2,500,000 with the interest rate reduced to prime plus .75% and various other modifications. The line was fully drawn down in connection with that acquisition and $2,500,000 remained outstanding at the same interest rate of 9.25% until the line was refinanced in December 1997.

     The $2,500,000 line of credit was replaced effective December 29, 1997 with a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60%, and a $1,600,000 commercial revolving line of credit with interest at prime of which $1,000,000 was outstanding at December 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. The Company entered into the swap agreement to obtain an acceptable fixed interest rate and has no intent of prepaying the related debt. Accordingly, the Company does not consider that it has any risk of signifi-cant loss under the agreement although early termination of the swap agree-ment could either result in a gain or loss based on the movement in interest rates in relation to the Company's fixed rate. See Note 2 to "Notes to Consolidated Financial Statements."

     The Company had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $663,000 at December 31, 1997, and is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $127,000 at December 31, 1997, is secured by the Company's tangible personal property, goods and equipment. The financing under the 1996 term loans provided cash proceeds to the Company of approximately $181,000 and included payment of the balance due under the Company's previous term loan of $517,000 and payment of a mortgage of the Parent on a building leased to the Company of $215,000 which was reflected as a reduction in the intercompany advances due to the Parent which represent noncash financing activities which is a supple-mental disclosure required by FAS 95. The Parent has guaranteed the re-volving line and the three term loans and subordinated the intercompany indebtedness due it from the Company, provided that the Company may make payments to the Parent on this subordinated debt from additional equity that is injected into the Company and from earnings, so long as the Company is otherwise in compliance with the loan agreements. The Company was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank granted waivers as of December 31, 1996 and extended through December
31, 1997.  See Note 2 to "Notes to Consolidated Financial Statements."

     The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000. Techdyne (Scotland) has a line of credit with a Scottish bank, with an U.S. dollar equivalency of approximately $330,000 at

December 31, 1997 and $342,000 at December 31, 1996 that is secured by assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of December 31, 1997 or December 31, 1996. See Note 2 to "Notes to Consolidated Financial Statements."

     In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $569,000 and $622,000 at December 31, 1997 and December 31, 1996, respectively, based on exchange rates in effect at each of these dates.

     The Company has established a new manufacturing facility in Milford, Massachusetts with the facility having an initial five-year lease term with the Company's occupancy commencing in April 1997. This facility is intended to assist in meeting increased customer demand in the Northeastern United States, as well as to increase service levels to customers in the Northeast and to penetrate new markets. The Company has increased its manufacturing capacity at its Houston and Austin, Texas facilities to meet increased customer demand in the Southwestern United States. Most of the expenditures related to its new facilities, including leasehold improve-ments, equipment and furniture and fixtures, and the costs of expansion of existing facilities were provided from the proceeds from the Company's 1995 security offering.

     On July 31, 1997, the Company acquired Lytton Incorporated, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash at closing, funded by the modified bank line of credit, as well as 300,000 shares of the Company's common stock which had a fair value of approximately $1,031,000 based on the closing price of the Company's common stock on the date of acquisition. The Company has guaranteed $2,000,000 minimum proceeds ($2,400,000 if certain earnings objectives are met over a specified twelve month period) to the seller with respect to these shares. The Stock Purchase Agreement also provides for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years. Based upon the closing price of the Company's common stock on December 31, 1997, the shares issued in the Lytton acquisition had a fair value of $1,313,000 which could result in additional consideration of approximately $687,000 payable in either cash or in approximately 157,000 shares of the Company's stock based on the closing stock price of $4.375. If the earnings objective is met, an additional $400,000 would be payable in cash or approximately 91,000 shares of common stock based upon the December 31, 1997 closing stock price. The Lytton acquisition has expanded the Company's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve the Company's existing customer base with opportunities to attract new customers. See Notes 2 and 10 to "Notes to Consolidated Condensed Financial Statements."

     The Company is seeking to further expand its operations possibly through acquisitions of companies in similar businesses, as with the Lytton acquisition. There can be no assurance that the Company would be able to finance such acquisitions from its own capital or be able to obtain sufficient external financing.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                               Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     Information on directors of the Company is included under the caption "Election of Directors" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference.

     The executive officers of the Company are elected by the board of directors at its first meeting following the Annual Meeting of Share-holders to serve during the ensuing year and until their respective successors are elected and qualified. The present directors have comprised the board since 1990, although each of them has been affiliated with the Company many years prior. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of each executive officer at February 28, 1998, and their business experience during the prior five years.

Name                 Age  Position with the Company     Position Held Since
----                 ---  -------------------------     -------------------

Thomas K. Langbein   52   Chairman of the Board and             1982
                          Chief Executive Officer               1990

Barry Pardon         46   President                             1991
                          and Director                          1990

Joseph Verga         46   Senior Vice President                 1988
                          Director and                          1983
                          Treasurer                             1985

Daniel R. Ouzts      51   Vice President - Finance Controller   1986

     Thomas K. Langbein was financial consultant to Medicore until 1980, when he became Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Langbein is also an officer and director of most of Medicore's subsidiaries. He is Chairman of the Board and Chief Executive Officer of Dialysis Corporation of America ("DCA"), another public subsidiary of Medicore. In 1990, Mr. Langbein was appointed as President and Chief Executive Officer and Mr. Langbein relinquished the Presidency to Barry Pardon in November, 1991. Mr. Langbein is also a director of Lytton and Techdyne (Scotland). In 1971, Mr. Langbein organized and currently is the President, sole director and owner of Todd & Company, Inc. ("Todd"), a broker-dealer registered with the Commission and the NASD. Mr. Langbein devotes most of his time to the affairs of the Company, Medicore and DCA. See "Certain Relationships and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, incorporated herein by reference.

     Barry Pardon joined the Company in November, 1980 as national sales manager and initiated the independent manufacturer representatives sales force. Mr. Pardon became Vice President of Marketing in 1981, and was appointed Executive Vice President (Marketing) in 1988, and was appointed President in November, 1991. Mr. Pardon is Chairman of the Board of Lytton and a director of Techdyne (Scotland).

     Joseph Verga joined the Company in 1979 as purchasing agent. In 1980, he became production control manager and Vice President, in 1981 the opera-tions manager, and in 1983 was elected a director and appointed Secretary of the Company. In 1985 he was appointed Treasurer and in 1988 was made Senior Vice President of Operations.

     Daniel R. Ouzts joined Medicore in 1980 as Controller of its plasma division, and in 1983 became Controller of Medicore and DCA. He became Vice President of Finance of the Company and Medicore in 1986. He was appointed as Vice-President and Treasurer of DCA in June, 1996. Mr. Ouzts is a certified public accountant. See "Certain Relationships and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, incorporated herein by reference.

Item 11. Executive Compensation

     Information on executive compensation is included under the caption "Executive Compensation" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation
Table (see "Executive Compensation" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference), and by any person known to the Company to beneficially own more than 5% of any class of voting security of the Company, is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Information Statement relating to the Annual Meting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following is a list of documents filed as part of this report.

     1.   All financial statements - See Index to Consolidated Financial
          Statements.

     2. Financial statement schedules - See Index to Consolidated Financial Statements.

(b)  Current Reports on Form 8-K filed during the fourth quarter.

     1. The Company filed an amended Current Report on Form 8-K/A#1 on October 3, 1997 with respect to filing financial statements and pro forma financial information concerning the Lytton Incorporated acquisition reported on the Company's Current Report on Form 8-K dated August 12, 1997.

(c)  Exhibits

     (3)(i) Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2 dated July 26, 1995, as amended August 21, 1995 and September 1, 1995, Registration No. 33-94998-A ("Form SB-2"), Part II, Item 27, 3(a)). *

       (ii)  By-Laws (incorporated by reference to the Company's Form SB-2,
             Part II, Item 27, 3(b)). *

       4(i) Form of Common Stock Certificate (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(a)). *

       (ii) Form of Redeemable Common Stock Purchase Warrant (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(b)). *

      (iii) Form of Underwriter's Warrant (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(c)). *

       (iv) Form of Warrant Agreement between the Company, Continental Stock Transfer & Trust Co., and Joseph Dillon & Co., Inc. (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(d)). *

        (v) 1994 Stock Option Plan of the Company (incorporated by reference to Medicore, Inc.'s(1) Annual Report on Form 10-K for the year ended December 31, 1994 ("Medicore's 1994 Form 10-K"), Part IV, Item 14 (a) 3 (10)(lxv)). *

       (vi) Form of Stock Option Certificate under 1994 Stock Option Plan (incorporated by reference to Medicore's(1)1994 Form 10-K, Part IV, Item 14 (a) 3 (10)(lxvi)). *

      (vii) Form of 1995 Non-Qualified Stock Option (incorporated by reference to Medicore's(1) 1994 Form 10-K, Part IV, Item 14
             (a) 3 (10)(lxvii)). *

     (viii) Form of 1997 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 1997 ("June 24, 1997 Form 8-K"), Item 7(c)(4)(i)). *

       (ix) Form of 1997 Incentive Stock Option (incorporated by reference to the Company's June 24, 1997 Form 8-K, Item 7(c)(4)(ii)). *

        (x) Form of 1997 Non-Qualified Stock Option (incorporated by reference to the Company's June 24, 1997 Form 8-K, Item 7(c)(4)(iii)). *

    (10)(i) Lease Agreement between the Company and Medicore, Inc.(1) dated July 17, 1990.

       (ii) Lease Renewal Letter from the Company to Medicore, Inc.(1) dated December 19, 1994 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10(b)). *

      (iii) Form of Exclusive Sales Representative Agreement (incorporated by reference to Medicore, Inc.'s(1) 1994 Form 10-K, Part IV,
             Item 14 (a) 3 (10)(lxiv)). *

       (iv) Employment Agreement between the Company and Barry Pardon dated March 13, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; Part IV, Item 14(a)(10)(viii).*

        (v) Employment Agreement between Techdyne (Scotland) Ltd.(3) and John Clark Grieve dated March 11, 1988.

       (vi) Guarantee of Techdyne (Scotland) Ltd.(3) Line of Credit with Royal Bank of Scotland Plc dated March 3, 1989.

      (vii) Mortgage by Techdyne (Scotland) Ltd.(3) to the Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to Medicore, Inc.'s(1) Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("Medicore June, 1994 Form 10-Q"),
             Part II, Item 6(a)(28)(vi)). *

     (viii) Agreement ("Missives") between Techdyne (Scotland) Ltd.(3) and Livingston Development Corporation regarding Purchase by Techdyne (Scotland) Ltd.(3) of its Facility dated June 15, 1994 (incorporated by reference to Medicore June, 1994 Form 10-Q, Part II, Item 6(a)(28)(vii)). *

       (ix) Promissory Note to Medicore, Inc.(1) dated April 10, 1995 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10 (a)(a)). *

        (x) Loan and Security Agreement between the Company and Barnett Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 1996 ("February 1996 Form 8-K"), Item 7(c)(99)(i)). *

       (xi) Loan Agreement for $712,500 between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(v)). *

      (xii) Promissory Note for $712,500 from the Company to Barnett Bank, dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(vi)).*

     (xiii) Mortgage and Security Agreement between Medicore, Inc.(1) and Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(vii)). *

      (xiv) Assignment of Leases, Rents and Profits by Medicore, Inc.(1) in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(viii)). *

       (xv) Promissory Note for $200,000 from the Company to Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(ix)).*

      (xvi) Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(x)).*

     (xvii) Service Agreement between the Company and Medicore, Inc.(1) dated October 25, 1996 (incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-15371, Part II, Item 16, Exhibit 10(a)).*

    (xviii) First Amendment to Loan and Security Agreement, Loan Agreement and Security Agreement between the Company and Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997 ("August 12, 1997 Form 8-K"), Item 7(c)(99)(i)).*

      (xix) Revolving Demand Promissory Note from the Company to Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's August 12, 1997 Form 8-K, Item 7(c)(99)(ii)).*

       (xx) Unconditional and Continuing Guaranty of Payments and Per-formance by Medicore, Inc.(1) in favor of Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's August 12, 1997 Form 8-K, Item 7(c)(99)(iii)).*

      (xxi) Subordination Agreement among the Company, Barnett Bank, N.A. and Medicore, Inc.(1) dated July 31, 1997 (incorporated by reference to the Company's August 12, 1997 Form 8-K, Item 7(c)(99)(iv)).*

     (xxii) Second Amendment to Loan and Security Agreement between the Company and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's Form 8-K dated January 20, 1998 ("January, 1998 Form 8-K"), Item 7(c)(99)(i)).*

    (xxiii) Revolving Promissory Note form the Company to Barnett Bank, N.A. for $1,600,000 dated as of December 29, 1997 (incor-porated by reference to the Company's January, 1998 Form 8-K,
             Item 7(c)(99)(ii)).*

     (xxiv) Unconditional and Continuing Guaranty of Payment and Per-formance(3) by Medicore, Inc.(1) in favor of Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(iii)).*

      (xxv) Subordination Agreements(4) among the Company, Barnett Bank, N.A. and Medicore, Inc.(1) (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(iv)).*

     (xxvi) Loan Agreement for $1,500,000 between the Company and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(v)).*

    (xxvii) Promissory Note from the Company to Barnett Bank, N.A. for $1,500,000 dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(vi)).*

   (xxviii) Commercial Security Agreement between the Company and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(vii)).*

     (xxix) International Swap Dealers Association, Inc. Master Agreement between the Company and Barnett Bank, N.A. dated as of December 22, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(viii)).*

      (xxx) Lease Agreement between the Company and Route 495 Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter of 1997, Item 6(a), Part II(10)).*

     (xxxi) Lease Agreement between the Company and PruCrow Industrial Properties, L.P. dated April 30, 1997 (incorporated by ref-erence to the Company's Current Report on Form 8-K dated June 4, 1997 ("June, 1997 Form 8-K"), Item 7(c)(10)(i)).*

    (xxxii) Lease Agreement between the Company and EGP Houston Partners Ltd. dated April 29, 1997 (incorporated by reference to the Company's June, 1997 Form 8-K, Item 7(c)(10)(ii)).*

   (xxxiii) Stock Purchase Agreement between Patricia A. Crossley, Lytton Incorporated(2) and the Company dated July 31, 1997 (incor-porated by reference to the Company's August 12, 1997 Form 8-K,
             Item 7(c)(2)(i)).*

       (21)  Subsidiaries of the registrant.

       (23)  Consents of experts and counsel.

             (i)  Consent of Independent Certified Public Accountant.

       (27)  Financial Data Schedule (for SEC use only).

----------

* Documents incorporated by reference not included in Exhibit Volume.

(1) Parent of the Company owning 63% of the Company's outstanding shares (70% if include convertible promissory note).

(2) Wholly-owned subsidiary.

(3) Each of the $1,600,000 Revolving Loan and the $1,500,000 Term Loan has been unconditionally guaranteed by Medicore, Inc.(1), and each such unconditional guaranty agreement is substantially similar to the exhibit filed for the Revolving Loan.

(4) Medicore, Inc.(1) has subordinated indebtedness due to it from the Company to the Revolving and Term Loans, each such Subordination Agreement is substantially similar to the exhibit filed for the Revolving Loan.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TECHDYNE, INC.

                                By /s/ THOMAS K. LANGBEIN
                                   ------------------------------------
                                   THOMAS K. LANGBEIN, Chairman of the
                                   Board of Directors and Chief
                                   Executive Officer

March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                        Date
----                              -----                        ----

                           Chairman of the Board
                           of Directors, Chief
/s/ THOMAS K. LANGBEIN     Executive Officer                March 27, 1998
------------------------
    Thomas K. Langbein

/s/ BARRY PARDON           President and Director           March 27, 1998
------------------------
    Barry Pardon

/s/ JOSEPH VERGA           Senior Vice President,
------------------------   Treasurer and Director           March 27, 1998
    Joseph Verga

/s/ DANIEL R. OUZTS        Vice President and Controller    March 27, 1998
------------------------
    Daniel R. Ouzts

/s/ PETER D. FISCHBEIN     Director                         March 27, 1998
------------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE     Director                         March 27, 1998
------------------------
    Anthony C. D'Amore

                          ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14 (a) (1) and (2), (c) and (c)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                             CERTAIN EXHIBITS

                     FINANCIAL STATEMENTS SCHEDULES

                      YEAR ENDED DECEMBER 31, 1997

                              TECHDYNE, INC.

                            HIALEAH, FLORIDA

                        FORM 10-K--ITEM 14(a)(1) AND (2)

                         TECHDYNE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS



     The following consolidated financial statements of Techdyne, Inc. and subsidiaries are included in Item 8:

                                                                       Page
                                                                       ----

     Consolidated Balance Sheets--December 31, 1997 and 1996.           F-3

     Consolidated Statements of Income--Years ended
       December 31, 1997, 1996, and 1995.                               F-4

     Consolidated Statements of Stockholders' Equity
       (Deficit)--Years ended December 31, 1997, 1996 and 1995.         F-5

     Consolidated Statements of Cash Flows--Years ended
       December 31, 1997, 1996, and 1995.                               F-6

     Notes to Consolidated Financial Statements--December 31, 1997.     F-7


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Techdyne, Inc.

We have audited the accompanying consolidated balance sheets of Techdyne, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibil-ity of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signif-icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techdyne, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                /s/ Ernst & Young LLP


March 25, 1998
Miami, Florida

                         TECHDYNE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,  DECEMBER 31,
                                                       1997         1996
                                                      ------       ------

                               ASSETS
Current Assets:
  Cash and cash equivalents                        $ 1,451,564   $ 3,954,047
  Accounts receivable, less allowances
    of $54,000 at December 31, 1997 and
    $83,000 at December 31, 1996                     5,707,471     3,106,923
  Inventories, less allowances for
    obsolescence of $223,000 at December 31,
    1997 and $134,000 at December 31, 1996           8,325,309     3,049,334
  Prepaid expenses and other current assets            574,250       436,358
  Deferred tax asset                                 1,010,558           ---
                                                   -----------   -----------
             Total current assets                   17,069,152    10,546,662

Property and Equipment:
  Land and improvements                                198,000       205,200
  Buildings and building improvements                  764,571       864,595
  Machinery and equipment                            6,176,733     3,273,875
  Tools and dies                                       844,132       817,593
  Leasehold improvements                               241,934        94,119
                                                   -----------   -----------
                                                     8,225,370     5,255,382
  Less accumulated depreciation                      2,984,825     2,749,339
                                                   -----------   -----------
                                                     5,240,545     2,506,043
Deferred expenses and other assets                      79,707       124,313
Costs in excess of net tangible assets
 acquired, less accumulated amortization
 of $85,000 at December 31, 1997 and $44,000
 at December 31, 1996                                2,235,743        47,178
                                                   -----------   -----------
                                                   $24,625,147   $13,224,196
                                                   ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term bank borrowings                       $   548,698   $       ---
  Accounts payable                                   4,214,639     2,457,563
  Accrued expenses                                   1,745,926       935,227
  Current portion of long-term debt                    909,080       259,731
  Income taxes payable                                 103,559       297,575
                                                   -----------   -----------
          Total current liabilities                  7,521,902     3,950,096
Deferred gain on sale of real estate                   161,047       161,047
Deferred income taxes                                  507,003       102,603
Long-term debt, less current portion                 4,619,066     1,384,569
Advances from parent                                 2,307,221     2,457,570

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value, authorized
    10,000,000 shares; issued and
    outstanding 5,135,167 shares in 1997
    and 4,294,019 shares in 1996                        51,351        42,940
  Capital in excess of par value                    10,612,691     7,551,774
  Deficit                                           (1,105,648)   (2,531,167)
  Foreign currency translation adjustments             (49,486)      104,764
                                                   -----------   -----------
             Total stockholders' equity              9,508,908     5,168,311
                                                   -----------   -----------
                                                   $24,625,147   $13,224,196
                                                   ===========   ===========

                    See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                         1997          1996           1995
                                         ----          ----           ----

Revenues:
  Sales                               $33,019,331   $24,116,018   $30,353,470
  Interest and other income               149,449       318,162        70,888
                                      -----------   -----------   -----------
                                       33,168,780    24,434,180    30,424,358
Cost and expenses:
  Cost of goods sold                   28,716,910    20,747,534    25,785,745
  Selling, general and
   administrative expenses              3,134,001     2,404,456     2,420,344
  Interest expense                        456,621       271,736       371,385
                                      -----------   -----------   -----------
                                       32,307,532    23,423,726    28,577,474
                                      -----------   -----------   -----------

Income before income taxes                861,248     1,010,454     1,846,884

Income tax (benefit) provision           (564,271)      267,746       531,566
                                      -----------   -----------   -----------

            Net income                $ 1,425,519   $   742,708   $ 1,315,318
                                      ===========   ===========   ===========

Earnings per share:
  Basic                                  $.32           $.18         $.40
                                         ====           ====         ====
  Diluted                                $.24           $.14         $.27
                                         ====           ====         ====

                 See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                      FOREIGN
                                                        CAPITAL IN                   CURRENCY
                                            COMMON      EXCESS OF                   TRANSLATION
                                             STOCK      PAR VALUE       DEFICIT     ADJUSTMENTS      TOTAL
                                           ------      ---------       -------     -----------       -----

Balance at January 1, 1995                $ 30,429     $ 3,842,401    $(4,589,193)  $ (227,745)    $ (944,108)

   Net income                                  ---             ---      1,315,318          ---      1,315,318

   Net proceeds from security offering
     with issuance of 1,000,000 common
     shares                                 10,000       3,310,784            ---          ---      3,320,784

   Exercise of stock options                     4             396            ---          ---            400

   Foreign currency translation
     adjustments                               ---             ---            ---      (29,517)       (29,517)
                                          --------     -----------    -----------   ----------     ----------
Balance at December 31, 1995                40,433       7,153,581     (3,273,875)    (257,262)     3,662,877

   Net income                                  ---             ---        742,708          ---        742,708

   Note conversion by Medicore
     (200,000 shares)                        2,000         348,000            ---          ---        350,000

   Exercise of stock options                   507          50,193            ---          ---         50,700

   Foreign currency translation
     adjustments                               ---             ---            ---      362,026        362,026
                                          --------     -----------    -----------    ---------     ----------
Balance at December 31, 1996                42,940       7,551,774     (2,531,167)     104,764      5,168,311

   Net income                                  ---             ---      1,425,519          ---      1,425,519

   Note conversion by Medicore
      (500,000 shares)                       5,000         870,000            ---          ---        875,000

   Shares issued in subsidiary
      acquisition (300,000 shares)           3,000       1,997,000            ---          ---      2,000,000

   Exercise of stock options and
      warrants                                 411         193,917            ---          ---        194,328

Foreign currency translation adjustments       ---             ---            ---     (154,250)      (154,250)
                                          --------     -----------    -----------    ---------     ----------
Balance at December 31, 1997              $ 51,351     $10,612,691    $(1,105,648)   $ (49,486)    $9,508,908
                                          =========    ===========    ===========    =========     ==========

                 See notes to consolidated financial statements.

                            TECHDYNE, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                               1997              1996             1995
                                                          -------------     -------------     -----------
Operating activities:
  Net income                                                 $1,425,519        $  742,708        $1,315,318
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation                                              616,663           368,618           332,602
      Amortization                                               52,576            15,430            16,750
      Bad debt expense                                            1,282             9,380            73,000
      Provision for inventory obsolescence                      153,011            56,913           294,860
      Deferred income taxes (benefit)                          (503,555)            3,266            16,680
      Increase (decrease) relating
       to operating activities from:
        Accounts receivable                                  (1,420,709)          110,804           (83,104)
        Inventories                                          (2,797,742)          584,248        (1,161,907)
        Prepaid expenses and other
         current assets                                        (137,786)          228,554          (360,689)
        Accounts payable                                        474,334          (698,395)          948,390
        Accrued expenses                                        (91,805)         (480,917)          474,630
        Income taxes payable                                   (276,463)         (215,143)          218,856
                                                            -----------        ----------        ----------
        Net cash (used in) provided by operating
          activities                                         (2,504,675)          725,466         2,085,386

Investing activities:
  Acquisition of subsidiary                                  (2,166,010)              ---               ---
  Additions to property and equipment,
    net of minor disposals                                   (1,449,077)         (479,815)         (559,168)
  Proceeds from sale of marketable securities                       ---               ---            35,046
  Deferred expenses and other assets                             44,386            (6,808)          (61,082)
                                                            -----------        ----------        ----------
        Net cash used in investing activities                (3,570,701)         (486,623)         (585,204)

Financing activities:
  Borrowings to finance subsidiary acquisition                2,500,000               ---               ---
  Short-term line of credit borrowings                          548,698               ---               ---
  Net proceeds from securities offering                             ---               ---         3,320,784
  Exercise of stock options and warrants                        194,328            50,700               400
  Proceeds from long-term borrowings                                ---           181,476               ---
  Payments on long-term borrowings                             (273,437)         (140,443)         (316,827)
  Payments on promissory note for advances from parent              ---               ---        (1,500,000)
  Increase (decrease)in advances from parent                    724,651           336,483          (278,389)
  Deferred financing costs                                       (2,657)          (14,438)          (11,944)
                                                            -----------        ----------        ----------
        Net cash provided by financing activities             3,691,583           413,778         1,214,024

Effect of exchange rate fluctuations on cash                   (118,690)          142,085           (20,684)
                                                            -----------        ----------        ----------
(Decrease) increase in cash and cash equivalents             (2,502,483)          794,706         2,693,522
Cash and cash equivalents at beginning of year                3,954,047         3,159,341           465,819
                                                            -----------        ----------        ----------
Cash and cash equivalents at end of year                    $ 1,451,564        $3,954,047        $3,159,341
                                                            ===========        ==========        ==========

                    See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The Company is a manufacturer of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries.

Consolidation

     The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incor-porated ("Lytton"), Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consoli-dation. The Company is a 62.9% owned subsidiary of Medicore, Inc. (the "Parent").

Major Customers

     A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

        Sales to major customers are as follows:


                                           YEAR ENDED DECEMBER 31,
                                 -----------------------------------------
       CUSTOMERS                     1997              1996         1995
       ---------                 -----------      -------------   --------

Compaq Computer Corp. (1)                ---       $8,497,000    $10,849,000
Avid Technology (1)(2)                   ---              ---      5,653,000
IBM(3)                            $6,438,000        4,275,000            ---
EMC and its related suppliers(3)   3,201,000        2,807,000            ---

------------------
(1) Less than 10% of sales for 1997.
(2) Less than 10% of sales for 1996.
(3) Less than 10% of sales for 1995.

     Sales to PMI Food Equipment Group by Lytton for the period August 1 (date of Lytton's acquisition) to December 31, 1997, amounted to approxi-mately $2,727,000 representing 15% of consolidated sales during this period and 8% of consolidated sales for the year ended December 31, 1997.

     The Company experienced a loss of a majority of its sales to Avid in 1996 as a result of a change in one of the products it produced for Avid.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Inventories

     Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inven-tories are comprised of following:

                              DECEMBER 31,       DECEMBER 31,
                                  1997               1996
                              -------------      ------------

Finished goods                  $  554,903        $  486,863
Work in process                  1,772,724           478,481
Raw materials and supplies       5,997,682         2,083,990
                                ----------        ----------
                                $8,325,309        $3,049,334
                                ==========        ==========

Property and Equipment

     Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes and by accelerated methods for income tax purposes. Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of the provisions of FAS 121 had no material effect on the results of operations, financial condition or cash flows of the Company. The Company, based on current circumstances, does not believe any indicators of impairment are present.

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

Foreign Operations

     Information relating to geographical data and foreign operations for the years ended December 31, 1997, 1996 and 1995, included on page 10 of Form 10-K are an integral part of these financial statements.

     The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in the results of opera-tions. These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time the transactions are recorded and the balance sheet date.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

Stock-Based Compensation

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related Interpre-tations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), permits a company to elect to follow the accounting provisions of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25.

Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share," which was adopted on December 31, 1997. The Company has adopted FAS 128 which requires it to change the method previ-ously used to compute earnings per share and to restate all prior periods. The new requirements for calculating basic earnings per share exclude the dilutive effect of stock options and warrants.

     Earnings per share under the diluted computation required under FAS 128 includes the dilutive effect of stock options and warrants using the treasury stock method and average market price, shares assumed to be converted on the conversion of the convertible promissory note to the Company's Parent with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted, and contingent shares for the stock price guarantee for the acquisition of Lytton.

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                            1997          1996         1995
                                                        -----------    ----------    ----------
Net income (loss) - numerator basic computation         $1,425,519      $742,708    $1,315,318
Effect of dilutive securities:
Interest adjustment on convertible note                     169,525       175,766        96,872
                                                        -----------      --------    ----------

Net income, as adjusted for assumed conversion-
   numerator diluted computation                         $1,595,044    $  918,474    $1,412,190
                                                         ==========    ==========    ==========

Weighted average shares - denominator basic computation   4,510,375     4,165,042     3,292,292
Effect of dilutive securities:
Warrants                                                     85,987       337,698        47,297
Stock options                                               247,886       296,019       200,147
Contingent stock - acquisition                               65,652           ---           ---
Convertible note                                          1,699,494     1,762,066     1,753,581
                                                          ---------     ---------     ---------
Weighted average shares, as adjusted - denominator        6,609,394     6,560,825     5,293,317
                                                          =========     =========     =========
Earnings per share:
   Basic                                                    $.32            $.18         $.40
                                                            ====            ====         ====
   Diluted                                                  $.24            $.14         $.27
                                                            ====            ====         ====

     In addition to the dilutive stock options and warrants included in the reconciliation above, neither the 1995 publicly offered warrants exercis-able at $5.00 per share nor underwriter warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable at $6.60 per share and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share have been included since they were anti-dilutive.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approxi-mate their fair values. The credit risk associated with cash and cash equivalents is considered low due to the high quality of the financial institutions in which the assets are invested.

Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised as follows:

                                                DECEMBER 31,    DECEMBER 31,
                                                    1997            1996
                                                ------------    ------------
      United Kingdom VAT tax receivable          $ 283,106        $ 182,508
      Other                                        291,144          253,850
                                                 ---------        ---------
                                                 $ 574,250        $ 436,358
                                                 =========        =========

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised as follows:

                                             DECEMBER 31,      DECEMBER 31,
                                                 1997             1996
                                             ------------      ------------
      United Kingdom VAT tax payable          $  342,112       $  299,431
      Accrued compensation                       563,728          275,941
      Other                                      840,086          359,855
                                              ----------       ----------
                                              $1,745,926       $  935,227
                                              ==========       ==========

Estimated Fair Value of Financial Instruments

     The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, or in the case of debt because such instruments bear variable interest rates which approximate market.

New Pronouncements

     The Company will adopt the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company does not believe that adoption of FAS 130 will have a material effect on its financial statements. The Company will also adopt the provisions of Financial Accounting Standards Board Statement No. 131, " Disclosures About Segments of an Enterprise and Related Information" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource alloca-tion and performance evaluation. The Company does not believe that adoption of FAS 131 will significantly change its segment reporting disclosures.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                           TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997

NOTE 2--LONG-TERM DEBT

     On February 8, 1996, the Company refinanced its term loan by entering into three loan agreements with a Florida bank. One credit facility was a $2,000,000 line of credit due on demand secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bore interest at the bank's prime rate plus 1.25%. In conjunction with the Company's acquisition of Lytton on July 31, 1997, this line of credit was modified and increased to $2,500,000 with the interest rate reduced to prime plus .75% and various other modifications. The line was fully drawn down in connection with this acquisition with $2,500,000 remaining out-standing, with interest due at 9.25%, until the line was refinanced in December 1997.

     The $2,500,000 line of credit agreement was refinanced and replaced effective December 29, 1997 with a five-year $1,500,000 commercial term loan and a $1,600,000 commercial revolving line of credit. The $1,600,000 line of credit had an outstanding balance of $1,000,000 at December 31, 1997. This line matures May 1, 2000 and has monthly payments of interest at prime.
Both credit facilities are collateralized by the corporate assets of Techdyne. The new commercial term loan with an outstanding balance of $1,500,000 at December 31, 1997, matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage the Company's exposure to interest rates by effectively converting a variable rate obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%. Early termination of the swap agreement, either through prepayment or default on the term loan, may result in a cost or a benefit to the Company. The December 29, 1997 refinancing repre-sents a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95).

     The bank also extended two commercial term loans to the Company in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $663,000 at December 31, 1997 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot. Under this term loan the Company was obligated to adhere to a variety of affirmative and negative covenants.

     The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $127,000 at December 31, 1997 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Parent has unconditionally guaranteed the payment and performance by the Company of the revolving loan and the three commercial term loans and has subordinated the Company's intercompany indebtedness to the Parent to the bank's position.

     There are cross defaults between the revolving line and term loans exclusive of the $200,000 term loan.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matures August 1, 1998. The interest rate on this loan was 9% as of December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable over four years through August 1, 2002 with the same interest rate as the installment loan. There was no outstanding balance on this loan as of December 31, 1997. All of these bank loans are secured by the business assets of Lytton.

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997

NOTE 2--LONG-TERM DEBT--(Continued)

Long-term debt is as follows:

                                                                      DECEMBER 31,
                                                             ----------------------------
                                                                 1997            1996
                                                             -----------      -----------
Term loan secured by real property of Parent with a
   carrying value of $1,005,000 at December 31, 1997.
   Monthly payments of principal principal and               $  662,533       $  690,894
   interest as described above.

Term loan secured by tangible personal property, goods
   and equipment with a carrying value of $4,223,000
   at December 31, 1997. Monthly payments of principal
   and interest as described above.                             126,764          166,764

Commercial term loan secured by corporate assets of the
   Company with a carrying value of approximately
   $14,449,000 at December 31, 1997. Monthly payments
   of principal and interest as described above.              1,500,000

Three year revolving line of credit agreement maturing
   May 1, 2000.  Secured by corporate assets of the
   Company with a carrying value of approximately
   $14,449,000 at December 31, 1997. Monthly payments
   of interest as described above.                            1,000,000

Mortgage note secured by land and building with a net
   book value of $865,000 at December 31, 1997. Quarterly
   payments of approximately $20,000 based on exchange
   rates at December 31, 1997 for 15 years commencing
   October 1994 including interest at 2% above bank
   base rate.                                                   569,431          622,214

Installment loan requiring monthly payments of $16,667
   plus interest at 9%.  The loan is secured by all
   business assets of Lytton with a carrying value of
   approximately $7,041,000 at December 31, 1997.
   Monthly payments of principal and interest as
   described above.                                             933,333

Equipment loan requiring monthly payments of $4,298
   including interest at 5.5% and maturing in April
   2002.  The loan is secured by equipment of Lytton
   with a carrying value of approximately $614,000
   at December 31, 1997.                                        198,455

Equipment financing obligations requiring combined
   monthly payments of $19,467 as of December 31, 1997
   as described below, including interest at rates
   ranging from 8.55% to 10.09% and secured by the
   related assets of Lytton with a carrying value of
   approximately $532,000 at December 31, 1997.                 390,033

Other                                                           147,607          164,428
                                                             ----------       ----------
                                                             $5,528,146       $1,644,300
Less current portion                                            909,080          259,731
                                                             ----------       ----------
                                                             $4,619,066       $1,384,569
                                                             ==========       ==========

     The prime rate was 8.5% as of December 31, 1997 and 8.25% as of December 31, 1996.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999. The present value of annual future minimum payments required under these financing obligations is included in the schedule of long-term debt above. Financing under these agreements is a noncash financing activity which is a supplemental disclosure required by FAS 95.

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997

NOTE 2--LONG-TERM DEBT--(Continued)

     Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $330,000 at December 31, 1997. This line of credit operates as an overdraft facility and is secured by assets of Techdyne (Scotland) with a carrying value of approximately $4,992,000 at December 31, 1997, and is guaranteed by Techdyne. No amounts were outstanding under this line of credit as of December 31, 1997.

     Scheduled maturities of long-term debt outstanding at December 31, 1997 are: 1998--$909,000; 1999--$760,000; 2000--$1,791,000; 2001--$1,176,000;
2002--$490,000; thereafter--$402,000. Interest payments on all of the above debt amounted to approximately $270,000, $136,000 and $155,000 in 1997, 1996 and 1995, respectively.

     The Company's line of credit and term loan contain certain restrictive covenants that, among other things, restrict the payment of dividends, re-strict additional indebtedness, and require maintenance of certain financial ratios.

NOTE 3--INCOME TAXES

     Subsequent to the completion of the Company's public offering on October 2, 1995, the Company files separate federal and state income tax returns from its Parent, with its income tax liability reflected on a separate return basis.

     The Company has a net operating loss carryforward of approximately $3,805,000 at December 31, 1997 and $4,906,000 at December 31, 1996,
expiring between 2003 and 2010. Subsequent to completion of the Company's public offering, the Company's net operating losses can only be used to offset its taxable consolidated domestic income and cannot be utilized in the consolidated federal and state income tax returns of the Parent as was done previously. The Company's new subsidiary Lytton, will be included in the Company's consolidated federal tax return effective August 1, 1997 with the Company's net operating loss carryforwards able to be utilized to offset any income taxable for federal tax return purposes generated by this sub-sidiary.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance of $850,465 at December 31, 1997 and $1,798,000 at December 31, 1996, has been recognized to offset the deferred tax assets. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           December 31,
                                                    ------------------------
                                                       1997           1996
                                                    ---------       --------

   Deferred tax liabilities:
      Depreciation                                   $399,000      $146,000
      Accelerated capital allowances
         (Scotland)                                    99,003       102,603
      Other                                             9,000        27,000
                                                   ----------     ---------
          Total deferred tax liability                507,003       275,603
   Deferred tax assets:
      Inventory Obsolescence                          212,023        47,000
      Cost capitalized in ending inventory             63,000        32,000
      Accrued expenses                                 85,000        13,000
      Other                                            69,000        33,000
                                                   ----------     ---------
         Sub-total                                    429,023       125,000
   Net operating loss carryforward                  1,432,000     1,846,000
                                                   ----------     ---------
             Total deferred tax asset               1,861,023     1,971,000
   Valuation allowance for deferred tax assset       (850,465)   (1,798,000)
                                                   ----------     ---------
      Net deferred tax asset                        1,010,558       173,000
                                                   ----------     ---------
      Net deferred tax liability                   $  503,555    $ (102,603)
                                                    =========     =========

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997

NOTE 3--INCOME TAXES--(Continued)

Deferred taxes in the accompanying balance sheets consist of the following components:

                                                         DECEMBER 31,
                                                     1997             1996
                                                    -------         --------

      Current deferred tax asset                  $1,010,558       $ 125,000

      Long-term deferred tax asset                        --          48,000
      Long-term deferred tax liability              (507,003)       (275,603)
                                                  ----------       ---------
      Net long-term deferred tax liability          (507,003)       (227,603)

      Net deferred tax asset (liability)          $  503,555       $(102,603)
                                                  ==========       =========

For financial reporting purposes, income before income taxes includes the following components:

                                               Year Ended December 31,
                                        ------------------------------------
                                          1997          1996         1995
                                        ----------   -----------  ----------
   United States                        $1,150,804   $  227,813   $  340,495
   Foreign                                (289,556)     782,641    1,506,389
                                        ----------   ----------   ----------
                                        $  861,248   $1,010,454   $1,846,884
                                        ==========   ==========   ==========

Significant components of the provision (benefit) for income taxes are as follows:

                                               Year Ended December 31,
                                        ------------------------------------
                                           1997         1996         1995
                                        ----------   -----------  ----------

Current:
   Federal                              $  34,148    $   5,000     $  21,600
   Foreign                                (95,864)     259,270       493,286
   State                                    1,000           --            --
                                        ---------    ---------     ---------
                                          (60,716)     264,270       514,886
Deferred:
   Federal                               (503,555)          --            --
   Foreign                                     --        3,476        16,680
                                        ---------    ---------     ---------
                                        $(564,271)   $ 267,746     $ 531,566
                                        =========    =========     =========

Techdyne (Scotland) files separate income tax returns in the United Kingdom.

     The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense (benefit) is:

                                                 Year Ended December 31,
                                         -----------------------------------
                                            1997         1996         1995
                                         ----------   -----------  ---------
Statutory tax rate (34%)
  applied to income before
  income taxes                           $ 292,824    $ 343,554    $ 627,941
Increases (reduction) in taxes
  resulting from:
   State income taxes-net of
    federal income tax effect               31,263          ---          ---
   Benefit from net operating
    losses                                (893,000)     (73,000)     (94,000)
   Non deductible items                     20,593          ---          ---
Other                                      (15,951)      (2,808)      (2,375)
                                         ---------     --------     --------
                                         $(564,271)    $267,746     $531,566
                                         =========     ========     ========

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997

NOTE 3--INCOME TAXES--(Continued)

     Undistributed earnings of the Company's foreign subsidiary amounted to approximately $2,736,000 December 31, 1997 and $2,930,000 at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $137,000 and $147,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1997 and December 31, 1996, respectively.

     Income tax payments were approximately $269,000, $487,000, and $272,000, in 1997, 1996 and 1995, respectfully.

NOTE 4--TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs have been charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a 2 year service agreement for $408,000 per year. The amount of expenses allocated by the Parent and those covered under the service agreement effective October 1, 1996 totaled $408,000 in 1997, 1996 and 1995.

     The advances from Parent were made under a demand convertible promissory note and bear interest at 5.7%. The balance of the note including accrued interest, which amounted to $2,292,000 at December 31, 1997, may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. The Parent converted $350,000 of this note into 200,000 shares of the Company's common stock in June 1996, increasing its ownership interest in the Company at that time from 62.5% to 64.3%. As a result of the Lytton Acquisition, the Parent's ownership was diluted to 58.9%. In November 1997, the Parent converted $875,000 of this note into 500,000 shares of the Company's common stock increasing its ownership interest to 62.9%. Advances from the Parent on the balance sheet includes the convertible note balance and an advance payable to the Parent of approximately $15,000 at December 31, 1997 and an advance receivable from the Parent of approximately $540,000 at December
31, 1996 with interest at 5.7%. Interest on the net advances amounted to $152,000, $140,000 and $228,000, in 1997, 1996 and 1995, respectively, and is included in the net balance due the Parent.

     The Company has deferred the gain on the sale of real property to its Parent of approximately $161,000. The premises are leased from the Parent under a 5-year net lease expiring March 31, 2000 at an annual rental of $94,000 plus applicable taxes.

     The Parent has agreed not to require repayment of the intercompany advances prior to January 1, 1999 and, therefore, the advances have been classified as long-term at December 31, 1997.

     The Company manufactures certain products for the Parent. Sales of the products were $214,000, $278,000 and $219,000 in 1997, 1996 and 1995, respectively.

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997

NOTE 5--RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1997, 1996 and 1995, respectively, the Company paid premiums of approximately $325,000, $312,000 and $317,000, for insurance through a director and stockholder, and the relative of a director and stockholder.

     For the years ended December 31, 1997, 1996 and 1995, respectively, legal fees of $53,000, $32,000 and $90,000, were paid to an officer of the Parent who acts as general counsel for the Company and the Parent.

     Lytton has a deferred compensation agreement with its President. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the period ending December 31, 1997, a total of $33,357 was paid under this agreement.

NOTE 6--COMMITMENTS AND CONTINGENCIES

Commitments

     Lytton leases its operating facilities from an entity, which is owned by the former owner and the president of Lytton. The operating lease, which expires July 31, 2002, requires monthly lease payments of approximately $17,900 for the first year, adjusted in subsequent years for the Consumer Price Index, and contains renewal options for a period of five to ten years at the then fair market rental value. The Company leases several facilities including that of Lytton and those under lease from its Parent which expire at various dates through 2002 with renewal options for a period of five years and the then fair market rental value. The Company's aggregate lease commitments at December 31, 1997, are approximately: 1998--$632,000, 1999--$625,000, 2000--$534,000, 2001--$481,000 and 2002--$237,000. Total
rent expense was approximately $656,000, $491,000 and $483,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The discretionary profit sharing and matching expense since the Company acquired Lytton on July 31, 1997 through December 31,
1997 amounted to approximately $16,000.

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

NOTE 7--STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as is discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997

NOTE 7--STOCK OPTIONS--(Continued)

     In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options of which there are 171,600 outstanding as of December 31, 1997, to certain of its officers, directors and employees. These options are exercisable for a period of five years at $1 per share.

     On February 27, 1995 the Company granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. These options vested immediately and may be exercised for cash or subject to board ap-proval, in part by cash, (minimum par value for the shares purchased) and the balance by a three-year recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until default, if any, on the note. In April 1995, the Company granted a non-qualified stock option for 10,000 shares which vested immediately, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

     In June 1997, the Company adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercis-able for five years through June 22, 2002 at $3.25 per share, the closing price of the common stock on the grant date.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options issued during 1997 and 1995, respectively: risk-free interest rate of 5.59% and 6.75%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .60% and .56%; and an expected life of the options of 2.5 years for the options issued during 1997 and 2.5 years for the options issued during 1995.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restric-tions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options and because changes in the subjective input assumptions can materi-ally affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Since the options vested immediately, the Company's pro forma disclosure recog-nizes expense upon issuance of the options which would have no effect on 1996 net income. The Company's pro forma information for the options issued in 1997 and 1995 is as follows:

                                                 1997               1995
                                                 ----               ----
     Pro forma net income                      $927,000          $1,250,000
                                               ========          ==========
     Pro forma earnings per share:
        Basic                                    $.21               $.38
                                                 ====               ====
        Diluted                                  $.17               $.25
                                                 ====               ====

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997

NOTE 7--STOCK OPTIONS--(Continued)

        A summary of the Company's stock option activity, for the years ended December 31, follows:

                                   1997                          1996                   1995
                                   ----                          ----                   ----
                                         WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                               OPTIONS    EXERCISE PRICE    OPTIONS   EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                               -------   ----------------   -------   ----------------  -------    ----------------

Outstanding-beginning
  of year                      326,500                      378,400                     227,500
Granted                        375,000         3.25                                     152,500          1.75
Exercised                         (300)        1.00         (50,700)        1.00           (400)         1.00
Expired                         (2,100)        1.00          (1,200)        1.00         (1,200)         1.00
                              --------                     --------                    --------
Outstanding-end of year:       699,100                      326,500                     378,400
                               =======                     ========                    ========
Outstanding and exercisable
  at end of year:
May 1994 options               171,600         1.00         174,000         1.00        150,900          1.00
February and April 1995        152,500         1.75         152,500         1.75        227,500          1.75
options
June 1997 options              375,000         3.25
                               -------                     --------                    --------
                               699,100                      326,500                     378,400
                               =======                     ========                    ========
Weighted-average fair value
   of options granted during
   the year                      $1.33                                                    $.69
                                 =====                                                    ====

     The remaining contractual life for the 1994 options is 1.39 years, the 1995 options is 2.2 years and the 1997 options is 4.47 years at December 31, 1997.

NOTE 8--COMMON STOCK

     The Company completed a public offering of common stock and warrants on October 2, 1995 providing it with net proceeds of approximately $3,321,000. Pursuant to the offering, 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants were issued. The warrants provide for the purchase of one common share, each with an exercise price of $5.00 exercisable from September 13, 1995 through September 12, 1998. During 1997, approximately 41,000 warrants were exercised resulting in proceeds of approximately $194,000, net of commissions. The underwriter received warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable from September 13, 1996 through September 12, 2000 at $6.60 per share of common stock and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share.

     The Parent may convert the balance of the convertible promissory note from the Company at December 31, 1997 of approximately $2,292,000, including accrued interest, at $1.75 per common share, which would increase the Parent's ownership to 70.4%.

     The Company has 3,168,182 shares reserved for future issuance at December 31, 1997.

NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes certain quarterly operating data:

                           YEAR ENDED DECEMBER 31, 1997             YEAR ENDED DECEMBER 31, 1996
                       -------------------------------------   --------------------------------------
                       MARCH 31  JUNE 30   SEPT. 30  DEC. 31   MARCH 31  JUNE 30   SEPT. 30   DEC. 31
                       --------  -------   --------  -------   --------  -------   --------   -------
                                               (In thousands except per share data)
Net Sales               $6,343    $6,642   $8,978    $11,056    $6,768    $6,147   $5,263     $5,938
Gross profit               988       990    1,080     1,244      1,035       877      769        687
Net income                 335       270      175       646        390       129      181         43
Earning per share:
   Basic                 $.08      $.06      $.04      $.13      $.10      $.03      $.04       $.01
   Diluted               $.06      $.05      $.03      $.10      $.07      $.03      $.03       $.01

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997


NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.
The Company's 1995 securities offering resulted in 1,000,000 additional shares outstanding commencing in the fourth quarter of 1995, which shares were included on a pro rata basis in the weighted average shares for 1995.

     The Company recorded a deferred tax credit of approximately $500,000 in the fourth quarter of 1997 and a loss relating to inventory valuation and obsolescence of $187,000 in the fourth quarter of 1995.

NOTE 10--ACQUISITION

     On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of the Company's common stock which have been registered for the seller. The Company has guaranteed that the seller will realize a minimum of $2,000,000 from the sale of these shares of common stock. The difference of $968,750 between the fair value of the common stock at the date of acquisi-tion and the guaranteed value has been considered as part of the cost of the acquisition and is reflected as paid-in capital.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operation of Lytton have been included in the accompanying consolidated condensed statement of income since August 1, 1997. The total purchase price in excess of the fair value of net assets acquired will be amortized over 25 years.

     The net purchase price was allocated as follows:

               Working capital, other than cash    $  1,398,588
               Property, plant and equipment          1,959,751
               Other assets                               3,000
               Goodwill                               2,230,103
               Other liabilities                     (1,335,432)
                                                   ------------
                                                   $  4,256,010
                                                   ============

               Net cash portion ofpurchase price   $  2,166,010
               Estimated costs of acquisition            90,000
               Common stock issued                    2,000,000
                                                   ------------
                                                   $  4,256,010
                                                   ============

     In addition, additional contingent consideration may be due if Lytton reaches pre-defined earning and sales levels over the next three years. When the contingency is resolved and if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life.

     The following pro forma consolidated condensed financial information reflects the Lytton acquisition as if it had occurred on January 1, 1996. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the sale occurred as of January 1, 1996 and may not be indicative of operating results for any future periods.

                            TECHDYNE, INC. AND SUBSIDIARIES

                                   DECEMBER 31, 1997

NOTE 10--ACQUISITION--(Continued)

                        SUMMARY PRO FORMA INFORMATION
                                                        Year Ended
                                                        December 31,
                                              -----------------------------
                                                  1997              1996
                                                  ----              ----
     Total revenues                           $43,867,000       $40,533,000
                                              ===========       ===========

     Net income                              $  1,840,000      $  1,110,000
                                             ============      ============
     Earnings per share:
        Basic                                     $.39              $.25
                                                  ====              ====
        Diluted                                   $.30              $.19
                                                  ====              ====

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

       4(i) Form of Common Stock Certificate (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(a)). *

       (ii) Form of Redeemable Common Stock Purchase Warrant (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(b)). *

      (iii) Form of Underwriter's Warrant (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(c)). *

       (iv) Form of Warrant Agreement between the Company, Continental Stock Transfer & Trust Co., and Joseph Dillon & Co., Inc. (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(d)). *

        (v) 1994 Stock Option Plan of the Company (incorporated by reference to Medicore, Inc.'s(1) Annual Report on Form 10-K for the year ended December 31, 1994 ("Medicore's 1994 Form 10-K"), Part IV, Item 14 (a) 3 (10)(lxv)). *

       (vi) Form of Stock Option Certificate under 1994 Stock Option Plan (incorporated by reference to Medicore's(1)1994 Form 10-K, Part IV, Item 14 (a) 3 (10)(lxvi)). *

      (vii) Form of 1995 Non-Qualified Stock Option (incorporated by reference to Medicore's(1) 1994 Form 10-K, Part IV, Item 14
             (a) 3 (10)(lxvii)). *

     (viii) Form of 1997 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 1997 ("June 24, 1997 Form 8-K"), Item 7(c)(4)(i)). *

       (ix) Form of 1997 Incentive Stock Option (incorporated by reference to the Company's June 24, 1997 Form 8-K, Item 7(c)(4)(ii)). *

        (x) Form of 1997 Non-Qualified Stock Option (incorporated by reference to the Company's June 24, 1997 Form 8-K, Item 7(c)(4)(iii)). *

    (10)(i) Lease Agreement between the Company and Medicore, Inc.(1) dated July 17, 1990.

       (ii) Lease Renewal Letter from the Company to Medicore, Inc.(1) dated December 19, 1994 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10(b)). *

      (iii) Form of Exclusive Sales Representative Agreement (incorporated by reference to Medicore, Inc.'s(1) 1994 Form 10-K, Part IV,
             Item 14 (a) 3 (10)(lxiv)). *

       (iv) Employment Agreement between the Company and Barry Pardon dated March 13, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; Part IV, Item 14(a)(10)(viii).*

        (v) Employment Agreement between Techdyne (Scotland) Ltd.(3) and John Clark Grieve dated March 11, 1988.

       (vi) Guarantee of Techdyne (Scotland) Ltd.(3) Line of Credit with Royal Bank of Scotland Plc dated March 3, 1989.

      (vii) Mortgage by Techdyne (Scotland) Ltd.(3) to the Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to Medicore, Inc.'s(1) Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("Medicore June, 1994 Form 10-Q"),
             Part II, Item 6(a)(28)(vi)). *

     (viii) Agreement ("Missives") between Techdyne (Scotland) Ltd.(3) and Livingston Development Corporation regarding Purchase by Techdyne (Scotland) Ltd.(3) of its Facility dated June 15, 1994 (incorporated by reference to Medicore June, 1994 Form 10-Q, Part II, Item 6(a)(28)(vii)). *

       (ix) Promissory Note to Medicore, Inc.(1) dated April 10, 1995 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10 (a)(a)). *

        (x) Loan and Security Agreement between the Company and Barnett Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 1996 ("February 1996 Form 8-K"), Item 7(c)(99)(i)). *

       (xi) Loan Agreement for $712,500 between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(v)). *

      (xii) Promissory Note for $712,500 from the Company to Barnett Bank, dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(vi)).*

     (xiii) Mortgage and Security Agreement between Medicore, Inc.(1) and Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(vii)). *

      (xiv) Assignment of Leases, Rents and Profits by Medicore, Inc.(1) in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(viii)). *

       (xv) Promissory Note for $200,000 from the Company to Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(ix)).*

      (xvi) Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(x)).*

     (xvii) Service Agreement between the Company and Medicore, Inc.(1) dated October 25, 1996 (incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-15371, Part II, Item 16, Exhibit 10(a)).*

    (xviii) First Amendment to Loan and Security Agreement, Loan Agreement and Security Agreement between the Company and Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997 ("August 12, 1997 Form 8-K"), Item 7(c)(99)(i)).*

      (xix) Revolving Demand Promissory Note from the Company to Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's August 12, 1997 Form 8-K, Item 7(c)(99)(ii)).*

       (xx) Unconditional and Continuing Guaranty of Payments and Per-formance by Medicore, Inc.(1) in favor of Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's August 12, 1997 Form 8-K, Item 7(c)(99)(iii)).*

      (xxi) Subordination Agreement among the Company, Barnett Bank, N.A. and Medicore, Inc.(1) dated July 31, 1997 (incorporated by reference to the Company's August 12, 1997 Form 8-K, Item 7(c)(99)(iv)).*

     (xxii) Second Amendment to Loan and Security Agreement between the Company and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's Form 8-K dated January 20, 1998 ("January, 1998 Form 8-K"), Item 7(c)(99)(i)).*

    (xxiii) Revolving Promissory Note form the Company to Barnett Bank, N.A. for $1,600,000 dated as of December 29, 1997 (incor-porated by reference to the Company's January, 1998 Form 8-K,
             Item 7(c)(99)(ii)).*

     (xxiv) Unconditional and Continuing Guaranty of Payment and Per-formance(3) by Medicore, Inc.(1) in favor of Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(iii)).*

      (xxv) Subordination Agreements(4) among the Company, Barnett Bank, N.A. and Medicore, Inc.(1) (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(iv)).*

     (xxvi) Loan Agreement for $1,500,000 between the Company and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(v)).*

    (xxvii) Promissory Note from the Company to Barnett Bank, N.A. for $1,500,000 dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(vi)).*

   (xxviii) Commercial Security Agreement between the Company and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(vii)).*

     (xxix) International Swap Dealers Association, Inc. Master Agreement between the Company and Barnett Bank, N.A. dated as of December 22, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(viii)).*

      (xxx) Lease Agreement between the Company and Route 495 Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter of 1997, Item 6(a), Part II(10)).*

     (xxxi) Lease Agreement between the Company and PruCrow Industrial Properties, L.P. dated April 30, 1997 (incorporated by ref-erence to the Company's Current Report on Form 8-K dated June 4, 1997 ("June, 1997 Form 8-K"), Item 7(c)(10)(i)).*

    (xxxii) Lease Agreement between the Company and EGP Houston Partners Ltd. dated April 29, 1997 (incorporated by reference to the Company's June, 1997 Form 8-K, Item 7(c)(10)(ii)).*

   (xxxiii) Stock Purchase Agreement between Patricia A. Crossley, Lytton Incorporated(2) and the Company dated July 31, 1997 (incor-porated by reference to the Company's August 12, 1997 Form 8-K,
             Item 7(c)(2)(i)).*

       (21)  Subsidiaries of the registrant.

       (23)  Consents of experts and counsel.

             (i)  Consent of Independent Certified Public Accountant.

       (27)  Financial Data Schedule (for SEC use only).

----------

* Documents incorporated by reference not included in Exhibit Volume.