Form 10-Q
period 1998-03-31
TECHDYNE INC
filed 1998-05-12
CIK 764039

FORM 10--Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number 0-14659
                       -------

                              TECHDYNE, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Florida                              59-1709103
---------------------------------------------      ------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
or organization)                                   Identification No.)

2230 West 77th Street, Hialeah, Florida                   33016
---------------------------------------                 ----------
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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,135,167 shares as of April 30,
1998.

                   TECHDYNE, INC. AND SUBSIDIARIES
                   -------------------------------

                              INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months ended March 31, 1998 and March 31, 1997 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

       1) Consolidated Condensed Statements of Income for the three months ended March 31, 1998 and March 31, 1997.

       2) Consolidated Condensed Balance Sheets as of March 31, 1998 and December 31, 1997.

       3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1998 and March 31, 1997.

       4) Notes to Consolidated Condensed Financial Statements as of March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition
------  -----------------------------------------------------------
        and Results of Operations
        -------------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                  PART I  --  FINANCIAL INFORMATION
                  ---------------------------------

Item 1. Financial Statements
------  --------------------

                   TECHDYNE, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (UNAUDITED)


                                           Three Months Ended
                                                March 31,
                                        ---------------------------
                                           1998             1997
                                           ----             ----
Revenues:
   Sales                                $11,872,021     $ 6,342,775
   Interest and other income                 30,717          40,332
                                        -----------     -----------
                                         11,902,738       6,383,107

Cost and expenses:
   Cost of goods sold                    10,161,399       5,354,842
   Selling, general and
      administrative expenses             1,026,269         670,477
   Interest expense                         165,511          69,980
                                        -----------     -----------
                                         11,353,179       6,095,299
                                        ===========     ===========

Income before income taxes                  549,559         287,808

Income tax provision (benefit)               39,592         (47,514)
                                        -----------     -----------

   Net income                           $   509,967     $   335,322
                                        ===========     ===========

Earnings per share:
   Basic                                    $.10            $.08
                                            ====            ====
   Diluted                                  $.08            $.06
                                            ====            ====

See notes to consolidated condensed financial statements.

                   TECHDYNE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS


                                                March 31,  December 31,
                                                  1998       1997(A)
                                                  ----       -------
                                               (Unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                   $ 1,880,693  $ 1,451,564
  Accounts receivable, less allowances of
    $53,000 at March 31, 1998
    and $54,000 at December 31, 1997            6,649,620    5,707,471
  Inventories, less allowances for
    obsolescence of $272,000 at March 31,
    1998 and $223,000 at December 31, 1997      7,821,678    8,325,309
  Prepaid expenses and other current assets       524,723      574,250
  Deferred tax asset                            1,010,558    1,010,558
                                              -----------  -----------
          Total current assets                 17,887,272   17,069,152

Property and Equipment:
  Land and improvements                           200,400      198,000
  Buildings and building improvements             773,838      764,571
  Machinery and equipment                       6,283,987    6,176,733
  Tools and dies                                  844,844      844,132
  Leasehold improvements                          242,759      241,934
                                              -----------  -----------
                                                8,345,828    8,225,370
  Less accumulated depreciation                 3,235,954    2,984,825
                                              -----------  -----------
                                                5,109,874    5,240,545
Deferred expenses and other assets                 74,669       79,707
Costs in excess of net tangible assets
  acquired, less accumulated amortization
  of $109,000 at March 31, 1998 and
  $85,000 at December 31, 1997                  2,366,167    2,235,743
                                              -----------  -----------
                                              $25,437,982  $24,625,147
                                              ===========  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term bank borrowings                  $   555,273  $   548,698
  Accounts payable                              4,355,832    4,214,639
  Accrued expenses                              1,897,548    1,745,926
  Current portion of long-term debt               908,793      909,080
  Income taxes payable                            112,059      103,559
                                              -----------  -----------
          Total current liabilities             7,829,505    7,521,902
Deferred gain on sale of real estate              161,047      161,047
Deferred income taxes                             508,203      507,003
Long-term debt, less current portion            4,408,895    4,619,066
Advances from parent                            2,477,718    2,307,221

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
    authorized 10,000,000 shares; issued
    and outstanding 5,135,167 shares               51,351       51,351
  Capital in excess of par value               10,612,691   10,612,691
  Deficit                                        (595,681)  (1,105,648)
  Accumulated other comprehensive income-
    foreign currency translation adjustments      (15,747)     (49,486)
                                              -----------  -----------
          Total stockholders' equity           10,052,614    9,508,908
                                              -----------  -----------
                                              $25,437,982  $24,625,147
                                              ===========  ===========

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission in March 1998.

See notes to consolidated condensed financial statements.

                   TECHDYNE, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                Three Months Ended
                                                      March 31,
                                              ------------------------
                                                  1998         1997
                                                  ----         ----
Operating activities:
  Net income                                  $   509,967  $   335,322
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
   Depreciation                                   241,483       92,128
   Amortization                                    26,257        4,058
   Provision for inventory obsolescence            79,271       20,881
   Bad debt expense                                   552
   Deferred income taxes                                           978
   Increase (decrease) relating to
       operating activities from:
     Accounts receivable                         (931,878)    (954,302)
     Inventories                                  438,442     (659,414)
     Prepaid expenses and other
         current assets                            53,062       77,828
     Accounts payable                             136,025      276,028
     Accrued expenses                              (7,348)    (107,153)
     Income taxes payable                           8,500      (48,258)
                                              -----------  -----------
          Net cash provided by (used in)
           operating activities                   554,333     (961,904)

Investing activities:
  Additions to property and equipment,
     net of minor disposals                       (93,262)    (149,880)
  Deferred expenses and other assets                2,261       57,036
                                              -----------  -----------
          Net cash used in investing
           Activities                             (91,001)     (92,844)


Financing activities:
  Short-term line of credit borrowings              6,575
  Payments on long-term debt                     (217,278)     (30,709)
  Exercise of stock options and warrants                       130,925
  Increase (decrease) in advances
     from parent                                  170,497      200,544
  Deferred financing costs                            169      (13,502)
                                              -----------  -----------
          Net cash (used in) provided by
           financing activities                   (40,037)     287,258
Effect of exchange rate fluctuations
  on cash                                           5,834     (101,747)
                                              -----------  -----------
Increase (decrease) in cash and cash
  Equivalents                                     429,129     (869,237)
Cash and cash equivalents at beginning
  of year                                       1,451,564    3,954,047
                                              -----------  -----------
Cash and cash equivalents at end of
  Period                                      $ 1,880,693  $ 3,084,810
                                              ===========  ===========


See notes to consolidated condensed financial statements.

                   TECHDYNE, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          March 31, 1998
                            (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 62.9% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

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

Inventories

     Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of following:

                                              March 31,   December 31,
                                                1998          1997
                                            -----------   -----------
     Finished goods                         $   706,719   $   554,903
     Work in process                          1,534,819     1,772,724
     Raw materials and supplies               5,580,140     5,997,682
                                            -----------   -----------
                                            $ 7,821,678   $ 8,325,309
                                            ===========   ===========

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised as follows:

                                              March 31,   December 31,
                                                1998          1997
                                            -----------   -----------
     United Kingdom VAT tax receivable      $   146,911   $   283,106
     Other                                      377,812       291,144
                                            -----------   -----------
                                            $   524,723   $   574,250
                                            ===========   ===========

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised as follows:

                                              March 31,   December 31,
                                                1998          1997
                                            -----------   -----------
     United Kingdom VAT tax payable         $   302,612   $   342,112
     Accrued compensation                       629,173       563,728
     Other                                      965,763       840,086
                                            -----------   -----------
                                            $ 1,897,548   $ 1,745,926
                                            ===========   ===========

                   TECHDYNE, INC. AND SUBSIDIARIES

                          March 31, 1998
                            (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share," which was adopted on December 31, 1997 requiring a change in the method previously used to compute earnings per share and restatement of all prior periods. The new requirements for calculating basic earnings per share exclude the dilutive effect of stock options and warrants. Earnings per share under the diluted compu-tation required under FAS 128 includes the dilutive effect of stock options and warrants using the treasury stock method and average market price, shares assumed to be converted on the conversion of the con-vertible promissory note to the Company's Parent with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted, and contingent shares for the stock price guarantee for the acquisition of Lytton.

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                 Three Months Ended
                                                      March 31,
                                             -------------------------
                                                 1998          1997
                                                 ----          ----
Net income - numerator basic computation $ 509,967 $ 335,322 Effect of dilutive securities:
Interest adjustment on convertible note           32,897        43,019
                                             -----------   -----------
Net income, as adjusted for
   assumed conversion-
   numerator diluted computation             $   542,864   $   378,341
                                             ===========   ===========

Weighted average shares - denominator
   basic computation                           5,135,167     4,298,315
Effect of dilutive securities:
Warrants                                                       255,859
Stock options                                    328,908       258,862
Contingent stock - acquisition                   256,845
Convertible note                               1,319,177     1,725,067
                                             -----------   -----------
Weighted average shares, as
   adjusted - denominator                      7,040,097     6,538,103
                                             ===========   ===========

Earnings per share:
   Basic                                         $.10           $.08
                                                 ====           ====
   Diluted                                       $.08           $.06
                                                 ====           ====

     In addition to the dilutive stock options and warrants included in the reconciliation above, neither the 1995 publicly offered warrants exercisable at $5.00 per share nor underwriter warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable at $6.60 per share and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share have been included since they were anti-dilutive.

Comprehensive Income

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income"
(FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of FAS 130 has no impact on the Company's net income or stockholders' equity. The only component of other comprehensive income in the Company's balance sheet is foreign currency translation adjustments which even prior to adoption of FAS 130 would have been separately reported in stockholders' equity.

                   TECHDYNE, INC. AND SUBSIDIARIES

                          March 31, 1998
                           (Unaudited)


NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Below is a detail of comprehensive income for the three months ended March 31, 1998 and March 31, 1997:

                                                 Three Months Ended
                                                      March 31,
                                              ------------------------
                                                 1998          1997
                                                 ----          ----
     Net income                               $  509,967    $  335,322
     Other comprehensive income (loss):
     Foreign currency translation                 33,739      (153,193)
                                              ----------    ----------
     Comprehensive income                     $  543,706    $  182,129
                                              ==========    ==========

Segment Reporting

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allo-cation and performance evaluation. FAS 131 also requires that certain segment information be presented in interim financial statements.
Interim information is not required in the first year of implementation; however, in subsequent years in which the first year of implementation is a comparative year, any required interim information for the initial year of implementation must be presented. The Company does not believe that adoption of FAS 131 will significantly change its segment reporting disclosures.

Reclassifications

     Certain reclassifications have been made to the 1997 financial state-ments to conform to the 1998 presentation.

NOTE 2--Interim Adjustments

     The financial summaries for the three months ended March 31, 1998 and March 31, 1997 are unaudited and include, in the opinion of manage-ment of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     While the Company believes that the disclosures presented are ade-quate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunc-tion with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1997.

NOTE 3--Long-term Debt

     The Company's $1,600,000 line of credit effective December 29, 1997 had an outstanding balance of $1,000,000 at March 31, 1998 and at De-cember 31, 1997. This line matures May 1, 2000 and has monthly pay-ments of interest at prime. The new commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $1,425,000 at March 31, 1998 and $1,500,000 at December 31, 1997, matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage the Company's exposure to interest rates by effectively converting a variable rate obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

                   TECHDYNE, INC. AND SUBSIDIARIES

                            March 31, 1998
                              (Unaudited)


NOTE 3--Long-term Debt--(Continued)

     The bank also extended two commercial term loans to the Company in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amor-tization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $655,000 at March 31, 1998 and $663,000 at December 31, 1997 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $117,000 at March 31, 1998 and $127,000 at December 31, 1997 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Parent has unconditionally guaranteed the payment and per-formance by the Company of the revolving loan and the three commercial term loans and has subordinated the Company's intercompany indebtedness to the Parent to the bank's position.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matures August 1, 1998. The interest rate on this loan was 9% at March 31, 1998 and De-cember 31, 1997. The balance outstanding on this loan was approxi-mately $555,000 at March 31, 1998 and $549,000 at December 31, 1997.
Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $833,000 at March 31, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable over four years through August 1, 2002 with the same interest rate as the installment loan. There was no outstanding balance on this loan as of March 31, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 8.5% as of March 31, 1998 and December 31, 1997.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $334,000 at March 31, 1998 and $390,000 at December 31, 1997. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan has a balance of approximately $188,000 at March 31, 1998 and $198,000 at December 31, 1997 and is secured by equipment.

     Techdyne (Scotland) has a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $330,000 at March 31, 1998 and December 31, 1997. This line of credit operates as an overdraft facility, is secured by assets of Techdyne (Scotland) and is guaranteed by Techdyne. No amounts were outstanding under this line of credit as of March 31, 1998 or December 31, 1997. Techdyne (Scotland) has a mort-gage on its facility which had a principal balance with a U.S. dollar equivalency of $569,000 at March 31, 1998 and December 31, 1997.

     Interest payments on long-term debt amounted to approximately $143,000 for the three months ended March 31, 1998 and $36,000 for the same period of the preceding year.

                   TECHDYNE, INC. AND SUBSIDIARIES

                          March 31, 1998
                            (Unaudited)


NOTE 4--Income Taxes

     Subsequent to the completion of the Company's public offering on October 2, 1995, the Company files separate federal and state income tax returns from its Parent, with its income tax liability reflected on a separate return basis.

     Deferred income taxes reflect the net tax effect of temporary dif-ferences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax pur-poses. For financial reporting purposes a valuation allowance of approximately $850,000 has been recognized to offset the deferred tax assets.

     The Company had domestic income tax expense of approximately
$45,000 for the three months ended March 31, 1998 and $9,000 for the same period of the preceding year.

     Techdyne (Scotland) had an income tax benefit of approximately $5,000 for the three months ended March 31, 1998 and $57,000 for the same period of the preceding year.

     Income tax payments for the three months ended March 31, 1998 amounted to $38,000. There were no such payments for the same period of the preceding year.

NOTE 5--Transactions with Parent

     The Parent provides certain administrative services to the Company including providing office space and general accounting assistance. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a two year service agreement for $408,000 per year. The amount of expenses covered under the service agreement totaled $102,000 for the three months ended March 31, 1998 and for the same period of the preceding year.

     The Company's demand convertible promissory note payable to the Parent which bears interest at 5.7% had a balance including accrued interest of approximately $2,325,000 at March 31, 1998 and $2,292,000 at December 31, 1997, and may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. Advances from the Parent on the balance sheet includes the convertible note balance and an advance payable to the Parent of approx-imately $153,000 at March 31, 1998 and $15,000 at December 31, 1997 with interest at 5.7%. Interest on the advances amounted to $34,000 for the three months ended March 31, 1998 and $36,000 for the same period of the preceding year and is included in the net balance due the Parent. The Parent has agreed not to require repayment of the intercompany advances prior to April 1, 1999 and, therefore, the advances have been classified as long-term at March 31, 1998.

     The Company manufactures certain products for the Parent. Sales of the products were $51,000 for the three months ended March 31, 1998 and $52,000 for the same period of the preceding year.

NOTE 6--Commitments and Contingencies

   Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The discretionary profit sharing and matching expense for the three months ended March 31, 1998 amounted to approxi-mately $10,000.

                   TECHDYNE, INC. AND SUBSIDIARIES

                          March 31, 1998
                            (Unaudited)

NOTE 6--Commitments and Contingencies--(Continued)

     Lytton has a deferred compensation agreement with its President. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the three months ended March 31, 1998, a total of $33,357 was paid under this agreement, leaving a balance of approximately $133,000.

     Lytton leases its operating facilities from an entity owned by the President of Lytton and his wife, the former owner. The lease expires July 31, 2002 and requires monthly lease payments of approximately $17,900 the first year, adjusted each year thereafter based upon the Consumer Price Index.

NOTE 7--Stock Options

     In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options of which there are 171,600 out-standing as of March 31, 1998, to certain of its officers, directors and employees. These options are exercisable at $1 per share through May 24, 1999.

     On February 27, 1995 the Company granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiaries for 142,500 shares exercisable at $1.75 per share through February 26, 2000. In April 1996, the Company granted a stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

     In June 1997, the Company adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share.

NOTE 8--Common Stock

     The Company completed a public offering of common stock and warrants on October 2, 1995 providing it with net proceeds of approxi-mately $3,321,000. Pursuant to the offering, 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants were issued. The warrants provide for the purchase of one common share, each with an exercise price of $5.00 exercisable from September 13, 1995 through September 12, 1998. During 1997, approximately 41,000 warrants were exercised resulting in proceeds of approximately $194,000, net of commissions. The underwriter received warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable from September 13, 1996 through September 12, 2000 at $6.60 per share of common stock and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share.

NOTE 9--ACQUISITION

     On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of the Company's common stock which have been registered for the seller. The Company has guaranteed that the seller will realize a minimum of $2,000,000 from the sale of these shares of common stock. The total purchase price in excess of the fair value of net assets acquired which originally amounted to approximately $2,230,000 will be amortized over 25 years. In addition, additional contingent consideration may be due if Lytton achieves pre-defined earning and sales levels. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998 with the Stock Purchase Agreement providing for possible additional sales level incentives over a two year period. As the con-tingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operation of Lytton have been included in the Company's statement of income since August 1, 1997.

                   TECHDYNE, INC. AND SUBSIDIARIES

                           March 31, 1998
                             (Unaudited)

NOTE 9--ACQUISITION--(Continued)

     The following pro forma consolidated condensed financial infor-mation reflects the Lytton acquisition as if it had occurred on January 1, 1997. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1997 and may not be indicative of operating results for any future periods.

                    SUMMARY PRO FORMA INFORMATION

                                     Three Months Ended
                                       March 31, 1997
                                     ------------------
     Total revenues                       $10,991,000
                                          ===========

     Net income                           $   468,000
                                          ===========

     Earnings per share:
       Basic                                 $.11
                                             ====
       Diluted                               $.08
                                             ====

Item 2. Management's Discussion and Analysis of Financial Condition
------  -----------------------------------------------------------
        and Results of Operations
        -------------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the elec-tronics industry in which it is engaged as a manufacturer, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materi-ally differ from those expressed in the statements.

     The Company has continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Signifi-cant reductions in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations.

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

     In 1997 the Company commenced upgrading its operations software program by acquiring a new Visual Manufacturing software package. It has been and will be integrating this new software system into all of
its facilities.   Lytton and Techdyne (Scotland) anticipate installing
the Visual Manufacturing software system into their operations sometime in early 1999, most likely with more sophisticated modifications based upon the Company's experience with and internal technological advances to the system.

     It is anticipated that the Visual Manufacturing software will be fully integrated by 1999. This system is anticipated to also resolve the "year 2000" issue which relates to computer information processing challenges associated with the upcoming millennium change facing public and private corporations, businesses, and all levels of government to ensure continued proper operations, management and reporting

      With respect to the year 2000 issue, the Company is communicating with its key vendors, customers and other third parties with whom its operations are essential to inquire of them their assessment of their year 2000 issue and actions being taken to resolve it. To the extent such third parties are potentially adversely affected by the "year 2000" issue, and such is not timely and properly resolved by such persons, this could disrupt the Company's operations to the extent that the Company will have to find alternative vendors or customers that have resolved their year 2000 issue. No assurance can be given that the Company's new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that the Company's key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufac-turing operational efficiencies or the year 2000 issue, will not have a material adverse effect on the Company's business, results of operations or financial condition.

     Although management believes that the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or uncompetitive. In addition, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such tech-nologies and equipment are likely to require significant capital invest-ment.

     Techdyne has been expanding its geographic and customer base by establishing more extensive facilities in the Northeast and Southwest, and through its July, 1997 acquisition of Lytton, an Ohio electronics manufacturer, primarily PCBs, in the Midwest. Management intends to continue to expand within the United States by continuing to estab-lish new manufacturing facilities and operations in areas to better serve existing customers and to attract new OEMs, as well as direct acquisition of contract manufacturing businesses complimentary to the Company's operations. The Company will be competing with much larger electronic manufacturing entities for such expansion opportunities. Further, any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's financial results. Such transactions also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing antici-pated synergies, and the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on the Company's business and financial results.

     Quality control is also essential to the Company's operations, since customers demand strict compliance with design and product spe-cifications. Any adverse change in the Company's excellent quality and process controls could adversely affect its relationship with customers and ultimately its revenues and profitability.

     All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking state-ment. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors"
section included in the Company's Registration Statements, as filed with the Securities and Exchange Commission ("Commission") Form SB-2 (effective September 13, 1995), and Forms S-3, effective November 11, 1996 and November 4, 1997, respectively.

Results of Operations

     Consolidated revenues increased approximately $5,520,000 (86%) for the three months ended March 31, 1998 compared to the preceding year. The increase was largely attributable to the inclusion of sales of Lytton of $4,527,000. There was an overall increase in domestic sales of $5,149,000 (104%), including Lytton, and an increase in European sales of $380,000 (27%) compared to the same period of the preceding year. Interest and other income decreased by approximately $10,000 compared to the preceding year, due to lower interest income as a result of a decrease in funds invested.

     Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq, which accounted for approximately 27% of sales for the three months ended March 31, 1998 compared to 55% for the same period of the preceding year. The bidding for Compaq orders has become more com-petitive which has resulted in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development, has offset some of the lost Compaq business with sales to other customers and is continuing cost reduction efforts to remain competitive on Compaq business. There can be no assurance as to the success of such efforts.

     Approximately 43% of the Company's consolidated sales for the three months ended March 31, 1998 were made to four customers. Customers generating at least 10% of sales included Motorola (13%) and PMI Food Equipment Group (12%). PMI Food Equipment Group is Lytton's major customer and represented 32% of Lytton's sales for the three months ended March 31, 1998. The loss of, or substantially reduced sales to any major customer, would have an adverse effect on the Company's operations if such sales are not replaced.

     Cost of goods sold as a percentage of sales amounted to 86% for the three months ended March 31, 1998 compared to 84% for the same period of the preceding year reflecting changes in product mix and a diversification of the Company's customer base, including changes due to Lytton.

     Selling, general and administrative expenses increased $356,000 for the three months ended March 31, 1998 compared to the same period of the preceding year. The increase resulted principally from inclusion of the selling, general and administrative expenses of Lytton. Selling general and administrative expenses as a percent of sales were 9% for the three months ended March 31, 1998 compared to 11% for the same period of the preceding year.

     Interest expense increased $96,000 for the three months ended March 31, 1998 compared to the preceding year. The increase reflects interest of approximately $53,000 associated with financing the Lytton acquisition and interest on Lytton's debt and financing agreements of approximately $43,000. The prime rate was 8.5% at March 31, 1998 and December 31, 1997.

Liquidity and Capital Resources

     The Company had working capital of $10,058,000 at March 31, 1998, an increase of $511,000 (5%) during the first quarter of 1998. This increase reflects changes in components of working capital resulting from overall increased sales levels.

     Included in the changes in components of working capital was an increase of $429,000 in cash and cash equivalents, which included net cash used in operating activities of $554,000, net cash used in investing activities of $91,000 (including $93,000 from additions to property and equipment) and net cash used in financing activities of $40,000 (including payments on long-term debt of $217,000 and a net increase in advances from the Parent of $170,000).

     The Company has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60%, which had an outstanding balance of $1,425,000 at March 31, 1998 and $1,500,000 at December 31, 1997 and a $1,600,000 commercial revolving line of credit with interest at prime of which $1,000,000 was outstanding as of March 31, 1998 and December 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. See Note 3 to "Notes to Con-solidated Condensed Financial Statements."

     The Company had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $655,000 at March 31, 1998 and $663,000 at December 31, 1997, and is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $117,000 at March 31, 1998 and $127,000 at December 31, 1997, is secured by the Company's tangible personal property, goods and equipment. The Parent has guaranteed the revolving line and the three term loans and subordinated the inter-company indebtedness due it from the Company, provided that the Company may make payments to the Parent on this subordinated debt from addi-tional equity that is injected into the Company and from earnings, so long as the Company is otherwise in compliance with the loan agreements. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

      The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000.

     Techdyne (Scotland) has a line of credit with a Scottish bank, with an U.S. dollar equivalency of approximately $330,000 at March 31, 1998 and December 31, 1997 that is secured by assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an over-draft facility. No amounts were outstanding under this line of credit as of March 31, 1998 or December 31, 1997. In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approxi-mately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $569,000 at March 31, 1998 and December
31, 1997, based on exchange rates in effect at each of these dates.  See
Note 3 to "Notes to Consolidated Condensed Financial Statements."

     On July 31, 1997, the Company acquired Lytton Incorporated, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash at closing, funded by the modified bank line of credit, as well as 300,000 shares of the Company's common stock which had a fair value of approximately $1,031,000 based on the closing price of the Company's common stock on the date of acquisition. The Company has guaranteed $2,000,000 minimum proceeds ($2,400,000 if certain earnings objectives are met over a specified twelve month period) to the seller with respect to these shares. The Stock Purchase Agreement also provides for in-centive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998, with the Stock Purchase Agreement providing for possible additional sales level incentives over a two year period. Based upon the closing price of the Company's common stock on March 31, 1998, the shares issued in the Lytton acquisition had a fair value of $1,293,000 which could result in additional consideration of approximately $707,000 payable in either cash or in approximately 164,000 shares of the Company's stock. If the earnings objective is met, an additional $400,000 would be payable in cash or approximately 93,000 shares of common stock based upon the March 31, 1998 closing stock price. The Lytton acquisition has expanded the Company's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve the Company's existing customer base with opportunities to attract new customers. See Notes 3 and 9 to "Notes to Consolidated Condensed Financial Statements."

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

                    PART II -- OTHER INFORMATION
                    ----------------------------


Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

       (a) Exhibits

           Part I Exhibits

                (27)  Financial Data Schedule (for SEC use only)

           Part II Exhibits

                None


       (b) Reports on Form 8-K

           There were no reports on Form 8-K filed for the quarter ended March 31, 1998.



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TTECHDYNE, Inc.

                                  /s/ Daniel R. Ouzts
                               By:--------------------------------
                                  DANIEL R. OUZTS, Vice President/
                                  Finance, Controller and Chief
                                  Financial Officer

Dated:  May 12, 1998

                                EXHIBIT INDEX


Exhibit
  No.
-------

Part I    Exhibits

          (27) Financial Data Schedule (for SEC use only)