Form 10-Q/A
period 1998-03-31
TECHDYNE INC
filed 1998-05-13
CIK 764039

FORM 10-Q/A#1

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

           Part II Exhibits

                None


       (b) Reports on Form 8-K

           Form 8-K, Current Report, Item 5, "Other Events" relating to the Company's refinancing of its revolving line of credit and obtaining a term loan was filed on January 20, 1998. There were no financial statements filed.



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

Dated:  May 13, 1998