Form 10-Q
period 1998-06-30
TECHDYNE INC
filed 1998-08-10
CIK 764039

FORM 10--Q

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission file number 0-14659
                       -------

                            TECHDYNE, INC.
           --------------------------------------------------------
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

                             (305) 556-9210
          ------------------------------------------------------
           (Registrant's telephone number, including area code)

                             NOT APPLICABLE
     -----------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,250,167 shares as of August 10,
1998.

                      TECHDYNE, INC. AND SUBSIDIARIES
                      -------------------------------

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and six months ended June 30, 1998 and June 30, 1997 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

       (1) Consolidated Condensed Statements of Income for the three months and six months ended June 30, 1998 and June 30, 1997.

       (2) Consolidated Condensed Balance Sheets as of June 30, 1998 and December 31, 1997.

       (3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1998 and June 30, 1997.

       (4) Notes to Consolidated Condensed Financial Statements as of June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

Item 5. Other Information
------  -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                     PART I  --  FINANCIAL INFORMATION
                     ---------------------------------

Item 1. Financial Statements
------  --------------------


                      TECHDYNE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)


                                       Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                     -------------------------   -------------------------
                                         1998          1997          1998          1997
                                         ----          ----          ----          ----
Revenues:
  Sales                              $11,614,077   $ 6,641,712   $23,486,098   $12,984,487
  Interest and other income               40,379        36,292        71,096        76,624
                                     -----------   -----------   -----------   -----------
                                      11,654,456     6,678,004    23,557,194    13,061,111

Cost and expenses:
  Cost of goods sold                  10,107,341     5,651,657    20,268,740    11,006,499
  Selling, general and
   administrative expenses               834,383       685,825     1,860,652     1,356,302
  Interest expense                       155,338        72,275       320,849       142,255
                                     -----------   -----------   -----------   -----------
                                      11,097,062     6,409,757    22,450,241    12,505,056
                                     -----------   -----------   -----------   -----------

Income before income taxes               557,394       268,247     1,106,953       556,055

Income tax provision (benefit)            11,981        (1,515)       51,573       (49,029)
                                     -----------   -----------   -----------   -----------

  Net income                         $   545,413   $   269,762   $ 1,055,380   $   605,084
                                     ===========   ===========   ===========   ===========

Earnings per share:
  Basic                                 $.11          $.06          $.21          $.14
                                        ====          ====          ====          ====
  Diluted                               $.08          $.05          $.16          $.11
                                        ====          ====          ====          ====


See notes to consolidated condensed financial statements.

                      TECHDYNE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                      June 30,     December 31,
                                                                        1998         1997(A)
                                                                        ----         -------
                                                                    (Unaudited)

                               ASSETS
Current Assets:
  Cash and cash equivalents                                         $  1,662,803   $  1,451,564
  Accounts receivable, less allowances of $52,000
    at June 30, 1998 and $54,000 at December 31, 1997                  5,726,864      5,707,471
  Inventories, less allowances for obsolescence of
    $392,000 at June 30, 1998 and $223,000 at
    December 31, 1997                                                  8,554,895      8,325,309
  Prepaid expenses and other current assets                              523,192        574,250
  Deferred tax asset                                                   1,010,558      1,010,558
                                                                    ------------   ------------
          Total current assets                                        17,478,312     17,069,152

Property and Equipment:
  Land and improvements                                                  200,400        198,000
  Buildings and building improvements                                    773,838        764,571
  Machinery and equipment                                              6,425,642      6,176,733
  Tools and dies                                                         844,844        844,132
  Leasehold improvements                                                 297,524        241,934
                                                                    ------------   ------------
                                                                       8,542,248      8,225,370
  Less accumulated depreciation                                        3,470,226      2,984,825
                                                                    ------------   ------------
                                                                       5,072,022      5,240,545
Deferred expenses and other assets                                        80,562         79,707
Costs in excess of net tangible assets acquired, less
    accumulated amortization of $133,000 at June 30, 1998
    and $85,000 at December 31, 1997                                   2,741,834      2,235,743
                                                                    ------------   ------------
                                                                    $ 25,372,730   $ 24,625,147
                                                                    ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term bank borrowings                                        $              $    548,698
  Accounts payable                                                     4,108,237      4,214,639
  Accrued expenses                                                     1,848,196      1,745,926
  Current portion of long-term debt                                      855,529        909,080
  Income taxes payable                                                   165,844        103,559
                                                                    ------------   ------------
          Total current liabilities                                    6,977,806      7,521,902
Deferred gain on sale of real estate                                     161,047        161,047
Deferred income taxes                                                    508,203        507,003
Long-term debt, less current portion                                   4,253,554      4,619,066
Advances from parent                                                   2,470,010      2,307,221

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value, authorized 10,000,000
    shares; issued and outstanding 5,250,167 shares at
    June 30, 1998 and 5,135,167 at December 31, 1997                      52,501         51,351
  Capital in excess of par value                                      11,131,176     10,612,691
  Deficit                                                                (50,268)    (1,105,648)
  Accumulated other comprehensive income- foreign currency
    translation adjustments                                              (17,449)       (49,486)
  Notes receivable from options exercise                                (113,850)
                                                                    ------------   ------------
          Total stockholders' equity                                  11,002,110      9,508,908
                                                                    ------------   ------------
                                                                    $ 25,372,730   $ 24,625,147
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

                      TECHDYNE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)


                                                                         Six Months Ended
                                                                              June 30,
                                                                    -------------------------
                                                                       1998           1997
                                                                       ----           ----
Operating activities:
  Net income                                                        $1,055,380     $  605,084
  Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
     Depreciation                                                      488,353        187,500
     Amortization                                                       53,458          8,118
     Provision for inventory obsolescence                              235,393         40,468
     Bad debt expense                                                      551
     Deferred income taxes                                                              1,956
     Consultant stock option expense                                     4,635
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                              (7,201)      (776,876)
       Inventories                                                    (451,396)      (769,825)
       Prepaid expenses and other current assets                        55,213       (106,879)
       Accounts payable                                               (113,254)        58,051
       Accrued expenses                                                 97,602        215,511
       Income taxes payable                                             62,285        (50,740)
                                                                    ----------     ----------
          Net cash provided by (used in) operating activities        1,481,019       (587,632)

Investing activities:
  Additions to property and equipment, net of minor
          disposals                                                   (302,276)      (301,146)
  Subsidiary acquisition payments                                     (153,818)
  Deferred expenses and other assets                                    (6,490)       (92,152)
                                                                    ----------     ----------
          Net cash used in investing activities                       (462,584)      (393,298)

Financing activities:
  Short-term line of credit payments                                  (548,698)
  Payments on long-term debt                                          (425,882)       (59,167)
  Exercise of stock options and warrants                                 1,150        194,328
  Increase (decrease) in advances from parent                          162,789        263,118
  Deferred financing costs                                                 169          1,238
                                                                    ----------     ----------
          Net cash (used in) provided by financing activities         (810,472)       399,517


Effect of exchange rate fluctuations on cash                             3,276        (85,790)
                                                                    ----------     ----------

Increase (decrease) in cash and cash equivalents                       211,239       (667,203)

Cash and cash equivalents at beginning of year                       1,451,564      3,954,047
                                                                    ----------     ----------

Cash and cash equivalents at end of period                          $1,662,803     $3,286,844
                                                                    ==========     ==========


See notes to consolidated condensed financial statements.

                      TECHDYNE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1998
                                (Unaudited)


NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 61.5% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

Major Customers

     A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

Inventories

     Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. In-ventories are comprised of following:

                                               June 30,      December 31,
                                                 1998           1997
                                              ----------     -----------
Finished goods                                $  675,227     $  554,903
Work in process                                2,073,190      1,772,724
Raw materials and supplies                     5,806,478      5,997,682
                                              ----------     ----------
                                              $8,554,895     $8,325,309
                                              ==========     ==========

Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets is comprised as follows:

                                               June 30,      December 31,
                                                 1998           1997
                                              ----------     -----------
     United Kingdom VAT tax receivable        $   58,595     $  283,106
     Other                                       464,597        291,144
                                              ----------     ----------
                                              $  523,192     $  574,250
                                              ==========     ==========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:

                                               June 30,      December 31,
                                                 1998           1997
                                              ----------     -----------
     United Kingdom VAT tax payable           $  184,098     $  342,112
     Accrued compensation                        729,222        493,660
     Other                                       934,876        910,154
                                              ----------     ----------
                                              $1,848,196     $1,745,926
                                              ==========     ==========

                      TECHDYNE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


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

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                   Three Months Ended        Six Months Ended
                                                         June 30,                June 30,
                                                -----------------------   -----------------------
                                                   1998         1997         1998         1997
                                                   ----         ----         ----         ----
Net income - numerator basic computation        $  545,413   $  269,762   $1,055,380   $  605,084
Effect of dilutive securities:
Interest adjustment on convertible note             33,364       43,630       66,261       86,649
                                                ----------   ----------   ----------   ----------
Net income, as adjusted for assumed
  conversion-numerator diluted computation      $  578,777   $  313,392   $1,121,641   $  691,733
                                                ==========   ==========   ==========   ==========

Weighted average shares - denominator
  basic computation                              5,135,167    4,334,590    5,135,167    4,316,329
Effect of dilutive securities:
Warrants                                                         95,108                   175,484
Stock options                                      323,846      258,758      326,377      258,810
Contingent stock - acquisition                     233,333                   233,333
Convertible note                                 1,337,910    1,749,563    1,328,544    1,737,315
                                                ----------   ----------   ----------   ----------
Weighted average shares, as adjusted -
  denominator                                    7,030,256    6,438,019    7,023,421    6,487,938
                                                ==========   ==========   ==========   ==========

Earnings per share:
  Basic                                           $.11         $.06         $.21         $.14
                                                  ====         ====         ====         ====
  Diluted                                         $.08         $.05         $.16         $.11
                                                  ====         ====         ====         ====

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

Comprehensive Income

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income"
(FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of compre-hensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of FAS 130 has no impact on the Company's net income or stockholders' equity. The only component of other comprehensive income in the Company's balance sheet is foreign currency translation adjustments which even prior to adoption of FAS
130 would have been separately reported in stockholders' equity.

                      TECHDYNE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Below is a detail of comprehensive income for the three months and six months ended June 30, 1998 and June 30, 1997:

                                            Three Months Ended         Six Months Ended
                                                  June 30,                 June 30,
                                          -----------------------   -----------------------
                                             1998         1997         1998         1997
Net income                                $  545,413   $  269,762   $1,055,380   $  605,084
Other comprehensive income (loss):
Foreign currency translation                  (1,702)      35,111       32,037     (118,082)
                                          ----------   ----------   ----------   ----------
Comprehensive income                      $  543,711   $  304,873   $1,087,417   $  487,002
                                          ==========   ==========   ==========   ==========


Segment Reporting

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. FAS 131 also requires that certain segment information be presented in interim financial statements. Interim information is not required in the first year of implementation; however, in subsequent years in which the first year of implementation is a comparative year, any required interim information for the initial year of implementation must be presented. The Company does not believe that adoption of FAS 131 will significantly change its segment reporting disclosures.

Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

NOTE 2--Interim Adjustments

     The financial summaries for the three months and six months ended June 30, 1998 and June 30, 1997 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunc-tion with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1997.

NOTE 3--Long-term Debt

     The Company's $1,600,000 line of credit effective December 29, 1997 had an outstanding balance of $1,000,000 at June 30, 1998 and at December 31, 1997. This line matures May 1, 2000 and has monthly payments of interest at prime. The new commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $1,350,000 at June 30, 1998 and $1,500,000 at December 31,
1997, matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the

                      TECHDYNE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


NOTE 3--Long-term Debt--(Continued)

Company entered into an interest rate swap agreement with the bank to manage the Company's exposure to interest rates by effectively con-verting a variable rate obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

     The bank also extended two commercial term loans to the Company in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approxi-mately $651,000 at June 30, 1998 and $663,000 at December 31, 1997 and
is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $107,000 at June 30, 1998 and $127,000 at December 31, 1997 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Parent has unconditionally guaranteed the payment and performance by the Company of the revolving loan and the three commercial term loans and has subordinated the Company's intercompany indebtedness to the Parent to the bank's position.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matures August 1, 1998. The interest rate on this loan was 9% at June 30, 1998 and December 31, 1997. There was no outstanding balance on this loan as of June 30, 1998 with $549,000 outstanding at December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approxi-mately $833,000 at June 30, 1998 and $933,000 as of December 31, 1997.
Lytton also has a $500,000 equipment loan agreement with the same bank payable over four years through August 1, 2002 with the same interest rate as the installment loan. There was no outstanding balance on this loan as of June 30, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 8.5% as of June 30, 1998 and December 31, 1997.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $283,000 at June 30, 1998 and $390,000 at December 31, 1997. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan has a balance of approximately $178,000 at June 30, 1998 and $198,000 at December 31, 1997 and is secured by equipment.

     Techdyne (Scotland) had a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $330,000 at December 31, 1997 which is not being renewed. This line of credit operated as an overdraft facility, was secured by assets of Techdyne (Scotland) and guaranteed by Techdyne. No amounts were drawn on this line of credit during 1998 and no amounts were outstanding under the line as of December 31, 1997. Techdyne (Scotland) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $562,000 at June 30, 1998 and $569,000 at December 31, 1997.

     Interest payments on long-term debt amounted to approximately $124,000 and $267,000 for the three months and six months ended June 30, 1998 and $34,000 and $67,000 for the same periods of the preceding year.

                      TECHDYNE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


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

     The Company had domestic income tax expense of approximately
$70,000 and $115,000 for the three months and six months ended June 30, 1998 and $6,000 and $15,000 for the same periods of the preceding year.

     Techdyne (Scotland) had an income tax benefit of approximately $58,000 and $63,000 for the three months and six months ended June 30, 1998 and $8,000 and $54,000 for the same periods of the preceding year.

     Income tax payments for the three months and six months ended June 30, 1998 amounted to $16,000 and $54,000. There were no such payments for the same period of the preceding year.

NOTE 5--Transactions with Parent

     The Parent provides certain administrative services to the Company including providing office space and general accounting assistance. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a two year service agreement for $408,000 per year. The amount of expenses covered under the service agreement totaled $102,000 and $204,000 for the three months and six months ended June 30, 1998 and for the same period of the preceding year.

     The Company's demand convertible promissory note payable to the Parent which bears interest at 5.7% had a balance including accrued interest of approximately $2,358,000 at June 30, 1998 and $2,292,000 at December 31, 1997, and may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. Advances from the Parent on the balance sheet includes the convertible note balance and an advance payable to the Parent of approximately $112,000 at June 30, 1998 and $15,000 at December 31, 1997 with interest at 5.7%. Interest on the advances amounted to $35,000 and $69,000 for the three months and six months ended June 30, 1998 and $38,000 and $74,000 for the same periods of the preceding year and is included in the net balance due the Parent. The Parent has agreed not to require repayment of the intercompany advances prior to July 1, 1999 and, therefore, the advances have been classified as long-term at June 30, 1998.

     The Company manufactures certain products for the Parent. Sales of the products were $48,000 and $99,000 for the three months and six months ended June 30, 1998 and $49,000 and $101,000 for the same periods of the preceding year.

NOTE 6--Commitments and Contingencies

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The discretionary profit sharing and matching expense for the six months ended June 30, 1998 amounted to approximately $21,000. The Company has adopted this plan as a participating employer effective July 1, 1998. The plan has one year of service and 21 years of age eligibility requirements.

                      TECHDYNE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


NOTE 6--Commitments and Contingencies--(Continued)

     Lytton has a deferred compensation agreement with its President. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the six months ended June 30, 1998, a total of $58,000 was paid under this agreement, leaving a balance of approximately $108,000 as of June 30, 1998.

     Lytton leases its operating facilities from an entity owned by the President of Lytton and his wife, the former owner. The lease expires July 31, 2002 and requires monthly lease payments of approximately $17,900 the first year, adjusted each year thereafter based upon the Consumer Price Index.

     The Company together with its Parent entered an agreement for investor relations and corporate communications services as of May 15, 1998 for which the Company's portion of the monthly retainer is $2,500 per month plus expenses. Options for 25,000 shares of the Company's common stock were issued as part of the agreement. See Note 7.

NOTE 7--Stock Options

     In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors and employees. These options are exercisable at $1 per share through May 24, 1999. On June 30, 1998, 115,000 of these options were exercised leaving a balance of 56,600 outstanding. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the Stockholders' Equity Section of the balance sheet with interest at 5.16%.

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

     As part of the consideration for the investor relations agreement, the Company granted options for 25,000 shares of its common stock exer-cisable for three years through May 14, 2001 at $4.25 per share. The options vest and are exercisable quarterly on the basis of 25% at the end of each quarter commencing June 30, 1998. Pursuant to FAS 123, the Company recorded $4,635 expense for options vesting during the quarter ended June 30, 1998. See Note 6.

NOTE 8--Common Stock

     The Company completed a public offering of common stock and warrants on October 2, 1995 providing it with net proceeds of approximately $3,321,000. Pursuant to the offering, 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants were issued.
The warrants provided for the purchase of one common share, each with an exercise price of $5.00 exercisable from September 13, 1995 through September 12, 1998. During 1997, approximately 41,000 warrants were exercised resulting in proceeds of approximately $194,000, net of com-missions. The Company has extended the exercise period of the remaining approximately 959,000 outstanding warrants to March 12, 1999. The underwriter received warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable from September 13, 1996 through September 12, 2000 at $6.60 per share of common stock and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share.

                      TECHDYNE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


NOTE 9--ACQUISITION

     On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of the Company's common stock which have been registered for the seller of Lytton ("Seller"). The Company has guaranteed that the Seller will realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives resulting in an increase of $400,000 in the valuation of $2,000,000 originally recorded for these securities. The total purchase price in excess of the fair value of net assets acquired which originally amounted to approximately $2,230,000 will be amortized over 25 years. In addition, additional contingent consideration will be due if Lytton achieves certain sales levels defined in the Stock Purchase Agreement over a three year period. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998 pursuant to the Stock Purchase Agree-ment. As the contingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operation of Lytton have been included in the Company's statement of income since August 1, 1997.

     The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by the Company and the Seller ("Modified Guar-anty"). The modified terms provide that the Seller will sell an amount of common stock which will provide $1,300,000 gross proceeds, and the Company will guarantee that, to the extent that the Seller has less than 150,000 shares of the Company's common stock remaining, the Company will issue additional shares to the Seller. In July 1998, the Company advanced the Seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of the Company's common stock in addition to the Seller having sold 5,000 shares of common stock in July 1998. Pro-ceeds from the sale of the Company's common stock owned by the Seller, up to 195,000 shares, would repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the Advance, the balance of the advance would be forgiven. The Company has also guar-anteed that the Seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999 ("Extended Guaranty").

     The following pro forma consolidated condensed financial informa-tion reflects the Lytton acquisition as if it had occurred on January 1, 1997. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1997 and may not be indicative of operating results for any future periods.

                      SUMMARY PRO FORMA INFORMATION

                                               Six Months Ended
                                                 June 30, 1997
                                               ----------------

          Total revenues                        $ 22,277,000
                                                ============

          Net income                            $    935,000
                                                ============

          Earnings per share:
              Basic                                 $.22
                                                    ====
              Diluted                               $.16
                                                    ====

Item 2. Management's Discussion and Analysis of Financial Condition
------  -----------------------------------------------------------
        and Results of Operations
        -------------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securi-ties Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which it is engaged as a manufacturer, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar ex-pressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements. All forward-looking statements included in this docu-ment are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statements, as filed with the Securities and Exchange Commission ("Commission") Form SB-2 (effective September 13, 1995), and Forms S-3, effective November 11, 1996 and November 4, 1997, respectively.

     The Company has continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Signifi-cant reductions in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. The level and timing of orders placed by a customer vary due to, among other variables, attempts to balance inventory, design changes, demand for products, competition and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders as had occurred in the past, could have an adverse effect on the Company's results of operations or financial condition.

     The industry segments served by the Company and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the Company could adversely affect the Company's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on the Company's business, financial condition and results of operations.

     Due to the Company's utilization of just-in-time inventory tech-niques, the timely availability of many components is dependent on the Company's ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in man-ufacturing and shipping delays or increased component prices which could have a material adverse effect on the Company's results of oper-ations. It is important for the Company, and there are significant risks involved, to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables or turnkey products, for manufacture.

     In 1997 the Company commenced upgrading its operations software program by acquiring a new Visual Manufacturing software package. It has been and will be integrating this new software system into all of its facilities. Lytton and Techdyne (Scotland) anticipate installing the Visual Manufacturing software system into their operations some-time in early 1999, most likely with more sophisticated modifications based upon the Company's experience with and internal technological advances to the system.

     It is anticipated that the Visual Manufacturing software will be fully integrated by 1999. This system is anticipated to also resolve the "year 2000" issue which relates to computer information processing challenges associated with the upcoming millennium change facing public and private corporations, businesses, and all levels of government to ensure continued proper operations, management and reporting.

     With respect to the year 2000 issue, the Company is communicating with its key vendors, customers and other third parties with whom its operations are essential to inquire of them their assessment of their year 2000 issue and actions being taken to resolve it. To the extent such third parties are potentially adversely affected by the year 2000 issue, and such is not timely and properly resolved by such persons, this could disrupt the Company's operations to the extent that the Company will have to find alternative vendors or customers that have resolved their year 2000 issue. No assurance can be given that the Company's new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that the Company's key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufac-turing operational efficiencies or the year 2000 issue, will not have a material adverse effect on the Company's business, results of opera-tions or financial condition.

     Although management believes that the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or uncompetitive. In addition, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such tech-nologies and equipment are likely to require significant capital investment.

     Management intends to continue the Company's expansion of its geo-graphic and customer base within the United States by continuing to establish new manufacturing facilities and operations in areas to better serve existing customers and to attract new OEMs, as well as direct acquisition of contract manufacturing businesses complimentary to the Company's operations. The Company will be competing with much larger electronic manufacturing entities for such expansion opportuni-ties. Further, any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amor-tization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's financial results. Such transactions also involve numerous business risks, including difficulties in successfully inte-grating acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on the Company's business and financial results.

     The Company's results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved by the Company in managing the costs of its operations, the Company's experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. The Company generally has idle capacity and reduced operating margins during periods of lower-volume production.

     Quality control is also essential to the Company's operations, since customers demand strict compliance with design and product specifications. Any adverse change in the Company's excellent quality and process controls could adversely affect its relationship with customers and ultimately its revenues and profitability.

Results of Operations

     Consolidated revenues increased approximately $4,976,000 (75%) and $10,496,000 (80%) for the three months and six months ended June 30, 1998 compared to the preceding year. The increase was largely attributable to the inclusion of sales of Lytton of $5,122,000 and $9,650,000. There was an overall increase in domestic sales of $5,754,000 (120%) and $10,903,000 (112%), including Lytton, and a decrease in European sales of $782,000 (43%) and $401,000 (12%) compared to the same periods of the preceding year. Interest and other income increased by approximately $4,000 for the three months and decreased by approximately $6,000 for the six months ended June 30, 1998 compared to the same periods of the preceding year, due to lower interest income as a result of a decrease in funds invested.

     Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq, which, although substantially reduced, accounted for approximately 26% of sales for the six months ended June 30, 1998 compared to 50% for the same period of the preceding year. The bidding for Compaq orders has become more competitive which has continued to result in sub-stantial reductions in Compaq sales and lower profit margins on remaining

Compaq sales. Techdyne (Scotland) is pursuing new business development, has offset some of the lost Compaq business with sales to other customers and is continuing cost reduction efforts to remain competitive on Compaq business. There can be no assurance as to the success of such efforts.

     Approximately 46% of the Company's consolidated sales for the six months ended June 30, 1998 were made to four customers. Customers gen-erating at least 10% of sales included Motorola (13%) and PMI Food Equipment Group (16%). PMI Food Equipment Group is Lytton's major customer and represented 40% of Lytton's sales for the six months ended June 30, 1998. The loss of, or substantially reduced sales to any major customer, would have an adverse effect on the Company's operations if such sales are not replaced.

     Cost of goods sold as a percentage of sales amounted to 87% and 86% for the three months and six months ended June 30, 1998 compared to 85% for the same periods of the preceding year reflecting changes in product mix and a diversification of the Company's customer base, including changes due to Lytton.

     Selling, general and administrative expenses increased $149,000 and $504,000 for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year. The increase resulted principally from inclusion of the selling, general and admin-istrative expenses of Lytton. Selling general and administrative expenses as a percent of sales were 7% and 8% for the three months and six months ended June 30, 1998 compared to 10% for the same periods of the preceding year.

     Interest expense increased $83,000 and $179,000 for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year. The increase reflects interest of approximately $52,000 and $106,000 for the three months and six months ended June 30,
 1998 associated with financing the Lytton acquisition and interest on Lytton's debt and financing agreements of approximately $35,000 and $78,000 for these periods. The prime rate was 8.5% at June 30, 1998 and December 31, 1997.

Liquidity and Capital Resources

     The Company had working capital of $10,501,000 at June 30, 1998, an increase of $953,000 (10%) during the first six months of 1998. This increase includes changes in components of working capital resulting from overall increased sales levels and reflects Lytton's payment of its outstanding line of credit balance which amounted to $549,000 at December 31, 1997.

     Included in the changes in components of working capital was an increase of $211,000 in cash and cash equivalents, which included net cash provided by operating activities of $1,481,000, net cash used in investing activities of $463,000 (including $302,000 from additions to property and equipment and $154,000 from additional consideration regarding the Lytton acquisition) and net cash used in financing activities of $810,000 (including short-term line of credit payments of $549,000, payments on long-term debt of $406,000 and a net increase in advances from the Parent of $163,000).

     The Company has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly prin-cipal payments of $25,000 plus interest at 8.60%, which had an out-standing balance of $1,350,000 at June 30, 1998 and $1,500,000 at December 31, 1997 and a $1,600,000 commercial revolving line of credit with interest at prime of which $1,000,000 was outstanding as of June 30, 1998 and December 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $651,000 at June 30, 1998 and $663,000 at December 31, 1997, and is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $107,000 at June 30, 1998 and $127,000 at December 31, 1997,
is secured by the Company's tangible personal property, goods and equip-ment. The Parent has guaranteed the revolving line and the three term loans and subordinated the intercompany indebtedness due it from the Company, provided that the Company may make payments to the Parent on this subordinated debt from additional equity that is injected into the Company and from earnings, so long as the Company is otherwise in compliance with the loan agreements. See Note 3 to "Notes to Consoli-dated Condensed Financial Statements."

     The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000.

     Techdyne (Scotland) had a line of credit with a Scottish bank, with an U.S. dollar equivalency of approximately $330,000 at December 31, 1997 that was secured by assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit, which is not being renewed, operated as an overdraft facility. No amounts were drawn on this line of credit during 1998 and no amount were outstanding as of December 31, 1997. In July, 1994 Techdyne (Scotland) purchased the facility housing its opera-tions for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $562,000 at June 30, 1998 and $569,000 at December 31, 1997, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     On July 31, 1997, the Company acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash at closing, funded by the modified bank line of credit, as well as 300,000 shares of the Company's common stock which had a fair value of approxi-mately $1,031,000 based on the closing price of the Company's common stock on the date of acquisition. The Company has guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agree-ment also provides for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998, with the Stock Purchase Agreement providing for possible additional sales level incentives over a two year period. Based upon the closing price of the Company's common stock on June 30, 1998, the shares issued in the Lytton acquisi-tion had a fair value of $1,350,000 which could result in additional consideration of approximately $1,050,000 payable in either cash or in approximately 233,000 shares of the Company's stock. The Lytton acquisition has expanded the Company's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve the Company's existing customer base with opportunities to attract new customers. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

     The Guaranty in the Stock Purchase Agreement was modified by the Company and the Seller. The Company advanced approximately $1,280,000
to Seller.   In addition to the Seller having sold 5,000 shares of the
Company's common stock in July, 1998, the Seller is to sell sufficient shares to yield aggregate proceeds of no more than $1,300,000 towards the Modified Guaranty. Upon the sale of Seller's remaining shares up to 195,000 shares, she will repay the Advance. The Company funded the Advance to the Seller largely through a drawdown of the previously unused $600,000 of its line of credit and advances from its Parent. To the extent that Seller does not have 150,000 shares remaining the Company would make up the difference. If the sale of shares is insuf-ficient to repay the advance, the balance would be forgiven. Pursuant to the Extended Guaranty, sale of the remaining shares is guaranteed to yield no less than $1,100,000 if sold on or prior to July 1, 1999 or else the Company will make up the difference in either cash or addi-tional common stock or a combination of both. See Note 9 to "Notes to Consolidated Financial Statements."

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matures August 1, 1998. There was no outstanding balance on this loan as of June 30, 1998 with $549,000 outstanding at December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $833,000 at June 30, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable over four years through August 1, 2002 with the same interest rate as the installment loan. There was no out-standing balance on this loan as of June 30, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton. See Note 3 to "Notes to Consolidated Condensed Financial State-ments."

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining prin-cipal balance under these financing obligations amounted to $283,000 at June 30, 1998 and $390,000 at December 31, 1997. Lytton has an equip-ment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan has a balance of approximately $178,000 at June 30, 1998 and $198,000 at December 31, 1997 and is secured by equipment. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

                        PART II -- OTHER INFORMATION
                        ----------------------------


Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

     On June 10, 1998, the annual meeting of shareholders was held to elect five members to the board of directors to serve until the next annual meeting in 1999. Each nominee, all of whom have been directors for many years, Messrs. Thomas K. Langbein, Barry Pardon, Joseph Verga, Peter D. Fischbein and Anthony C. D'Amore, was elected by a vote of 3,567,237 shares for and no votes against. There were no abstentions and no broker non-votes by virtue of the fact that the meeting was called pursuant to an Information Statement under Regulation C of the Securities Exchange Act of 1934 with no proxy solicitations, since the parent, Medicore, Inc. owns 63% of the voting equity of the Company.

Item 5. Other Information
------  -----------------

     Lytton, a wholly owned subsidiary acquired in July, 1997, sponsors an Incentive Savings and Retirement Plan ("Plan"). On June 10, 1998, the board adopted the Plan as a participating employer, effective July
1, 1998. Employee eligibility requires one year of service and 21 years of age. The Plan is paid for entirely by employee pre-tax contributions through salary deferrals (up to 15% of salary to a maximum per year of $10,000). The Company may provide a limited percentage of the employee's salary deferred contribution as a matching contribution, and as deter-mined by the board of directors, a discretionary contribution. The
Plan provides for vesting schedules, benefit payments based on different terminations with respect to salary deferred and regular accounts, breaks in service, methods of payment, and related benefit and termination provisions. Since the Plan is a defined contribution plan and not a defined benefit pension plan, benefits under the Plan are not insured by the Pension Benefit Guaranty Corporation. Trustees of the Plan include officers and employees of Lytton.

     In May, 1998, the Company sold an option to Joseph Dillon & Company, Inc. ("Dillon") for $150,000 to be payable over several months but no later than August 31, 1998. The option was for 500,000 shares of common stock of the Company exercisable through May 17, 1999 at an exercise price of $4.75 per share. The option was not paid for nor any part exer-cised by Dillon, and the option was cancelled in July, 1998.

     Pursuant to its acquisition of Lytton in 1997, the Company guaran-teed the Seller $2,400,000 for the sale of her 300,000 shares of common stock of the Company which was a portion of the acquisition considera-tion. On June 29, 1998, the Guaranty was modified to provide Seller with $1,300,000 with respect to the sale of such numbers of her Company common stock on or prior to July 31, 1998 with the balance of her Company common stock defined as the Remaining Techdyne Common Stock.
To the extent that the Remaining Techdyne Common Stock was less than 150,000 shares, the Company would make up the difference. The Remaining Techdyne Common Stock was also guaranteed to yield Seller no less than $1,100,000 if sold on or prior to July 31, 1999. On July 31, 1998, the Company advanced Seller $1,277,511 toward the Modified Guaranty. Any proceeds from the sale of her Company common stock thereafter, up to 195,000 shares, would repay the Advance. To the extent that the sale of the 195,000 shares is insufficient to pay the Advance, the balance of the Advance would be forgiven.

     If the sale of the Remaining Techdyne Common Stock provides less than the Extended Guaranty, the Company shall provide the difference in cash or additional common stock, or a combination of both. The Extended Guaranty terminates if the Remaining Techdyne Common Stock is sold after July 31, 1999 or the last sale price per share of the Company's common stock trades over a certain period of time up to July 31, 1999 at a formulated price which is at least 40% more than the per share price of the Remaining Techdyne Common Stock.

     On July 13, 1998, the Company notified the holders of its 959,152 outstanding common stock purchase warrants ("Warrants") issued in its 1995 public offering of common stock and Warrants of the extended exercise period of six months from September 12, 1998 to March 12, 1999.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     (a)  Exhibits

          Part I Exhibits

               (27) Financial Data Schedule (for SEC use only)


          Part II Exhibits

               None


     (b)  Reports on Form 8-K

          Three Form 8-K Current Reports, were filed re: Item 5, "Other Events" as follows:

          (i) May 28, 1998 relating to (a) the Company and its parent, Medicore, Inc. having retained an investor relations group; and (b) sale of an option.

          (ii) July 6, 1998 relating to (a) the modified guaranty to the selling shareholder of Lytton, Incorporated; and (b) exercise of options by certain officers and directors of the Company.

          (iii) July 13, 1998 relating to extension of exercise period of publicly traded Warrants.

          No financial statements were filed with respect to the Form 8-K Current Reports.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TECHDYNE, Inc.

                                            /s/  Daniel R. Ouzts
                                        By:-----------------------------
                                            DANIEL R. OUZTS, Vice
                                            President/Finance,
                                            Controller and Chief
                                            Financial Officer


Dated:  August 10, 1998

                              EXHIBIT INDEX

Exhibit
   No.
-------

Part I Exhibits

     (27) Financial Data Schedule (for SEC use only)