Form 10-Q
period 1998-09-30
TECHDYNE INC
filed 1998-11-13
CIK 764039

FORM 10--Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,250,167 shares as of October 31,
1998.

                     TECHDYNE, INC. AND SUBSIDIARIES
                     -------------------------------

                                  INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 1998 and September 30, 1997 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 1998 and September 30, 1997.

     2) Consolidated Condensed Balance Sheets as of September 30, 1998 and December 31, 1997.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 1998.

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


                     TECHDYNE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                -----------------------  ------------------------
                                    1998        1997         1998         1997
                                    ----        ----         ----         ----
Revenues:
  Sales                         $10,972,849  $8,978,315  $34,458,947  $21,962,802
  Interest and other income         147,082      43,722      218,178      120,346
                                -----------  ----------  -----------  -----------
                                 11,119,931   9,022,037   34,677,125   22,083,148
Cost and expenses:
  Cost of goods sold              9,560,778   7,897,931   29,829,518   18,904,430
  Selling, general and
    administrative expenses       1,185,861     823,938    3,046,513    2,180,240
  Interest expense                  169,586     139,517      490,435      281,772
                                -----------  ----------  -----------  -----------
                                 10,916,225   8,861,386   33,366,466   21,366,442
                                -----------  ----------  -----------  -----------

Income before income taxes          203,706     160,651    1,310,659      716,706

Income tax provision (benefit)       25,034     (13,998)      76,607      (63,027)
                                -----------  ----------  -----------  -----------

  Net income                    $   178,672  $  174,649  $ 1,234,052  $   779,733
                                ===========  ==========  ===========  ===========

Earnings per share:

   Basic                           $.03         $.04        $.24          $.18
                                   ====         ====        ====          ====
   Diluted                         $.03         $.03        $.19          $.14
                                   ====         ====        ====          ====

See notes to consolidated condensed financial statements.

                     TECHDYNE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      September 30,  December 31,
                                                          1998         1997(A)
                                                          ----         ------
                                                       (Unaudited)
                     ASSETS
Current Assets:
  Cash and cash equivalents                            $ 1,720,431   $ 1,451,564
  Accounts receivable, less allowances of
    $55,000 at September 30, 1998
    and $54,000 at December 31, 1997                     5,685,641     5,707,471
  Inventories, less allowances for obsolescence
    of $477,000 at September 30, 1998
    and $223,000 at December 31, 1997                    8,535,631     8,325,309
  Prepaid expenses and other current assets                214,484       574,250
  Deferred tax asset                                     1,010,558     1,010,558
                                                       -----------   -----------
          Total current assets                          17,166,745    17,069,152

Property and Equipment:
  Land and improvements                                    204,000       198,000
  Buildings and building improvements                      787,739       764,571
  Machinery and equipment                                6,629,700     6,176,733
  Tools and dies                                           846,412       844,132
  Leasehold improvements                                   303,727       241,934
                                                       -----------   -----------
                                                         8,771,578     8,225,370
  Less accumulated depreciation                          3,727,656     2,984,825
                                                       -----------   -----------
                                                         5,043,922     5,240,545
Deferred expenses and other assets                          77,845        79,707
Costs in excess of net tangible assets acquired, less
  accumulated amortization of $163,000 at September
  30, 1998 and $85,000 at December 31, 1997              2,712,065     2,235,743
                                                       -----------   -----------
                                                       $25,000,577   $24,625,147
                                                       ===========   ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term bank borrowings                           $   286,194   $   548,698
  Accounts payable                                       3,723,291     4,214,639
  Accrued expenses                                       1,635,964     1,745,926
  Current portion of long-term debt                        856,738       909,080
  Income taxes payable                                     220,272       103,559
                                                       -----------   -----------
          Total current liabilities                      6,722,459     7,521,902
Deferred gain on sale of real estate                       161,047       161,047
Deferred income taxes                                      414,203       507,003
Long-term debt, less current portion                     4,650,434     4,619,066
Advances from parent                                     3,096,417     2,307,221

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value, authorized
    10,000,000 shares; issued and outstanding
    5,250,167 shares at September 30, 1998
    and 5,135,167 at December 31, 1997                      52,501        51,351
  Capital in excess of par value                        11,139,291    10,612,691
  Retained earnings (deficit)                              128,404    (1,105,648)
  Accumulated other comprehensive income-
    foreign currency translation adjustments                27,382       (49,486)
  Notes receivable from options exercise                  (113,850)
  Advance receivable toward subsidiary
    acquisition price guarantee                         (1,277,711)
                                                       -----------   -----------
          Total stockholders' equity                     9,956,017     9,508,908
                                                       -----------   -----------
                                                       $25,000,577   $24,625,147
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

                     TECHDYNE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                          1998          1997
                                                          ----          ----
Operating activities:
  Net income                                           $1,234,052    $  779,733
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation                                         742,740       389,047
     Amortization                                          86,093        20,245
     Provision for inventory obsolescence                 368,472        91,423
     Bad debt expense                                         551
     Deferred income taxes                                (92,983)        2,934
     Consultant stock option expense                       12,750
     Increase (decrease) relating to operating
       activities from:
        Accounts receivable                                48,029      (915,082)
        Inventories                                      (556,854)   (2,253,669)
        Prepaid expenses and other current assets         364,772      (357,835)
        Accounts payable                                 (502,269)      994,659
        Accrued expenses                                 (119,240)      (27,271)
        Income taxes payable                              116,713      (237,513)
                                                       ----------    ----------
          Net cash provided by (used in)
            operating activities                        1,702,826    (1,513,329)

Investing activities:
  Additions to property and equipment, net of
    minor disposals                                      (503,914)   (1,066,475)
  Subsidiary acquisition payments                        (153,818)   (2,166,011)
  Advance toward subsidiary acquisition
    price guarantee                                    (1,277,711)
  Deferred expenses and other assets                       (6,489)      (85,181)
                                                       ----------    ----------
          Net cash used in investing activities        (1,941,932)   (3,317,667)

Financing activities:
  Line of credit funding for subsidiary acquisition                  $2,500,000
  Line of credit funding towards subsidiary
    acquisition price guarantee                           600,000
  Short-term line of credit (payments) borrowings        (262,504)      373,889
  Payments on long-term debt                             (637,724)     (141,873)
  Exercise of stock options and warrants                    1,150       194,328
  Increase (decrease) in advances from parent             789,196       364,801
  Deferred financing costs                                    374        (2,979)
                                                       ----------    ----------
          Net cash provided by financing activities       490,492     3,288,166

Effect of exchange rate fluctuations on cash               17,481      (129,169)
                                                       ----------    ----------

Increase (decrease) in cash and cash equivalents          268,867    (1,671,999)

Cash and cash equivalents at beginning of year          1,451,564     3,954,047
                                                       ----------    ----------

Cash and cash equivalents at end of period             $1,720,431    $2,282,048
                                                       ==========    ==========

See notes to consolidated condensed financial statements.

                      TECHDYNE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 1998
                                (Unaudited)

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

Inventories

     Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing over-head. Inventories are comprised of following:


                                          September 30,   December 31,
                                               1998            1997
                                           -----------     -----------
     Finished goods                        $   772,372     $   554,903
     Work in process                         2,207,956       1,772,724
     Raw materials and supplies              5,555,303       5,997,682
                                           -----------     -----------
                                           $ 8,535,631     $ 8,325,309
                                           ===========     ===========

Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets is comprised as follows:

                                          September 30,   December 31,
                                               1998            1997
                                           -----------     -----------
     United Kingdom VAT tax receivable     $    70,995     $   283,106
     Other                                     143,489         291,144
                                           -----------     -----------
                                           $   214,484     $   574,250
                                           ===========     ===========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:

                                          September 30,   December 31,
                                               1998            1997
                                           -----------     -----------
     United Kingdom VAT tax payable        $   179,585     $   342,112
     Accrued compensation                      597,706         493,660
     Other                                     858,673         910,154
                                           -----------     -----------
                                           $ 1,635,964     $ 1,745,926
                                           ===========     ===========

                      TECHDYNE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

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

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                  Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                -----------------------  -----------------------
                                   1998         1997        1998         1997
                                   ----         ----        ----         ----
Net income - numerator
  basic computation             $  178,672   $  174,649  $1,234,052   $  779,733
Effect of dilutive securities:
Interest adjustment on
  convertible note                  33,843       44,256     100,104      130,905
                                ----------   ----------  ----------   ----------
Net income, as adjusted for
  assumed conversion-
  numerator diluted
  computation                   $  212,515   $  218,905  $1,334,156   $  910,638
                                ==========   ==========  ==========   ==========

Weighted average shares -
  denominator basic
  computation                    5,250,167    4,534,080   5,173,922    4,389,859
Effect of dilutive securities:
Warrants                                                                 116,989
Stock options                      210,680      204,898     287,811      240,840
Contingent stock - acquisition     319,355      142,862     269,844       48,144
Convertible note                 1,357,119    1,774,682   1,338,069    1,749,770
                                ----------   ----------  ----------   ----------
Weighted average shares,
  as adjusted - denominator      7,137,321    6,656,522   7,069,646    6,545,602
                                ==========   ==========  ==========   ==========

Earnings per share:
   Basic                           $.03         $.04        $.24         $.18
                                   ====         ====        ====         ====
   Diluted                         $.03         $.03        $.19         $.14
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

Comprehensive Income

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of FAS 130 has no impact on the Company's net income or stockholders' equity. The only com-ponent of other comprehensive income in the Company's balance sheet is foreign currency translation adjustments which prior to adoption of FAS 130 has been separately reported in stock-holders' equity.

                      TECHDYNE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Below is a detail of comprehensive income for the three months and nine months ended September 30, 1998 and September 30, 1997:

                                  Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                -----------------------  -----------------------
                                   1998         1997        1998         1997
                                   ----         ----        ----         ----
Net income                      $  178,672   $  174,649  $1,234,052   $  779,733
Other comprehensive
  income (loss):
Foreign currency translation        44,831      (83,942)     76,868     (202,024)
                                ----------   ----------  ----------   ----------
Comprehensive income            $  223,503   $   90,707  $1,310,920   $  577,709
                                ==========   ==========  ==========   ==========

Segment Reporting

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. FAS 131 also requires that certain segment information be presented in interim financial state-ments. Interim information is not required in the first year of implementation; however, in subsequent years in which the first year of implementation is a comparative year, any required interim informa-tion for the initial year of implementation must be presented. The Company does not believe that adoption of FAS 131 will significantly change its segment reporting disclosures.

Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

NOTE 2--Interim Adjustments

     The financial summaries for the three months and nine months ended September 30, 1998 and September 30, 1997 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunc-tion with the financial statements and notes included in the Company's latest audited annual report for the year ended December 31, 1997.

NOTE 3--Long-term Debt

     The Company's $1,600,000 line of credit effective December 29, 1997 had an outstanding balance of $1,600,000 at September 30, 1998 and $1,000,000 at December 31, 1997. This line matures May 1, 2000 and has monthly payments of interest at prime. The commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $1,275,000 at September 30, 1998 and $1,500,000 at December 31, 1997, matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage the

                      TECHDYNE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 3--Long-term Debt--(Continued)

Company's exposure to interest rates by effectively converting a variable rate obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

    The bank also extended two commercial term loans to the Company in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amorti-zation schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $644,000 at September 30, 1998 and $663,000 at December 31, 1997 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $97,000 at September 30, 1998 and $127,000 at December 31, 1997 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Parent has unconditionally guaranteed the payment and performance by the Company of the revolving loan and the three commercial term loans and has subordinated the Company's intercompany indebtedness to the Parent to the bank's position.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matured August 1, 1998 and was renewed under the same terms and conditions through June 30, 1999. The interest rate on this loan was 9% at September 30, 1998 and December 31, 1997. There was an outstanding balance on this loan of $286,000 as of September 30, 1998 with $549,000 outstanding at December 31, 1997.
Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $783,000 at September 30, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable through August 1, 2003 with the interest rate at prime plus 1%. There was no outstanding balance on this loan as of September 30, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 8.5% as of September 30, 1998 and December 31,
1997.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $231,000 at Septem-ber 30, 1998 and $390,000 at December 31, 1997. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan has a balance of approximately $167,000 at September 30, 1998 and $198,000 at December 31, 1997 and is secured by equipment.

     Techdyne (Scotland) had a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $330,000 at December 31, 1997 which was not renewed. No amounts were drawn on this line of credit during 1998 and no amounts were outstanding under the line as of December 31, 1997. Techdyne (Scotland) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $565,000 at September 30, 1998 and $569,000 at December 31, 1997.

     Interest payments on long-term debt amounted to approximately $130,000 and $389,000 for the three months and nine months ended Sep-tember 30, 1998 and $93,000 and $160,000 for the same periods of the preceding year.

                      TECHDYNE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 4--Income Taxes

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

     The Company had domestic income tax expense of approximately $54,000 and $169,000 for the three months and nine months ended September 30, 1998 and $22,000 and $37,000 for the same periods of the preceding year.

     Techdyne (Scotland) had an income tax benefit of approximately $29,000 and $93,000 for the three months and nine months ended September 30, 1998 and $36,000 and $100,000 for the same periods of the preceding year.

     Income tax payments (refunds) for the three months and nine months ended September 30, 1998 amounted to ($2,000) and $51,000, and $265,000 for the three months and nine months ended September 30, 1997.

NOTE 5--Transactions with Parent

     The Parent provides certain administrative services to the Company including providing office space and general accounting assistance. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a service agreement for $408,000 per year. The amount of expenses covered under the service agreement totaled $102,000 and $306,000 for the three months and nine months ended September 30, 1998 and for the same period of the preceding year.

     The Company's demand convertible promissory note payable to the Parent which bears interest at 5.7% had a balance including accrued interest of approximately $2,392,000 at September 30, 1998 and $2,292,000 at December 31, 1997, and may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. Advances from the Parent on the balance sheet includes the convertible note balance and an advance payable to the Parent of approximately $704,000 at September 30, 1998 and $15,000 at December
31, 1997 with interest at 5.7%. Interest on the advances amounted to $43,000 and $112,000 for the three months and nine months ended September 30, 1998 and $40,000 and $114,000 for the same periods of the preceding year and is included in the net balance due the Parent. The Parent has agreed not to require repayment of the intercompany advances prior to October 1, 1999 and, therefore, the advances have been classified as long-term at September 30, 1998.

     The Company manufactures certain products for the Parent. Sales of the products were $41,000 and $140,000 for the three months and nine months ended September 30, 1998 and $55,000 and $156,000 for the same periods of the preceding year.

NOTE 6--Commitments and Contingencies

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The discretionary profit sharing and matching expense of Lytton for the nine months ended September 30, 1998 amounted to approximately $33,000. The Company has adopted this plan as a par-ticipating employer effective July 1, 1998 with no discretionary profit sharing and matching expense as of September, 30, 1998 other than that of Lytton. The plan has one year of service and 21 years of age eligibility requirements.

                      TECHDYNE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 6--Commitments and Contingencies--(Continued)

     Lytton has a deferred compensation agreement with its President. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the nine months ended September 30, 1998, a total of $83,000 was paid under this agreement, leaving an unpaid balance of approximately $83,000 as of September 30, 1998.

     Lytton leases its operating facilities from an entity owned by the President of Lytton and his wife, the former owner. The lease expires July 31, 2002 and requires monthly lease payments of approximately $17,900 the first year, adjusted each year thereafter based upon the Consumer Price Index.

NOTE 7--Stock Options

     In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors and employees. These options are exercisable at $1 per share through May 24, 1999. On June 30, 1998, 115,000 of these options were exercised with a remaining balance of 56,600 outstanding as of September 30, 1998. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the Stockholders' Equity Section of the balance sheet with interest at 5.16%.

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

     As part of the consideration pursuant to an agreement for investor relations and corporate communications services, the Company granted options for 25,000 shares of its common stock exercisable for three years through May 14, 2001 at $4.25 per share with the options to vest quarterly on the basis of 25% at the end of each quarter commencing June 30, 1998. 6,250 options vested during the quarter ended June 30, 1998 with no additional options to vest due to cancellation of this agreement in August 1998. Pursuant to FAS 123, the Company recorded $13,000 expense for
1999. options vesting under this agreement.

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

                     TECHDYNE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 9-Acquisition

     On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, and issuance of 300,000 shares of the Company's common stock which have been registered for the seller. The Company has guaranteed that the seller will realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives resulting in an increase of $400,000 in the valuation of $2,000,000 originally recorded for these securities. The total purchase price in excess of the fair value of net assets acquired which originally amounted to approximately $2,230,000 is being amortized over 25 years. Additional contingent consideration will be due if Lytton achieves pre-defined sales levels. Additional consideration of approxi-mately $154,000 based on sales levels was paid in April 1998 with the Stock Purchase Agreement providing for possible additional sales level incentives over a two year period. As the contingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Lytton have been included in the Company's statement of income since August 1, 1997.

     The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by the Company and the seller ("Modified Guaranty"). The modified terms provide that the seller will sell an amount of common stock which will provide $1,300,000 gross proceeds, and the Company will guarantee that, to the extent that the seller has less than 150,000 shares of the Company's common stock remaining, the Company will issue additional shares to the seller. In July 1998, the Company advanced the seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of the Company's common in addition to the seller having sold 5,000 shares of common stock in July, 1998. Proceeds from the sale of the Company's common stock by the seller, up to 195,000 shares, would repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the advance, the balance of the Advance would be forgiven. The Advance has been presented in the Stock-holder's Equity section of the balance sheet. The Company has also guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999 ("Extended Guaranty").

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

                      SUMMARY PRO FORMA INFORMATION

                           Nine Months Ended
                          September 30, 1997
                          ------------------

                Total revenues                 $32,784,000
                                               ===========

                Net income                      $1,176,000
                                                ==========

                Earnings per share:
                   Basic                           $.25
                                                   ====
                   Diluted                         $.19
                                                   ====

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which it is engaged as a manufacturer, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statements, as filed with the Securities and Exchange Commission ("Commission") Form SB-2 (effective September 13, 1995), and Forms S-3, effective November 11, 1996 and November 4, 1997, respectively, and as amended or supplemented.

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

     Due to the Company's utilization of just-in-time inventory tech-niques, the timely availability of many components is dependent on the Company's ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on the Company's results of opera-tions. It is important for the Company, and there are significant risks involved, to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables or turnkey products, for manufacture.

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

     With respect to the year 2000 issue, the Company is communicating with its key vendors, customers and other third parties with whom its operations are essential to inquire of their assessment of their year 2000 issue and actions being taken to resolve it. To the extent such third parties are potentially adversely affected by the "year 2000" issue, and such is not timely and properly resolved by such persons, such could disrupt the Company's operations to the extent of having to seek alternative vendors or customers that have resolved their year 2000 issue. No assurance can be given that the Company's new Visual Manufacturing software program, which to date has not been fully implemented, will be successful in its anticipated operational benefits or that the Company's key vendors and customers will have successful programs, and that any such failures, whether relating to the manufacturing operational efficiencies or the year 2000 issue, will not have a material adverse effect on the Company's business, results of operations or financial condition.

     Although management believes that the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or noncompetitive. In addition, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such tech-nologies and equipment are likely to require significant capital investment.

     Management intends to continue the Company's expansion of its geo-graphic and customer base within the United States by continuing to establish new manufacturing facilities and operations in areas to better serve existing customers and to attract new OEMs, as well as direct acquisition of contract manufacturing businesses complimentary to the Company's operations. The Company will be competing with much larger electronic manufacturing entities for such expansion opportunities. Further, any such transactions may result in potentially dilutive issu-ance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's financial results. Such transactions also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing antici-pated synergies, and the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on the Company's business and financial results.

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

     Quality control is also essential to the Company's operations, since customers demand strict compliance with design and product speci-fications. Any adverse change in the Company's excellent quality and process controls could adversely affect its relationship with customers and ultimately its revenues and profitability.

Results of Operations

     Consolidated revenues increased approximately $2,098,000 (23%) and $12,594,000 (57%) for the three months and nine months ended September 30, 1998 compared to the preceding year. The increase was largely attributable to Lytton for which sales of $5,146,000 and $14,796,000 were included for the three months and nine months ended September 30, 1998 compared to $2,779,000 for the same periods of the prior year commencing with the Company's acquisition of Lytton on July 31, 1997. There was an overall increase in domestic sales of $2,558,000 (34%) and $13,461,000 (78%), including Lytton, and a decrease in European sales of $563,000 (36%) and $964,000(20%) compared to the same periods of the preceding year. Interest and other income increased by approximately $103,000 and $98,000 for the three months and nine months ended Sep-tember 30, 1998 compared to the same periods of the preceding year.

     Sales of Techdyne (Scotland) to Compaq, accounted for approximately 28% of sales for the nine months ended September 30, 1998 compared to 45% for the same period of the preceding year. The bidding for Compaq orders has become more competitive which has continued to result in substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development and has offset some of the lost Compaq business with sales to other customers; however there can be no assurance as to the success of such efforts.

     Approximately 46% of the Company's consolidated sales for the nine months ended September 30, 1998 were made to four customers. Customers generating at least 10% of sales included Motorola (11%) and PMI Food Equipment Group (18%). PMI Food Equipment Group is Lytton's major customer and represented 42% of Lytton's sales for the nine months ended September 30, 1998. The loss of, or substantially reduced sales to any major customer, would have an adverse effect on the Company's operations if such sales are not replaced.

     Cost of goods sold as a percentage of sales remained relatively stable amounting to 87% for the three months and nine months ended September 30, 1998 compared to 88% and 86% for the same periods of the preceding year reflecting changes in product mix and a diversi-fication of the Company's customer base, including changes due to Lytton.

     Selling, general and administrative expenses increased $362,000 and $866,000 for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year. The increase resulted principally from inclusion of the selling, general and administrative expenses of Lytton.

     Interest expense increased $30,000 and $209,000 for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year. The increase reflects increases in interest of approximately $16,000 and $122,000 for the three months and nine months ended September 30, 1998 associated with financing the Lytton acquisition and increases in interest on Lytton's debt and financing agreements of approximately $11,000 and $89,000 for these periods with such interest included since Lytton's acquisition on July 31, 1997. The prime rate was 8.5% at September 30, 1998 and December 31, 1997.

Liquidity and Capital Resources

     The Company had working capital of $10,444,000 at September 30, 1998, an increase of $897,000 (9%) during the first nine months of 1998. This increase includes changes in components of working capital resulting from overall increased sales levels and reflects profitability for the period.

     Included in the changes in components of working capital was an increase of $269,000 in cash and cash equivalents, which included net cash provided by operating activities of $1,703,000, net cash used in investing activities of $1,942,000 (including $504,000 from additions to property and equipment and $154,000 from additional consideration regarding the Lytton acquisition and $1,278,000 advanced against the Lytton acquisition stock price guarantee) and net cash provided by financing activities of $490,000 including Lytton's net payments on its line of credit of $263,000, a drawdown of $600,000 on the Company's line of credit, payments on long-term debt of $638,000 and a net increase in advances from the Parent of $789,000).

     The Company has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60%, which had an outstanding balance of $1,275,000 at September 30, 1998 and $1,500,000 at December 31, 1997 and a $1,600,000 commercial revolving line of credit with interest at prime which was fully drawn down as of September 30, 1998 with an outstanding balance of $1,000,000 as of December 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. See Note 3 to "Notes to Consolidated Condensed Financial State ments."

     The Company had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $644,000 at September 30, 1998 and $663,000 at December 31, 1997, and is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $97,000 at September 30, 1998 and $127,000 at December 31, 1997, is secured by the Company's tangible personal prop-erty, goods and equipment. The Parent has guaranteed the revolving line and the three term loans and subordinated the intercompany indebt-edness due it from the Company, provided that the Company may make payments to the Parent on this subordinated debt from additional equity that is injected into the Company and from earnings, so long as the Company is otherwise in compliance with the loan agreements. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000.

     Techdyne (Scotland) had a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $330,000 at December 31, 1997 that was secured by assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit, which was not renewed, operated as an overdraft facility. No amounts were drawn on this line of credit during 1998 and no amounts were outstanding as of December 31, 1997. In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $565,000 at September 30, 1998 and $569,000 at December 31, 1997, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     On July 31, 1997, the Company acquired Lytton which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash, funded by the modified bank line of credit, as well as 300,000 shares of the Company's common stock which had a fair value of approximately $1,031,000 based on the closing price of the Company's common stock on the date of acquisition. The Company guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provides for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $154,000 for the first year of sales levels paid in April 1998. Based upon the closing price of the Company's common stock on September 30, 1998, the shares issued in the Lytton acquisition had a fair value of $1,164,000 which could result in additional consideration of approximately $1,236,000 payable in either cash or in approximately 319,000 shares of the Company's stock. The Lytton acquisition has expanded the Company's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve the Company's existing customer base with opportunities to attract new customers. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

     The Guaranty in the Stock Purchase Agreement was modified by the Company and the seller. The Company advanced approximately $1,280,000 to the seller. In addition to the seller having sold 5,000 shares of the Company's common stock in July 1998, the seller is to sell sufficient shares to yield aggregate proceeds of no more than $1,300,000 toward the Modified Guaranty. Upon the sale of seller's remaining shares up to 195,000 shares, she will repay the advance. The Company funded the advance to the seller largely through a drawdown of the previously unused $600,000 of its line of credit and advances from its Parent. To the extent that seller does not have 150,000 shares remaining the Company would make up the difference. If the sale of shares is insufficient to repay the advance, the balance would be forgiven. Pursuant to the Extended Guaranty, sale of the remaining shares is guaranteed to yield no less that $1,100,000 if sold on or prior to July 1, 1999 or else the Company will make up the difference in either cash or additional common stock or a combination of both. See Note 9 to "Notes to Consolidated Financial Statements."

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matured August 1, 1998 and was renewed on the same terms and conditions. There was an out-standing balance on this loan of $286,000 as of September 30, 1998 with $549,000 outstanding at December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $783,000 at September 30, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable over four years through August 1, 2003 with interest at prime plus 1%. There was no outstanding balance on this loan as of September 30, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $231,000 at September 30, 1998 and $390,000 at December 31, 1997. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan has a balance of approximately $167,000 at September 30, 1998 and $198,000 at December 31, 1997 and is secured by equipment. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

                       PART II -- OTHER INFORMATION
                       ----------------------------


Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     (a)  Exhibits

          Part I Exhibits

               (27)  Financial Data Schedule (for SEC use only)

          Part II Exhibits

               None

     (b)  Reports on Form 8-K

          Two Form 8-K Current Reports were filed re: Item 5, "Other Events" as follows:

               (i) July 6, 1998 relating to (a) the modified guaranty to the selling shareholder of Lytton, Incorporated; and (b) exercise of options by certain officers and directors of the Company.

               (ii) July 13, 1998 relating to extension of exercise period of publicly traded Warrants.

          No financial statements were filed with respect to the Form 8-K Current Reports.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TECHDYNE, Inc.

                                  /s/ Daniel R. Ouzts

                                By----------------------------------
                                  DANIEL R. OUZTS, Vice President/
                                  Finance, Controller and Chief
                                  Financial Officer

Dated: November 13, 1998

                              EXHIBIT INDEX

Exhibit
   No.
-------

Part I Exhibits

     (27)  Financial Data Schedule (for SEC use only)