Form 10-K
period 1998-12-31
TECHDYNE INC
filed 1999-03-30
CIK 764039

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

For the transition period from             to
                              ------------    ----------

Commission file number 0-14659
                       -------

                                 TECHDYNE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                         59-1709103
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

2230 W. 77TH STREET, HIALEAH, FLORIDA                                  33016
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                  Registrant's telephone number (305) 556-9210
                                                --------------

                       Securities registered under Section
                               12(b) of the Act:
                                      None

                       Securities registered under Section
                               12(g) of the Act:

                               Title of each class
                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold on March 11, 1999 was approximately $5,600,000.

         As of March 11, 1999 the Company had 5,250,167 outstanding shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Part III incorporates information by reference from the Information Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on June 9, 1999.

         Registrant's Registration Statement on Form SB-2 dated July 26, 1995, as amended August 21, 1995 and September 1, 1995, Registration No. 33-94998-A
Part II, Item 27, Exhibits.

         Registrant's Registration Statement on Form S-3 dated December 11, 1996, Registration No. 333-15371, Part II, Item 16, Exhibits.

         Annual Report, Form 10-K, for the years ended December 31, 1995 and 1997, Part IV, Exhibits.

         Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the year ended December 31, 1994, Part IV, Exhibits.
================================================================================

                                 TECHDYNE, INC.

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 1998

                                                                                                Page
                                                                                                ----

                                               PART I
         Item 1.  Business....................................................................... 1

         Item 2.  Properties.................................................................... 12

         Item 3.  Legal Proceedings............................................................. 13

         Item 4.  Submission of Matters to a Vote of Security Holders........................... 13

                                              PART II

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......... 14

         Item 6.  Selected Financial Data....................................................... 14

         Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                    of Operations............................................................... 15

         Item 7A. Quantitative and Qualitative Disclosure About Market Risk..................... 23

         Item 8.  Financial Statements and Supplementary Data................................... 23

         Item 9.  Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure........................................................ 23

                                              PART III

         Item 10. Directors and Executive Officers of the Registrant............................ 24

         Item 11. Executive Compensation........................................................ 25

         Item 12. Security Ownership of Certain Beneficial Owners and Management................ 25

         Item 13. Certain Relationships and Related Transactions................................ 25

                                              PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............... 25

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of Techdyne, Inc., the nature of the electronics industry in which it is engaged as a manufacturer, Techdyne, Inc.'s business strategies and plans for future operations, needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations."   Such   forward-looking   statements  are  subject  to  risks  and
uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities taken or abandoned, competition and other factors discussed periodically in Techdyne, Inc.'s reports and filings. Many of the foregoing factors are beyond the control of Techdyne, Inc.

         All forward-looking statements included in this document are based on information available to Techdyne, Inc. on the date hereof, and it assumes no obligation to update any such forward-looking statement. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of Techdyne, Inc. obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in Techdyne, Inc.'s Registration Statements, as filed with the Securities and Exchange Commission ("Commission") Form SB-2 (effective September 13, 1995), and Forms S-3, effective November 11, 1996 and November 4, 1997, respectively. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.


ITEM 1.  BUSINESS

         Techdyne, Inc. is an international contract manufacturer of electronic and electro-mechanical products, primarily manufactured to customer specifications and designed for original equipment manufacturers ("OEMs") and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Custom-designed products primarily include complex printed circuit boards ("PCBs"), conventional and molded cables and wire harnesses, and electro-mechanical assemblies. In addition, the Company also provides OEMs with value-added, turnkey contract manufacturing services and total systems assembly and integration. The Company also delivers manufacturing and test engineering services and materials management, with flexible and service-oriented manufacturing and assembly services for its customers' high-tech and rapidly changing products.

         Approximately 90% of sales are domestic and 10% are effected by the Company's wholly owned subsidiary, Techdyne (Scotland) Limited ("Techdyne (Scotland)") in the European markets and to a limited extent in the Middle East. The Company has another Scottish subsidiary, Techdyne Livingston Limited. Unless otherwise noted, Techdyne and its subsidiaries shall be referred to collectively as "Techdyne" or the "Company."

         Included among its customers are several Fortune 500 companies. Services and products are marketed through an in-house sales/marketing staff of 21 persons, in conjunction with approximately four independent manufacturer's sales representative firms with approximately 13 sales representatives.

         The Company was incorporated in Florida in 1976, acquired by Medicore, Inc. ("Medicore" or the "Parent") in 1982, and became a public company in 1985. Medicore, a Nasdaq National Market company, owns approximately 62% of the Company's common stock (approximately 70% with its convertible promissory note). See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relations and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, which is incorporated herein by reference.

         The Company's executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. The Company's telephone number is (305) 556-9210 and its internet address is www.tcdn.com.

ELECTRONIC MANUFACTURING INDUSTRY

         In recent years, the electronic contract manufacturing industry has exhibited substantial growth. The Company believes this growth has resulted from a vastly increased number of OEMs adopting an external manufacturing philosophy coupled with the growth of the electronics industry. This philosophy is motivated by the increased capital necessary to acquire modern, highly automated manufacturing equipment for the OEMs to access leading manufacturing technologies and capabilities, to reduce inventory, and to realize the cost benefits of the improved purchasing power, labor efficiency and overall cost benefits of contract manufacturers. The Company believes that many OEMs view contract manufacturers as an integral part of their manufacturing strategy. Using outsourcing for their manufacturing of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, improve inventory management and marketability. OEMs are looking more to contract manufacturers, like Techdyne, to provide a broader scope of value-added services, including manufacturing, engineering and test services. OEMs rely on contract manufacturers not only for partial component assemblies but complete turnkey manufacturing of entire finished products. Techdyne assists its customers from initial design and engineering through materials procurement, to manufacturing of the complete product and testing. Greater efficiencies are obtained by OEMs through "concurrent engineering" which gives contract manufacturers greater impact in product design, component selection, production methods and the preparation of assembly drawings and test schematics. This also gives the customer the ability to draw upon Techdyne's manufacturing expertise at the outset and minimize manufacturing bottlenecks.

         Another factor which leads OEMs to utilize contract manufacturers is reduced time-to-market. Due to intense competition in the electronics industry, OEMs are faced with increasingly shorter product life-cycles which pressures OEMs to reduce time constraints in bringing a product to market. This can be accomplished by using a contract manufacturer's established manufacturing expertise with its sophisticated, technically advanced and automated manufacturing processes. This, coupled with the elements discussed above, such as reduced production costs through economies of scale in materials procurement, improved inventory management, access to the Company's manufacturing technology, engineering, testing and related expertise, motivates OEMs to work with electronic contract manufacturers.

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

         The Company plans to build on its integrated manufacturing capabilities, final system assemblies and testing. In addition to PCBs, the Company's custom cable assembly capabilities provide it with further opportunities to leverage its vertical integration and to provide greater value added services and be more competitive. In addition, vertical integration pro-vides it with greater control over quality, delivery and cost.

         Management believes it develops closer and more economically beneficial relationships with its customers through its geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, Ohio and Scotland. The Company's diverse locations also help satisfy costs, timely deliveries and local market requirements of its customers. Management continues to pursue expansion in different markets to better serve existing customers and to obtain additional new customers. In 1997, Techdyne acquired Lytton Incorporated ("Lytton"), a private Ohio company engaged in the manufacture, assembly and sale of complex PCBs and other electronic products. The Lytton acquisition complemented the Company's operations and continued the business strategy of the Company by expanding its customer base, broadening its product line, entering a new geographic area, enhancing its manufacturing capabilities, and enabling the Company to better serve the combined existing customer base with enhanced product choices with opportunities to further attract new customers. Management continues to seek acquisitions of contract manufacturing businesses complimentary to the Company's operations.

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

         To further satisfy customer needs, the Company seeks to develop long-term customer relationships by using its state-of-the-art technology to provide timely and quick-turnaround manufacturing and comprehensive support for materials purchases and inventory control. Through its EDI (electronic data interchange), the customer is able to convey its inventory and product needs on a weekly basis based on a rolling quantity forecast.

         More emphasis is placed on value-added turnkey business for the manufacture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of its processes, and the Company's early involvement in the design process using its computer-aided design ("CAD") system.

         The Company is improving its material acquisition process in an attempt to better its purchasing power by identifying materials used across customer lines. In 1998, the Company began updating its enterprise resource planning ("ERP") system utilizing Visual Manufacturing software. The Visual Manufacturing software should also solve the "Year 2000" issues for the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Management is also attempting to consolidate vendors to achieve better purchasing power. The Company believes these efforts will provide it with better leverage in material pricing and permit the Company to be more competitive when bidding for manufacturing work and turnkey business. The Company is also attempting to better track actual costs against customer quotes which will better allow it to control costs and more accurately manage its operating margins.

PRODUCTS AND SERVICES

         Approximately 850 products, including complete turnkey finished products, sub-assemblies, molded and non-molded cable assemblies, wire harnesses, PCBs, injection molded and electronic assembly products, are manufactured by the Company for over 100 OEM customers.

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

         Fiscal 1996 reflected sales revenues of approximately 8% derived from PCBs. In 1997, the Company acquired Lytton, whose operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry. Techdyne also established a 5,500 square foot manufacturing facility in Massachusetts in 1997, in addition to Lytton's Ohio operations. These 1997 expansions resulted in PCB manufacturing to have yielded approximately 48% of the Company's sales revenues in 1998.

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

         Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. The cable sales of the Company comprised approximately 42% of the total sales revenue for 1998.

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

         Contract manufacturing, medical product sales, reworking and refurbishing together amounted to approximately 10% of sales for 1998. Management believes that PCB sales and contract manufacturing will provide the Company with substantial increases in revenues in the next few years.

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

         The Company's engineering staff reviews and structures the bill of materials for purchasing, coordinates manufacturing instructions and operations, and reviews inspection criteria with the quality assurance department. The engineering staff also determines any special capital equipment requirements, tooling and dies, which must be acquired.

         The Company's PCB assembly operations are geared toward advanced SMT. Its Lytton subsidiary provides Techdyne with increased PCB production through state-of-the-art manufacturing equipment and processes and a highly trained and experienced engineering and manufacturing workforce. The manufacturing of PCBs involves several steps including the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors.

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

         Over the last five years the Company became more involved in contract manufacturing of moderate to high volume turnkey assemblies and sub-assemblies, including injection molded and electronic assembly products. See "Business - Products" above. Finished turnkey assemblies include the entire manufacturing process from design and engineering to purchasing raw materials, manufacturing and assembly of the component parts, testing, packaging and delivery of the finished product to the customer. By contracting assembly production, OEMs are able to keep pace with continuous and complex technological changes and improvements by making rapid modifications to their products without costly retooling and without any extensive capital investments for new or altered equipment.

         The Scottish manufacturing facility, located in Livingston, Scotland, focuses mainly on the electronics industry producing primarily wire harnesses, electro-mechanical assemblies, and molded cables, incorporating multifaceted design and production capabilities.

         The Company also has "supplier partnerships" to meet customers' needs. This involves the Company accomplishing the in-house manufacturing requirements of the customer. Through EDI, the customer conveys its needs on a weekly basis based on a rolling quarterly forecast.

SUPPLIES AND MATERIALS MANAGEMENT

         Materials used in the Company's operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins. These materials are readily available from a large number of suppliers and manufacturers. The Company has not experienced any significant disruptions from shortages of materials or delivery delays of its suppliers and believes that its present sources and the availability of its required materials are adequate. The Company has a computerized system of material requirements planning, purchasing, sales and marketing functions. The Company will continue to make its materials acquisition processes more efficient through the installation and upgrading of the Visual Manufacturing software which it completed in three of its facilities in 1998 with the balance of the Company's facilities to be upgraded in 1999. This new software not only has improved its material acquisition process but also satisfies the Company's Year 2000 challenges. See "Business Strategy" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company procures components from a select group of vendors which meet its standards for timely delivery, high quality and cost effectiveness. In order to control inventory investment and avoid material obsolescence, components are generally ordered when the Company has a purchase order or commitment from its customer for the completed assembly. Techdyne uses ERP management technologies and manages its material pipelines and vendor base to allow its customers to increase or decrease volume requirements within established frameworks.

         Operational improvements implemented several years ago have improved the overall efficiency of manufacturing, particularly in the area of inventory management, including purchasing which is geared more closely to current needs resulting in reduced obsolescence problems. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

QUALITY AND PROCESS CONTROL

         In March, 1995 for its Hialeah, Florida facility, the Company received from Underwriter's Laboratories, an independent quality assurance organization, the ISO 9002 quality assurance designation, which is the international standard of quality with respect to all systems of operations, including, among others, purchasing, engineering, manufacturing, sales, inventory control and quality. Techdyne (Scotland) received its BS 5750 quality assurance designation in 1991
from  British  Standards  Institute.   Lytton
received its ISO 9002 quality designation in 1995 from Eagle Registrations, Inc. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations.

         Quality control is essential to the Company's operations since customers demand strict compliance with design and product specifications, low-cost and high quality production are primary competitive standards and are vital to the services of the Company. See "Competition" below. Product components, assemblies and sub-assemblies manufactured by the Company are thoroughly inspected visually and electronically to assure all components are made to strict specifications and are functional and safe. Management believes it is one of the manufacturers of choice for the major Fortune 500 companies, certain of which are its customers, based upon its excellent record of quality production.

         Strict process controls are also standard operating procedure. Process controls deal with the controls relating to the entire manufacturing process. The Company strives for a CPK of two, i.e., twice as critical as customer tolerances.

         During the course of initial qualification and production cycles, new and existing customers inspect the Company and its operations. Over the years the Company's product and manufacturing quality have received excellent ratings.

         Total quality, timely delivery and customer satisfaction is management's philosophy. High levels of quality in every area of Techdyne's operations are essential. Quality standards are established for each operation, performance tracked against those standards, and identifying work flow and implementing necessary changes to deliver higher quality levels. The Company maintains regular contact with its customers to assure adequate information exchange and other activities necessary to assure customer satisfaction and to support its high level of quality and on-time delivery. Any adverse change in the Company's excellent quality and process controls could adversely affect its relationships with customers and ultimately its revenues and profitability.


CUSTOMERS

         Techdyne serves a wide range of businesses from emerging growth companies to multinational OEMs involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. The Company's revenue was distributed over the following industry segments:

                                           Year Ended December 31,
                                 --------------------------------------
                                   1998           1997             1996
                                   ----           ----             ----
Data processing                     29%            40%              74%
Telecommunications                  20%             7%               9%
Instrumentation                     17%            16%               8%
Food preparation equipment (1)      18%            19%              --%
---------------

(1)      Accomplished through Lytton, acquired in July, 1997.

         The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically a substantial percentage of the Company's net sales have been to multiple locations of a small number of customers. Significant reductions or delays in sales to any of those major customers would have a material adverse effect on the Company's results of operations. In the past, certain customers have terminated their manufacturing relationship with the Company, or otherwise significantly reduced their product orders. There can be no insurance that any major customer may not terminate or otherwise significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on the Company's results of operations. The Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, the communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of the Company's customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or the Company's customers in particular, could have a material adverse effect on the Company's results of operations. In addition, the Company generates significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by the Company, the Company's operating results and financial condition would be adversely affected. In 1998, 50% of the Company's sales were made to numerous locations of five major customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The table below sets forth the respective portion of net sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of net sales in any respective period.

                            Percentage of Net Revenue

                                               1998           1997        1996
                                               ----           ----        ----
PMI Food Equipment Group ("PMI") (1)            18%              *           *
Compaq Computer Corporation ("Compaq")            *              *         35%
International Business Machines ("IBM")           *            19%         18%
EMC                                               *            10%         12%
Motorola, Inc ("Motorola")                      10%              *           *

---------------

*        less than 10% for that year

(1)      PMI is a customer of Lytton acquired July 31, 1997.

         Techdyne sells to approximately 100 additional other companies, which comprise the remaining 50% of sales for 1998. Lytton, acquired in 1997, focuses primarily in PCB production, had approximately 41% of its sales for fiscal 1998 to PMI. Techdyne (Scotland) had a substantial portion of its 1998 sales, approximately 26%, to Compaq. During the last three years, bidding for Compaq orders became more competitive due to Far Eastern competitors which resulted in substantially reduced sales to that customer with lower profit margins on remaining sales. During the fourth quarter of 1998, sales of Techdyne (Scotland) to Compaq decreased to 13% of its sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING AND SALES

         Techdyne continues to pursue expansion and diversification of its customer base and it is targeting emerging OEMs in high growth industry segments. The Company's principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through its sales managers and executive staff, and through its independent sales representatives. Sales managers, directed and supported by the executive staff, identify and attempt to develop relationships with potential customers who exemplify financial stability, a need for electronic and electro-mechanical component assembly and manufacturing, anticipated unit volume, and a history of establishing long-term relationships.

         Domestic sales are generated by six regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are also 11 in-house sales/marketing personnel, including Barry Pardon, the President of the Company. The regional sales managers have four independent manufacturer representative agencies who employ approximately 13 sales representatives. Sales are also generated through catalogues, brochures and trade shows.

         The manufacturer sales representatives, primarily marketing electronic and similar high-technology products, are retained under exclusive sales representative agreements for specific territories and are paid on a commission basis. The sales representatives cannot represent any other person engaged in the business of manufacturing services similar to those of the Company, nor represent any person who may be in competition with the Company. The agreements further prohibit the sales representative from disclosing trade secrets or calling on customers of the Company for a period of six months to one year from termination of their agreement.

         Techdyne (Scotland) has four in-house sales personnel who market its products, primarily ribbon, harness and cable assemblies, electro-mechanical products, and molded cable assemblies, as well as its reworked and refurbished products (see "Business - Products - Reworking and Refurbishing" above) to customers in Scotland, England, Ireland, Germany and the Middle East.

         Substantially all of the Company's sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some production, such as its supplier partnerships, are accomplished under open purchase orders with components released against customer requests.

BACKLOG

         At December 31, 1998, the Company's backlog of orders amounted to approximately $11,817,000, of which approximately $8,354,000 (approximately 71%) was represented by the orders from its Lytton operations and approximately $673,000 (approximately 6%) was represented by orders for Techdyne (Scotland) operations. Last year the backlog was approximately $14,029,000 of which approximately $7,300,000 was derived from Lytton operations and approximately $2,054,000 was represented by orders of Techdyne (Scotland) operations.
Management believes, based on past experience and relationships with its customers and knowledge of its manufacturing capabilities, that substantially all of its backlog orders are firm and should be filled within six months. Most of the purchase orders within which the Company performs do not provide for cancellation. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be canceled. However, based upon relationships with its customers, the Company occasionally allows cancellations and frequently rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by the Company may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

PATENTS AND TRADEMARKS

         The Company does not have nor does it rely on patents or trademarks to establish or protect its market position. Dependency is placed more on design, engineering, manufacturing cost containment, quality and marketing skills to establish or maintain market position.

COMPETITION

         Techdyne experiences substantial competition from many areas including divisions of large electronic and high-technology firms, as well as from numerous smaller, specialized companies. Competitive price advantages may also be available to competitors with less expensive off-shore operations, particularly from the Far East. The Company also competes with in-house manufacturing operations of current and potential customers. Although the Company has been expanding in the Northeast, Midwest, Southeast and Southwest areas of the United States, certain of the Company's competitors have broader geographic coverage to serve their customers and attract additional business. Many of such competitors are more established in the industry and have substantially greater financial, manufacturing and marketability resources than the Company. Techdyne may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures. During downtimes in the electronics industry, OEMs become more price sensitive. In the PCB area major competitors include ACT Manufacturing, Inc., Vickers Electronic Systems, Diversified Systems, Inc., Epic Technologies, Inc. and others. Major competitors in the cable and harness assembly market include Volex Interconnect Systems, Inc., Foxconn, ACT Manufacturing, Inc., Escod Industries and others. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

GOVERNMENTAL REGULATION

         The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental waste management and health and safety matters. Management believes that the Company complies with applicable regulations pertaining to health and safety in the workplace and the use, storage, discharge and disposal of chemicals used in its manufacturing processes. The Company periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. The current costs of compliance are not material to the Company. Nevertheless, no assurances can be given that additional or modified requirements will not be imposed in the future, and if so imposed, will not subject the Company to difficulties in compliance, the failure of which could subject the Company to future liabilities, restriction on expansion or existing production, or otherwise involve substantial additional expenditures by the Company. These regulations provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance.

EMPLOYEES

         The Company currently employs approximately 415 full-time people domestically. Of these approximately 326 are engaged in manufacturing, quality assurance and related operations, 20 in material handling and procurement, 17 are employed in marketing, including its President, 22 in engineering, and 30 are engaged in administrative, accounting, warehousing and support activities. Its Scottish subsidiary employs approximately 88 people of which 52 are in production and engineering and the balance in administrative, sales, accounting and support activities.

         In addition, to its full-time employees, the Company domestically regularly utilizes the services of temporary workers retained through local agencies. Presently there are approximately 70 such workers. Many of these temporary workers, upon fulfilling in excess of 320 hours of service, may be employed on a full time basis as needed.

         The Company has no unions and believes its relationship with its employees is good.


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

15,000 sq. ft.            7110 Brittmore            5 yrs. to August 31, 2002,
(mfg., offs. &            Houston, TX               one five year renewal
warehouse)

5,500 sq. ft.             Rte. 495 Commerce Park    5 yrs. to March 31, 2002,
(mfg. & offs.)            Milford, MA               one five year renewal

18,225 sq. ft.            800 Paloma Dr.            5 yrs. to May 31, 2002,
(mfg., offs. &            Round Rock (Austin),      one five year renewal
warehouse)                TX(2)

77,800 sq. ft.            1784 Stanley Ave.         5 yrs. to July 31, 2002,
(mfg., offs. &            Dayton, Ohio(3)           two five year renewals
warehouse)

----------

(1) THE LANDLORD IS THE COMPANY'S PARENT. THE LEASE IS AS FAVORABLE AS MAY BE OBTAINED FROM UNAFFILIATED THIRD PARTIES, WITH WHOM ALL OTHER LEASES ARE MADE, EXCEPT FOR THE LYTTON LEASE. SEE NOTE (3) HEREIN.
(2) THE COMPANY HAS SUBLET 860 SQUARE FEET OF SPACE ON A MONTH TO MONTH BASIS TO AN UNAFFILIATED PARTY.
(3) THE LANDLORD IS OWNED BY THE FORMER PRESIDENT, NOW ASSISTANT TO THE PRESIDENT, OF LYTTON, ACQUIRED BY THE COMPANY IN JULY, 1997. HE IS ALSO A NOMINEE FOR DIRECTOR OF THE COMPANY. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" OF THE COMPANY'S INFORMATION STATEMENT RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JUNE 9, 1999, INCORPORATED HEREIN BY REFERENCE. THE COMPANY HAS A RIGHT OF FIRST REFUSAL AND AN OPTION TO PURCHASE THESE PREMISES. THIS LEASE IS GUARANTEED BY THE COMPANY.

         Techdyne (Scotland) owns an approximately 31,000 square foot facility in Livingston, Scotland. The property is subject to a 15-year mortgage due July, 2009 which had a U.S. dollar equivalency of approximately $545,000 at December 31, 1998. See Item 1, "Business - Foreign Operations" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company maintains state-of-the-art manufacturing, quality control, testing and packaging equipment at all of its facilities in Florida, Ohio, Massachusetts, Texas and Scotland.

         The Company believes that its equipment and facilities are adequate for its current operations.

         The Company is subject to a variety of environmental regulations relating to its manufacturing processes and facilities. See Item 1, "Business - Government Regulations."


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending litigation.

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

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

         On November 6, 1996, the Company's common stock and Warrants were listed and traded on the Nasdaq National Market under the symbols TCDN and TCDNW, respectively, and ceased trading on the Boston Stock Exchange. The table below reflects for the periods indicated, the high and low closing sales prices for the common stock as reported by the Nasdaq National Market.

         1997
         ----
                                                 High         Low
                                                 ----         ---
         1st Quarter.....................       $8.13        $5.50
         2nd Quarter.....................        7.88         3.25
         3rd Quarter......................       4.13         2.50
         4th Quarter......................       4.75         3.00

         1998
         ----
                                                 High         Low
                                                 ----         ---
         1st Quarter......................      $4.81        $4.13
         2nd Quarter.....................        5.00         3.88
         3rd Quarter......................       4.75         3.50
         4th Quarter......................       3.50         1.88

         At March 11, 1999, the closing sales price of the common stock was $3.00.

         At March 11, 1999, the Company had 72 shareholders of record and based upon data obtained from its transfer agent it has approximately 820 beneficial owners of its common stock.

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

                             CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                       Years Ended December 31,
                                  -----------------------------------------------------------------
                                   1998           1997(1)          1996          1995        1994
                                  -------        --------        --------      --------    --------
Revenues                          $44,927        $ 33,169        $ 24,434      $ 30,424    $ 20,536
Net income                            798           1,426             743         1,315         719
Earnings per share:
    Basic                         $   .15        $    .32        $    .18      $    .40    $    .24
    Diluted                       $   .13        $    .24        $    .14      $    .27    $    .24

                             CONSOLIDATED BALANCE SHEET DATA
                                      (IN THOUSANDS)
                                        December 31,
                       -----------------------------------------------
                        1998     1997(1)    1996       1995      1994
                       -------   -------   -------   -------   -------
Working capital        $ 9,321   $ 9,547   $ 6,597   $ 4,921   $ 2,988
Total assets            23,818    24,625    13,224    12,879     8,741
Long-term debt (2)       7,581     6,926     3,842     3,415     5,823
Total liabilities       14,357    15,116     8,056     9,216     9,685
Shareholders'
    equity               9,461     9,509     5,168     3,663       944

--------------------

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

(2)      Includes advances from Parent.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company has continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Any terminations of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on the Company's results of operations or financial condition. The Company's results also depend to a substantial extent on the success of its OEM customers in marketing their products. The Company is always seeking to diversify its customer base to reduce its reliance on its few major customers. See "Business Strategy" and "Customers" under Item 1, "Business."

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

Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders were already made or anticipated by the Company. Any significant cancellations, reductions or order delays could adversely affect the results of operations.

         The Company uses ERP techniques through its Visual Manufacturing system (see Item 1, "Business - Business Strategy" and "Year 2000 Readiness" below) in its efforts to continuously develop accurate forecasts of customer volume requirements. The Company is dependent on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on the Company's results of operations. It is important for the Company, and there are significant risks involved, to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables, or turnkey products, for manufacture. See "Electronic Manufacturing Industry" and "Supplies and Materials Management" under Item 1, "Business."

         Techdyne must continuously develop improved manufacturing procedures to accommodate its customers' needs for increasingly complex products. To continue to grow and be a successful competitor, the Company must be able to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although management believes that the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or uncompetitive. In addition, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment.

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

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

         Consolidated revenues increased approximately $11,758,000 (35%) for the year December 31, 1998 compared to the preceding year. The increase was attributable principally to the inclusion of sales of Lytton for which sales of $20,062,000 were included during the current year compared to $7,170,000 for the preceding year commencing with the Company's acquisition of Lytton on July 31, 1997. There was an overall increase in domestic sales of $13,771,000 (52%), including Lytton, and a decrease in

European sales of $2,125,000 (31%) compared to the preceding year. Interest and other income increased by approximately $111,000 compared to the preceding year.

         The decline in European-based sales was mainly attributable to a decrease of approximately $1,656,000 (58%) in sales to Compaq (Europe) by Techdyne (Scotland) which was partially offset by sales to new customers and increased sales to existing customers. Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq, which accounted for approximately 26% of sales for the current year compared to 42% in the preceding year. The bidding for Compaq orders has become more competitive which has continued to result in substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development and has offset some of the lost Compaq business with sales to other customers; however there can be no assurance as to the success of such efforts.

         Approximately 50% of the Company's consolidated sales for 1998 were made to five customers. Customers generating at least 10% of sales included Motorola (10%) and PMI Food Equipment Group (18%). Approximately $8,183,000 (41%) of Lytton's sales for 1998 were to its major customer, PMI Food Equipment Group. The loss of, or substantially reduced sales to any major customer, as occurred with Avid domestically in 1996 and Compaq in Europe commencing in 1996, would have an adverse effect on the Company's operations if such sales are not replaced. See Item 1, "Business - Customers."

         Cost of goods sold as a percentage of sales remained relatively stable amounting to 88% for the year ended December 31, 1998 compared to 87% for the preceding year.

         Selling, general and administrative expenses increased by approximately $927,000 for the year ended December 31, 1998 compared to the preceding year. The increase resulted principally from inclusion of the selling, general and administrative expenses of Lytton commencing August 1, 1997.

         Interest expense increased $206,000 for the year ended December 31, 1998 compared to the preceding year. The increase reflects increases in interest of approximately $122,000 associated with the financing the Lytton acquisition and increases in interest on Lytton's debt and financing agreements of approximately $81,000. The prime rate was 7.75% at December 31, 1998 and 8.5% at December 31, 1997.

         During the year ended December 31, 1998, the Company recorded an ad-justment to the valuation allowance relating to its deferred tax assets of approximately $400,000, which was recorded in the fourth quarter of 1998, resulting in a 1998 tax provision of approximately $130,000. During the year ended December 31, 1997 the Company recorded an adjustment to the valuation allowance relating to its deferred tax assets of approximately $900,000 related to domestic operations in the fourth quarter of 1997 resulting in a 1997 tax credit of approximately $560,000 including approximately $100,000 of tax credits on foreign operations.

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

         The decline in European-based sales was mainly attributable to a decrease of approximately $5,580,000 (66%) in sales to Compaq (Europe) by Techdyne (Scotland) which was partially offset by sales to new customers and increased sales to existing customers. Revenues of Techdyne (Scotland) continue to be highly dependent on sales to Compaq, which accounted for approximately 42% of sales for the current year compared to 84% in the preceding year. The bidding for Compaq orders has become more competitive which has resulted in substantial-ly reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development, has offset some of the lost Compaq business with sales to other customers and is continuing cost reduc-tion efforts to remain competitive for Compaq business. There can be no assur-ance as to the success of such efforts.

         Approximately 63% of the Company's consolidated sales for the year December 31, 1997 were made to six customers. Customers generating at least 10% of sales included IBM (19%) and EMC and its related suppliers (10%). Approximately $2,727,000 (38%) of Lytton's sales since its acquisition by the Company on July 31, 1997 were to its major customer, PMI Food Equipment Group. The loss of, or substantially reduced sales to any major customer, as occurred with Avid domestically in 1996 and Compaq in Europe commencing in 1996, would have an adverse effect on the Company's operations if such sales are not replaced.

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

         The Company recorded an adjustment to the valuation allowance relating to its deferred tax assets of approximately $900,000 related to domestic opera-tions in the fourth quarter of 1997 resulting in a 1997 tax credit of approxi-mately $560,000 including approximately $100,000 of tax credits on foreign operations with the prior year tax expense of approximately $270,000 consisting mostly of taxes on foreign operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $9,321,000 at December 31, 1998, a decrease of $226,000 (2%) during 1998. This decrease includes changes in components of working capital resulting from overall increased sales levels.

         Included in the changes in components of working capital was an increase of $208,000 in cash and cash equivalents, which included net cash provided by operating activities of $1,544,000, net cash used in investing activities of $2,258,000 (including $823,000 from additions to property and equipment, 154,000 from additional consideration regarding the Lytton acquisi-tion and $1,278,000 advanced against the Lytton acquisition stock price guaran-
tee) and net cash provided by financing activities of $922,000 including Lytton's net borrowings on its line of credit of $414,000, a drawdown of $600,000 on Techdyne's line of credit, payments on long-term debt of $916,000 and a net increase in advances from the parent of $823,000, with both the Techdyne line of credit borrowing and advances from Parent used principally to fund the advance on the Lytton acquisition stock price guarantee).

         The Company has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60%, which had an outstanding balance of $1,200,000 at December 31, 1998 and $1,500,000 at December 31, 1997; and a $1,600,000
commercial revolving line of credit with interest at prime which was fully drawn down as of December 31, 1998 with an outstanding balance of $1,000,000 as of December 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. See
Note 2 to "Notes to Consolidated Financial Statements."

         The Company had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $636,000 at December 31, 1998 and $663,000 at December 31, 1997, and is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $87,000 at December 31, 1998 and $127,000 at December 31, 1997, is secured by the Company's tangible personal property, goods and equipment. The financing under the 1996 term loans provided cash proceeds to the Company of $215,000 which was reflected as a reduction in the intercompany advances due to the Parent which represent noncash financing activities which is a supplemental disclosure required by FAS 95. The Parent has guaranteed the revolving line and the three term loans and subordinated the intercompany indebtedness due it from the Company, provided that the Company may make payments to the Parent on this subordinated debt from additional equity that is injected into the Company and from earnings, so long as the Company is otherwise in compliance with the loan agreements. The Company was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank granted waivers as of December 31. 1996 and extended through December 31, 1997. See Note 2 to "Notes to Consolidated Financial Statements."

         The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000. Techdyne (Scotland) had a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $330,000 at December 31, 1997 that was secured by assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit was not renewed. No amounts were drawn on this line of credit. In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $545,000 at December 31, 1998 and $569,000 at December 31, 1997, based on exchange rates in effect at each of these dates. See Note 2 to "Notes to Consolidated Financial Statements."

         The Company has established a new manufacturing facility in Milford, Massachusetts with the facility having an initial five-year lease term with the Company's occupancy commencing in April 1997. This facility is intended to assist in meeting increased customer demand in the Northeastern United States, as well as to increase service levels to customers in the Northeast and to penetrate new markets. The Company has increased its manufacturing capacity at its Texas facilities to meet increased customer demand in the Southwestern United States. Most of the expenditures related to its new facilities, including leasehold improvements, equipment and furniture and fixtures, and the costs of expansion of existing facilities were provided from the proceeds from the Company's 1995 security offering.

         On July 31, 1997, the Company acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash, funded by the modified bank line of credit, as well as 300,000 shares of the Company's common stock which had a fair value of approximately $1,031,000 based on the closing price of the Company's common stock on the date of acquisition. The Company guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provides for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $154,000 for the first year of sales levels paid in April 1998. The Lytton acquisition has expanded the Company's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve the Company's existing customer base with opportunities to attract new customers. See Note 10 to "Notes to Consolidated Financial Statements."

         The Guaranty in the Stock Purchase Agreement was modified by the Company and the seller. The Company advanced approximately $1,278,000 to the seller. In addition to the seller having sold 5,000 shares of the Company's common stock in July 1998, the seller is to sell sufficient shares to yield aggregate proceeds of no more than $1,300,000 toward the Modified Guaranty. Upon the sale of seller's remaining shares up to 195,000 shares, seller will repay the advance. The Company funded the advance to the seller largely through a drawdown of the previously unused $600,000 of its line of credit and advances from its Parent. To the extent that seller does not have 150,000 shares re-maining the Company would make up the difference. If the sale of shares is in-sufficient to repay the advance, the balance would be forgiven. Pursuant to the Extended Guaranty, sale of the remaining shares is guaranteed to yield no less than $1,100,000 if sold on or prior to July 1, 1999 or else the Company will make up the difference in either cash or additional common stock or a combina-tion of both. See Note 10 to "Notes to Consolidated Financial Statements."

         Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matured August 1, 1998 and was renewed on the same terms and conditions. There was an outstanding balance on this loan of $962,000 as of December 31, 1998 with $549,000 outstanding December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $733,000 at December 31, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable through August 1, 2003 with interest at prime rate plus 1%. There was no outstanding balance on this loan as of December 31, 1998 or December 31, 1997. All these bank loans are secured by the business assets of Lytton. See Note 2 to "Notes to Consolidated Financial Statements."

         Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $112,000 at December 31, 1998 and $390,000 at December 31, 1997. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2002 with monthly payments of principal and interest of $4,298. This loan has a balance of approximately $157,000 at December 31, 1998 and $198,000 at December 31, 1997 and is secured by equipment. See Note 2 to"Notes to Consolidated Financial Statements."

         A significant customer of the Company, which accounted for 9% of sales for 1998 and 8% for the previous year, has been slow in paying amounts due to the Company. The Company had a receivable of approximately $879,000 from this customer, and held inventory of approximately $1,160,000 to fulfill a sales contract relating to this customer, which represents 15% and 14% of the Company's accounts receivable and inventory balances, respectively, as of Decem-ber 31, 1998. The Company anticipates an ongoing business relationship with this customer and believes that the receivables and inventory relating to the customer are recoverable. If any significant amount of receivables or inventory were not recoverable, this could have a material adverse effect on the Company's results of operations and financial position. See Note 11 to "Notes to Consoli-dated Financial Statements."

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

YEAR 2000 READINESS

         The Year 2000 computer information processing challenge associated with the upcoming millennium change concerns the ability of computerized information systems to properly recognize date sensitive information, with which many companies, public and private, are faced to ensure continued proper operations and reporting of financial condition. Failure to correct and comply with the Year 2000 change may cause systems that cannot recognize the new date and millenium information to generate erroneous data or to fail to operate. Management is fully aware of the Year 2000 issues, has made its assessments and has evaluated its computerized systems and equipment, and communicated with its major vendors, and has substantially made the operations of the Company year 2000 compliant.

         In 1997 the Company commenced upgrading its operations software program by acquiring a new Visual Manufacturing software package. To a lesser extent its Parent also acquired certain hardware and software of the Visual Manufacturing system. It has been and will be integrating this new software system into all of its facilities. The Company is in the process of installing the Visual Manufacturing software system into Lytton's and Techdyne (Scotland)'s operations which should be completed sometime prior to June 30, 1999. This new system has greatly enhanced the Company's ERP system, essential to bids for new business, production scheduling, inventory and information technology and overall operations. Management believes this new system is providing it with leverage in material pricing, production, timely-delivery and thereby enabling the Company to be more competitive in bidding for manufacturing business. This Visual Manufacturing system also enables the Company to better track actual costs against its quotes, thereby allowing the Company to more effectively control costs and manage operating margins. The cost of this new software program for the Florida, Texas and Massachusetts operations was approximately $366,000; and for Ohio and Scotland the cost is estimated to be approximately $220,000. Its Parent's cost for the hardware and software was approximately $58,000. The Visual Manufacturing system has been pre-tested and guaranteed by the manu-facturer to be Year 2000 compliant. The Company and its Parent have an ongoing consulting, training and servicing arrangement with the system's manufacturer for $25,000 per annum. The Visual Manufacturing system also provides the bookkeeping, accounting and financial recording and information functions for the Company, its Parent and Dialysis Corporation of America, a 68% owned public subsidiary of the Parent.

         With respect to non-information technology systems which typically include embedded technology such as microcontrollers, the major equipment used in the Company's manufacturing operations is not date sensitive and should not pose any threat of system breakdown. The quality control "Cirrus testers" have recently been tested and are Year 2000 compliant. The personal computer hardware and software systems have been checked and have been determined to be Year 2000 compliant. One computer was replaced with a newer Year 2000 compliant system at no cost. Any upgrading and replacements would cost approximately $1,500 per unit.

         The Company has communicated with its key vendors, customers and other third parties with whom its operations are essential to inquire of their assessment of their Year 2000 issues and actions being taken to resolve those issues. The Company has received approximately 90% responses of which half have given written assurance that they are Year 2000 compliant, with the balance assuring the Company they will be Year 2000 compliant before the millenium change. To the extent such third parties are potentially adversely affected by the Year 2000 issues, and such is not timely and properly resolved by such persons, this could disrupt the Company's operations to the extent that the Company will have to find alternative vendors or customers that have resolved their Year 2000 issues. No assurance can be given that the Company's new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that the Company's key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufacturing operational efficiencies or the Year 2000 issue, will not have a material adverse effect on the Company's business, results of operations or financial condition.

Other Matters

         The Company is exposed to market risks from changes in interest rate and foreign currency exchange rates.

         The Company's principal exposure on interest rates is on debt agree-ments with variable interest rates of which the Company had approximately $2,400,000 of such debt at December 31, 1998. The Company has exposure to both rising and falling interest rates. A 1% increase in rates on its year-end variable rate debt would result in a negative impact of approximately $15,000 on the Company's results of operations.

         The Company utilizes interest rate swap and other agreements on some of its debt obligations to manage sensitivity of results of operations to interest rate risk by converting variable rate obligations to fixed rate obligations. These agreements, which totaled approximately $1,933,000 as of December 31, 1998, contain provisions which can either result in a gain or a cost to the Company for early settlement of the related debt depending on whether rates have increased or decreased since the agreements were negotiated. At December 31, 1998, early settlement of these debt obligations would have had a negative impact of approximately $28,000 on the Company's results of operations.

         The Company's exposure to market risks from foreign currency exchange rates relates to its Scottish subsidiary whose results of operations when trans-lated into U.S. dollars are impacted by changes in foreign exchange rates. A 10% strengthening of the U.S. dollar against the local Scottish currency, the pound, would have negatively impacted 1998 earnings by approximately $14,000. The Company has not incurred any significant realized losses on exchange transac-tions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become signif-icant, the Company would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Finan-cial Accounting Standards Board Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consoli-dated financial statements.

INFLATION

         Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different improved products for its customers that can be sold at targeted profit margins.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This discussion is presented under the heading, "Other Matters" with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on directors of the Company is included under the caption "Election of Directors" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, which is incorporated herein by reference.

         The executive officers of the Company are elected by the board of directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified.. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of each executive officer at March 15, 1999, and their business experience during the prior five years.

   Name             Age      Position with the Company            Position Held Since
   ----             ---      -------------------------            -------------------
Thomas K. Langbein   53      Chairman of the Board and                    1982
                             Chief Executive Officer                      1990

Barry Pardon         47      President                                    1991
                             and Director                                 1990

Joseph Verga         47      Senior Vice President,                       1988
                             Treasurer                                    1985
                             Director                                     1984

Daniel R. Ouzts      52      Vice President - Finance Controller          1986

         THOMAS K. LANGBEIN was financial consultant to Medicore until 1980, when he became Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Langbein is also an officer and director of most of Medicore's subsidiaries. He is Chairman of the Board and Chief Executive Officer of Dialysis Corporation of America ("DCA"), another public subsidiary of Medicore. Mr. Langbein is also a director of Lytton and Techdyne (Scotland). In 1971, Mr. Langbein organized and currently is the President, sole director and owner of Todd & Company, Inc. ("Todd"), a broker-dealer registered with the Commission and the NASD. Mr. Langbein devotes most of his time to the affairs of the Company, Medicore and DCA. See "Certain Relationships and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference.

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

         JOSEPH VERGA joined the Company in 1979 as purchasing agent. In 1980, he became production control manager and Vice President, in 1981 the operations manager, and in 1984 was elected a director and appointed Secretary of the Company. In 1985 he was appointed Treasurer and in 1988 was made Senior Vice President of Operations.

         DANIEL R. OUZTS joined Medicore in 1980 as Controller of its plasma division, and in 1983 became Controller of Medicore and DCA. He became Vice President of Finance of the Company and Medicore in 1986. He was appointed as Vice-President and Treasurer of DCA in June, 1996. Mr. Ouzts is a certified public accountant. See "Certain Relationships and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information on executive compensation is included under the caption "Executive Compensation" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, which is incorporated herein by reference), and by any person known to the Company to beneficially own more than 5% of any class of voting security of the Company, is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Information Statement relating to the Annual Meeting of
Shareholders to be held on June 9, 1999, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of
Shareholders to be held on June 9, 1999, which is incorporated herein by reference.

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

         None

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

                      (ix) Form of 1997 Incentive Stock Option (incorporated by reference to the Company's June 24, 1997 Form 8-K, Item 7(c)(4)(ii)). *

                       (x)   Form   of   1997    Non-Qualified    Stock   Option
                             (incorporated by reference to the Company's June 24, 1997 Form 8-K, Item 7(c)(4)(iii)). *

                   (10)(i) Lease Agreement between the Company and Medicore, Inc.(1) dated July 17, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), Part IV, Item 14(c)(10)(i)).*

                      (ii) Lease Renewal Letter from the Company to Medicore, Inc.(1) dated December 19, 1994 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10(b)). *

                     (iii) Form of Exclusive Sales Representative Agreement (incorporated by reference to Medicore, Inc.'s(1) 1994 Form 10-K, Part IV, Item 14 (a) 3 (10)(lxiv)).
                             *

                      (iv) Employment Agreement between the Company and Barry Pardon dated March 13, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; Part IV,
                             Item 14(a)(10)(viii).*

                       (v) Employment Agreement between Techdyne (Scotland) Ltd.(3) and John Clark Grieve dated March 11, 1988 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(v)).*

                      (vi) Guarantee of Techdyne (Scotland) Ltd.(3) Line of Credit with Royal Bank of Scotland Plc dated March 3, 1989 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(vi)).

                     (vii) Mortgage by Techdyne (Scotland) Ltd.(3) to the Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to Medicore, Inc.'s(1) Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("Medicore June, 1994 Form 10-Q"),
                             Part II, Item 6(a)(28)(vi)). *

                    (viii) Promissory Note to Medicore, Inc.(1) dated April 10, 1995 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10 (a)(a)).
                             *

                      (ix) Loan and Security Agreement between the Company and Barnett Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 1996 ("February 1996 Form 8-K"), Item 7(c)(99)(i)). *

                       (x) Loan Agreement for $712,500 between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(v)). *

                      (xi) Promissory Note for $712,500 from the Company to Barnett Bank, dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(vi)).*

                     (xii) Mortgage and Security Agreement between Medicore, Inc.(1) and Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(vii)). *

                    (xiii) Assignment of Leases, Rents and Profits by Medicore, Inc.(1) in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(viii)). *

                     (xiv) Promissory Note for $200,000 from the Company to Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(ix)).*

                      (xv) Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to February 1996 Form 8-K, Item 7(c)(99)(x)).*

                     (xvi) Service Agreement between the Company and Medicore, Inc.(1) dated October 25, 1996 (incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-15371, Part II,
                             Item 16, Exhibit 10(a)).*

                    (xvii) First Amendment to Loan and Security Agreement, Loan Agreement and Security Agreement between the Company and Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997 ("August 12, 1997 Form 8-K"), Item 7(c)(99)(i)).*

                   (xviii) Revolving Demand Promissory Note from the Company to Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's August 12, 1997 Form 8-K, Item 7(c)(99)(ii)).*

                     (xix) Unconditional and Continuing Guaranty of Payments and Performance by Medicore, Inc.(1) in favor of Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to the Company's August 12, 1997 Form 8-K, Item 7(c)(99)(iii)).*

                      (xx) Subordination Agreement among the Company, Barnett Bank, N.A. and Medicore, Inc.(1) dated July 31, 1997 (incorporated by reference to the Company's August 12, 1997 Form 8-K, Item 7(c)(99)(iv)).*

                     (xxi) Second Amendment to Loan and Security Agreement between the Company and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's Form 8-K dated January 20, 1998 ("January, 1998 Form 8-K"), Item 7(c)(99)(i)).*

                    (xxii) Revolving Promissory Note form the Company to Barnett Bank, N.A. for $1,600,000 dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(ii)).*

                   (xxiii) Unconditional and Continuing Guaranty of Payment and Performance(3) by Medicore, Inc.(1) in favor of Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(iii)).*

                    (xxiv) Subordination Agreements(4) among the Company, Barnett Bank, N.A. and Medicore, Inc.(1) (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(iv)).*

                     (xxv) Loan Agreement for $1,500,000 between the Company and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(v)).*

                    (xxvi) Promissory Note from the Company to Barnett Bank, N.A. for $1,500,000 dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(vi)).*

                   (xxvii) Commercial Security Agreement between the Company and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K, Item 7(c)(99)(vii)).*

                  (xxviii) International Swap Dealers Association, Inc. Master Agreement between the Company and Barnett Bank, N.A. dated as of December 22, 1997 (incorporated by reference to the Company's January, 1998 Form 8-K,
                             Item 7(c)(99)(viii)).*

                    (xxix) Lease Agreement between the Company and Route 495 Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter of 1997, Item 6(a), Part II(10)).*

                     (xxx) Lease Agreement between the Company and PruCrow Industrial Properties, L.P. dated April 30, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1997 ("June, 1997 Form 8-K"), Item 7(c)(10)(i)).*

                    (xxxi) Lease Agreement between the Company and EGP Houston Partners Ltd. dated April 29, 1997 (incorporated by reference to the Company's June, 1997 Form 8-K,
                             Item 7(c)(10)(ii)).*

                   (xxxii) Stock Purchase Agreement between Patricia A. Crossley, Lytton Incorporated(2) and the Company dated July 31, 1997 (incorporated by reference to the Company's August 12, 1997 Form 8-K, Item 7(c)(2)(i)).*

                  (xxxiii) Form of Stock Option to The Investor Relations Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated May 28, 1998, Item 7(c)(10)(i)).*

                   (xxxiv) Amendment to Stock Purchase Agreement between the Company and Patricia Crossley dated June 29, 1998 (incorporated by reference to the Company's Current Report on Form 8-K dated July 6, 1998, Item 7(c)(99)(i)).*

                    (xxxv) Supplement to Prospectus dated July 13, 1998 (incorporated by reference to the Company's Current Report on Form 8-K dated July 13, 1998, Item 7(c)(99)(i)).*

                   (21)      Subsidiaries of the registrant.

                   (23)      Consents of experts and counsel.

                             (i) Consent of Independent Certified Public Accoun-
                                 tants.

                   (27)      Financial Data Schedule (for SEC use only).

-----------------

*        Documents incorporated by reference not included in Exhibit Volume.

(1) PARENT OF THE COMPANY OWNING 62% OF THE COMPANY'S OUTSTANDING SHARES (70% IF INCLUDE CONVERTIBLE PROMISSORY NOTE).

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

(d)  Schedule II - Valuation and Qualifying Accounts
     Techdyne, Inc. and Subsidiaries
     December 31, 1998

------------------------------------------   ---------  -----------------------   ------------   -----------
COL. A                                        COL. B            COL. C               COL. D        COL. E
------------------------------------------   ---------  -----------------------   ------------   -----------
                                                          Additions
                                                        (Deductions) Additions       Other
                                                          Charged     Charged       Changes
                                             Balance at  (Credited)   to Other        Add          Balance
                                             Beginning  to Cost and   Accounts      (Deduct)      at End of
Classification                               of Period    Expenses    Describe      Describe       Period
------------------------------------------   ----------  -----------------------  ------------   -----------
YEAR ENDED DECEMBER 31, 1998:
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectable accounts       $   54,000   $   2,000               $  (9,000)(1)   $   47,000
  Reserve for inventory obsolescence            223,000     437,000                (116,000)(2)      544,000
  Valuation allowance for deferred tax asset    850,465    (402,465)                    ---          448,000
                                             ----------   ---------   ---------   ---------       ----------
                                             $1,127,465   $  36,535   $       0   $(125,000)      $1,039,000
                                             ==========   =========   =========   =========       ==========

YEAR ENDED DECEMBER 31, 1997:
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectable accounts       $   83,000   $   1,000               $ (30,000)(1)   $   54,000
  Reserve for inventory obsolescence            134,000     153,000                 (64,000)(2)      223,000
  Valuation allowance for deferred tax asset  1,798,000    (947,535)                    ---          850,465
                                             ----------   ---------   ---------   ---------       ----------
                                             $2,015,000   $(793,535)  $       0   $ (94,000)      $1,127,465
                                             ==========   =========   =========   =========       ==========

YEAR ENDED DECEMBER 31, 1996:
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectable accounts       $  103,000   $   9,380               $ (29,380)(1)   $   83,000
  Reserve for inventory obsolescence            309,000      56,913                (231,913)(2)      134,000
  Valuation allowance for deferred tax asset  1,857,000     (59,000)                    ---        1,798,000
                                             ----------   ---------   ---------   ---------       ----------
                                             $2,269,000   $   7,293   $       0   $(261,293)      $2,015,000
                                             ==========   =========   =========   =========       ==========

(1) Uncollectable accounts written off, net of recoveries.
(2) Net write-offs against inventory reserves.


                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TECHDYNE, INC.


                          By  /s/ THOMAS K. LANGBEIN
                              --------------------------------------------------
                                  Thomas K. Langbein, Chairman of the
                                  Board of Directors and Chief Executive Officer

March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Title                            Date
----                                 -----                            ----

/s/ THOMAS K. LANGBEIN       Chairman of the Board
-----------------------      of Directors, Chief
    Thomas K. Langbein       Executive Officer                   March 29, 1999

/s/ BARRY PARDON             President and Director              March 26, 1999
-----------------------
    Barry  Pardon

/s/ JOSEPH VERGA             Senior Vice President,
-----------------------      Treasurer and Director              March 26, 1999
    Joseph Verga

/s/ DANIEL R. OUZTS          Vice President and Controller       March 26, 1999
-----------------------
    Daniel R. Ouzts

/s/ PETER D. FISCHBEIN       Director                            March 29, 1999
-----------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE       Director                            March 29, 1999
-----------------------
    Anthony C. D'Amore




                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENTS SCHEDULES

                          YEAR ENDED DECEMBER 31, 1998

                                 TECHDYNE, INC.

                                HIALEAH, FLORIDA



                        FORM 10-K--ITEM 14(A)(1) AND (2)

                         TECHDYNE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS



The  following   consolidated   financial  statements  of  Techdyne,   Inc.  and
subsidiaries are included in Item 8:


                                                                                   Page
                                                                                   ----

    Consolidated Balance Sheets - December 31, 1998 and 1997.                      F-3

    Consolidated Statements of Income - Years ended December 31, 1998,
      1997, and 1996.                                                              F-4

    Consolidated Statements of Stockholders' Equity - Years ended
      December 31, 1998, 1997 and 1996.                                            F-5

    Consolidated Statements of Cash Flows - Years ended December 31, 1998,
      1997, and 1996.                                                              F-6

    Notes to Consolidated Financial Statements - December 31, 1998.                F-7

    The  following   financial   statement   schedule  of  Techdyne,   Inc.  and
subsidiaries is included in Item 14(d):

    Schedule II - Valuation and qualifying accounts.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Techdyne, Inc.

We have audited the accompanying consolidated balance sheets of Techdyne, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techdyne, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

March 22, 1999
Miami, Florida

                                        TECHDYNE, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,    DECEMBER 31,
                                                                                      1998             1997
                                                                                   ------------    ------------
                            ASSETS
Current assets:
  Cash and cash equivalents                                                        $  1,659,737    $  1,451,564
  Accounts receivable, less allowances of $47,000 at December 31, 1998
    and $54,000 at December 31, 1997                                                  5,769,868       5,707,471
  Inventories, less allowances for obsolescence of $544,000 at
    December 31, 1998 and $223,000 at December 31, 1997                               7,874,500       8,325,309
  Prepaid expenses and other current assets                                             165,925         574,250
  Deferred tax asset                                                                    466,259       1,010,558
                                                                                   ------------    ------------
             Total current assets                                                    15,936,289      17,069,152

Property and equipment:
  Land and improvements                                                                 199,200         198,000
  Buildings and building improvements                                                   769,204         764,571
  Machinery and equipment                                                             6,846,863       6,176,733
  Tools and dies                                                                        844,988         844,132
  Leasehold improvements                                                                308,074         241,934
                                                                                   ------------    ------------
                                                                                      8,968,329       8,225,370
  Less accumulated depreciation and amortization                                      3,892,293       2,984,825
                                                                                   ------------    ------------
                                                                                      5,076,036       5,240,545
Deferred expenses and other assets                                                      122,578          79,707
Costs in excess of net tangible assets acquired, less accumulated amortization of $192,000 at December 31, 1998
     and $85,000 at December 31, 1997                                                 2,682,938       2,235,743
                                                                                   ------------    ------------
                                                                                   $ 23,817,841    $ 24,625,147
                                                                                   ============    ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                                                       $    962,407    $    548,698
  Accounts payable                                                                    3,233,202       4,214,639
  Accrued expenses                                                                    1,534,785       1,745,926
  Current portion of long-term debt                                                     764,550         909,080
  Income taxes payable                                                                  120,027         103,559
                                                                                   ------------    ------------
          Total current liabilities                                                   6,614,971       7,521,902
Deferred gain on sale of real estate                                                    161,047         161,047
Deferred income taxes                                                                        --         507,003
Long-term debt, less current portion                                                  4,450,578       4,619,066
Advances from parent                                                                  3,130,588       2,307,221

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and
    outstanding 5,250,167 shares in 1998 and 5,135,167 shares in 1997                    52,501          51,351
  Capital in excess of par value                                                     11,139,291      10,612,691
  Accumulated deficit                                                                  (307,936)     (1,105,648)
  Accumulated other comprehensive loss                                                  (31,638)        (49,486)
  Notes receivable from options exercised                                              (113,850)             --
  Advance on subsidiary acquisition price guarantee                                  (1,277,711)             --
                                                                                   ------------    ------------
             Total stockholders' equity                                               9,460,657       9,508,908
                                                                                   ------------    ------------
                                                                                   $ 23,817,841    $ 24,625,147
                                                                                   ============    ============

                                See notes to consolidated financial statements.

                               TECHDYNE, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME


                                                           YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                     1998           1997            1996
                                                 ------------   ------------    ------------
Revenues:
  Sales                                          $ 44,665,925   $ 33,019,331    $ 24,116,018
  Interest and other income                           260,806        149,449         318,162
                                                 ------------   ------------    ------------
                                                   44,926,731     33,168,780      24,434,180
Cost and expenses:
  Cost of goods sold                               39,277,746     28,716,910      20,747,534
  Selling, general and administrative expenses      4,061,205      3,134,001       2,404,456
  Interest expense                                    662,856        456,621         271,736
                                                 ------------   ------------    ------------
                                                   44,001,807     32,307,532      23,423,726
                                                 ------------   ------------    ------------

Income before income taxes                            924,924        861,248       1,010,454

Income tax provision (benefit)                        127,212       (564,271)        267,746
                                                 ------------   ------------    ------------

            Net income                           $    797,712   $  1,425,519    $    742,708
                                                 ============   ============    ============

Earnings per share:
  Basic                                          $        .15   $        .32    $        .18
                                                 ============   ============    ============
  Diluted                                        $        .13   $        .24    $        .14
                                                 ============   ============    ============

                       See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                  ACCUMULATED       NOTES     ADVANCE
                                           CAPITAL IN                  ACCUMU-      OTHER       RECEIVABLE  SUBSIDIARY
                                  COMMON    EXCESS OF  COMPREHENSIVE    LATED    COMPREHENSIVE      STOCK      PRICE
                                   STOCK    PAR VALUE     INCOME       DEFICIT   INCOME (LOSS)    OPTIONS    GUARANTEE     TOTAL
                                 ---------  ---------- ------------- ----------- -------------   ----------  ---------- -----------

Balance at January 1, 1996       $  40,433  $7,153,581               $(3,273,875) $ (257,262)                           $ 3,662,877
Comprehensive income:
   Net income                           --          --  $  742,708       742,708          --
   Other comprehensive income:
   Foreign currency
     translations adjustments                              362,026                   362,026
                                                        ----------

       Comprehensive income                             $1,104,734                                                        1,104,734
                                                        ==========
   Note conversion by Medicore
     (200,000 shares)                2,000     348,000                        --          --                                350,000

   Exercise of stock options           507      50,193                        --          --                                 50,700
                                 ---------  ----------                        --  ----------                            -----------
Balance at December 31, 1996        42,940   7,551,774                (2,531,167)    104,764                              5,168,311
Comprehensive income:
   Net income                           --         --   $1,425,519     1,425,519          --
   Other comprehensive income:
   Foreign currency translation
     adjustments                                          (154,250)                 (154,250)
                                                        ----------

       Comprehensive income                             $1,271,269                                                        1,271,269
                                                        ==========
   Note conversion by Medicore
     (500,000 shares)                5,000     870,000                        --          --                                875,000

   Shares issued in subsidiary
     acquisition (300,000 shares)    3,000   1,997,000                        --          --                              2,000,000
   Exercise of stock options
     and warrants                      411     193,917                        --          --                                194,328
                                 ---------  ----------                ----------  ----------                            -----------
Balance at December 31, 1997        51,351  10,612,691                (1,105,648)    (49,486)                             9,508,908
Comprehensive income:
   Net income                                           $  797,712       797,712
   Other comprehensive income:
   Foreign currency translation
     adjustments                                            17,848                    17,848
                                                        ----------

       Comprehensive income                             $  815,560                                                          815,560
                                                        ==========
Exercise of stock options
  and warrants                       1,150     113,850                                           (113,850)                    1,150
Consultant stock options                        12,750                                                                       12,750
Subsidiary acquisition
  price adjustment                             400,000                                                                      400,000
Advance on subsidiary
  acquisition price guarantee                                                                                (1,277,711) (1,277,711)
                                 --------- -----------                ----------  ----------  -----------  ------------ -----------
Balance at December 31, 1998     $  52,501 $11,139,291                $ (307,936) $  (31,638) $  (113,850) $ (1,277,711)$ 9,460,657
                                 ========= ===========                ==========  ==========  ===========  ============ ===========

                                       TECHDYNE, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                      1998           1997           1996
                                                                   -----------    -----------    -----------
Operating activities:
  Net income                                                       $   797,712    $ 1,425,519    $   742,708
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                     996,919        616,663        368,618
      Amortization                                                     118,104         52,576         15,430
      Bad debt expense                                                   2,179          1,282          9,380
      Provision for inventory obsolescence                             437,095        153,011         56,913
      Deferred income taxes (benefit)                                  (10,295)      (503,555)         3,266
      Consultant stock option expense                                   12,750
      Increase (decrease) relating To operating activities from:
        Accounts receivable                                            (55,293)    (1,420,709)       110,804
        Inventories                                                     22,274     (2,797,742)       584,248
        Prepaid expenses and other
         current assets                                                410,884       (137,786)       228,554
        Accounts payable                                              (987,521)       474,334       (698,395)
        Accrued expenses                                              (213,984)       (91,805)      (480,917)
        Income taxes payable                                            13,362       (276,463)      (215,143)
                                                                   -----------    -----------    -----------
          Net cash provided by (used in) operating activities        1,544,186     (2,504,675)       725,466

Investing activities:
  Subsidiary acquisition payments                                     (153,818)    (2,166,010)            --
  Advance on subsidiary acquisition price guarantee                 (1,277,711)            --             --
  Additions to property and equipment,
    net of minor disposals                                            (823,419)    (1,449,077)      (479,815)
  Deferred expenses and other assets                                    (3,520)        44,386         (6,808)
                                                                   -----------    -----------    -----------
          Net cash used in investing activities                     (2,258,468)    (3,570,701)      (486,623)

Financing activities:
  Borrowings to finance subsidiary acquisition                         600,000      2,500,000             --
  Short-term line of credit borrowings                                 413,709        548,698             --
  Exercise of stock options and warrants                                 1,150        194,328         50,700
  Proceeds from long-term borrowings                                        --             --        181,476
  Payments on long-term borrowings                                    (916,470)      (273,437)      (140,443)
  Increase (decrease)in advances from parent                           823,367        724,651        336,483
  Deferred financing costs                                                  --         (2,657)       (14,438)
                                                                   -----------    -----------    -----------
          Net cash provided by financing activities                    921,756      3,691,583        413,778

Effect of exchange rate fluctuations on cash                               699       (118,690)       142,085
                                                                   -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents                       208,173     (2,502,483)       794,706
Cash and cash equivalents at beginning of year                       1,451,564      3,954,047      3,159,341
                                                                   -----------    -----------    -----------
Cash and cash equivalents at end of year                           $ 1,659,737    $ 1,451,564    $ 3,954,047
                                                                   ===========    ===========    ===========

                               See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The Company is in one business segment, the manufacture of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries.

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

INVENTORIES

         Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of following:

                                      DECEMBER 31,             DECEMBER 31,
                                          1998                     1997
                                      ------------             ------------
Finished goods                         $  794,297               $  554,903
Work in process                         1,845,954                1,772,724
Raw materials and supplies              5,234,249                5,997,682
                                       ----------               ----------
                                       $7,874,500               $8,325,309
                                       ==========               ==========

PROPERTY AND EQUIPMENT

         Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are generally 25 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment; 3 to 10 years for tools and dies; and 5 to 15 years for leasehold improvements. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets the related cost and accumulated depreciation are removed and any gain or loss is recognized.

LONG-LIVED ASSET IMPAIRMENT

         Pursuant to Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of," impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. The Company, based on current circumstances, does not believe any indicators of impairment are present.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

DEFERRED EXPENSES

         Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans.

COST IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED

         Cost in excess of net tangible assets acquired is being amortized on a straight-line basis over 25 years. If, in the opinion of management, an impairment of value occurs, based on the undiscounted cash flow method, any writedowns will be charged to expense.

FOREIGN OPERATIONS

         The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of accumulated other comprehensive income included in stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in the results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time the transactions are recorded and the balance sheet date.

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

STOCK-BASED COMPENSATION

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), permits a company to elect to follow the accounting provisions of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25.

EARNINGS PER SHARE

         Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price, shares assumed to be converted relating to the convertible promissory note to the Company's Parent (with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted) and contingent shares for the stock price guarantee for the acquisition of Lytton.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                 YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1998         1997         1996
                                                          ----------   ----------   ----------
Net income - numerator basic computation                  $  797,712   $1,425,519   $  742,708
Effect of dilutive securities:
Interest adjustment on convertible note                      134,436      169,525      175,766
                                                          ----------   ----------   ----------
Net income, as adjusted for assumed conversion-
   numerator diluted computation                          $  932,148   $1,595,044   $  918,474
                                                          ==========   ==========   ==========

Weighted average shares - denominator basic computation    5,193,140    4,510,375    4,165,042
Effect of dilutive securities:
Warrants                                                          --       85,987      337,698
Stock options                                                238,033      247,886      296,019
Contingent stock - acquisition                               373,285       65,652           --
Convertible note                                           1,347,729    1,699,494    1,762,066
                                                          ----------   ----------   ----------
Weighted average shares, as adjusted - denominator         7,152,187    6,609,394    6,560,825
                                                          ==========   ==========   ==========

Earnings per share:
   Basic                                                  $      .15   $      .32   $      .18
                                                          ==========   ==========   ==========
   Diluted                                                $      .13   $      .24   $      .14
                                                          ==========   ==========   ==========

         Neither the 1995 publicly offered warrants exercisable at $4.00 per share nor underwriter warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable at $6.60 per share and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share have been included since they were anti-dilutive.

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

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets is comprised as follows:

                                                  DECEMBER 31,    DECEMBER 31,
                                                     1998            1997
                                                  -----------     ------------
             United Kingdom VAT tax receivable      $ 64,083        $283,106
             Other                                   101,842         291,144
                                                    --------        --------
                                                    $165,925        $574,250
                                                    ========        ========

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities is comprised as follows:

                                                  DECEMBER 31,   DECEMBER 31,
                                                     1998            1997
                                                  ------------   ------------
             United Kingdom VAT tax payable        $  142,310     $  342,112
             Accrued compensation                     400,680        493,660
             Other                                    991,795        910,154
                                                   ----------     ----------
                                                   $1,534,785     $1,745,926
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

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

COMPREHENSIVE INCOME

          In 1998 the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholder's Equity. Prior year financial statements have been reclassified to conform with these requirements.

NEW PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Finan-cial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consoli-dated financial statements.

NOTE 2--LONG-TERM DEBT

         On February 8, 1996, the Company refinanced its term loan by entering into three loan agreements with a Florida bank. One credit facility was a $2,000,000 line of credit due on demand secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bore interest at the bank's prime rate plus 1.25%. In

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 2--LONG-TERM DEBT--CONTINUED

conjunction with the Company's acquisition of Lytton on July 31, 1997, this line of credit was modified and increased to $2,500,000 with the interest rate re-duced to prime plus .75% and various other modifications. The line was fully drawn down in connection with this acquisition with $2,500,000 remaining out-standing, with interest due at 9.25%, until the line was refinanced in December 1997.

         The $2,500,000 line of credit agreement was refinanced and replaced effective December 29, 1997 with a five-year $1,500,000 commercial term loan and a $1,600,000 commercial revolving line of credit. The $1,600,000 line of credit had an outstanding balance of $1,600,000 at December 31, 1998 and $1,000,000 at December 31, 1997. This line matures May 1, 2000 and has monthly payments of interest at prime. Both credit facilities are collateralized by the corporate assets of Techdyne. The new commercial term loan, with an outstanding balance of $1,200,000 at December 31, 1998 and $1,500,000 at December 31, 1997, matures
December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage the Company's exposure to interest rates by effectively converting a variable rate obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%. Early termination of the swap agreement, either through prepayment or default on the term loan, may result in a cost or a benefit to the Company. The December 29, 1997 refinancing represents a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95).

         The bank also extended two commercial term loans to the Company in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $636,000 at December 31, 1998 and $663,000 at December 31, 1997 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot. Under this term loan the Company was obligated to adhere to a variety of affirmative and negative covenants.

         The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $87,000 at December 31, 1998 and $127,000 at December 31, 1997 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

         The February 1996 financing under the term loans provided cash proceeds to the Company of approximately $181,000 and included payment of the balance due under the Company's previous term loan of $517,000 and payment of a mortgage of the Parent, including accrued interest, on a building leased to the Company of $215,000 which was reflected as a reduction in the intercompany advances due the Parent, representing noncash financing activities which is a supplemental disclosure required by FAS 95.

         The Parent has unconditionally guaranteed the payment and performance by the Company of the revolving loan and the three commercial term loans and has subordinated the Company's intercompany indebtedness to the Parent to the bank's position. There are cross defaults between the revolving line and term loans exclusive of the $200,000 term loan.

         Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matured August 1, 1998 and was renewed on the same terms and conditions through June 30, 1999. There was an outstanding balance on this loan of approximately $962,000 at December 31, 1998 and $549,000 at December 31, 1997. The interest rate on this loan was 8.25% at December 31, 1998 and 9% at December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 2--LONG-TERM DEBT--CONTINUED

monthly payments of $16,667 plus interest, at  which  time  Lytton  will have an option to convert the note to a variable rate. This loan is subject to a pre-payment penalty during the fixed rate period. The balance outstanding on this loan was approximately $733,000 as of December 31, 1998 and $933,000 as December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable through August 1, 2003 with interest at prime plus 1%. There was no outstanding balance on this loan as of December 31, 1998 or Decem-ber 31, 1997. All of these bank loans are secured by the business assets of Lytton.

Long-term debt is as follows:                                                            DECEMBER 31,
                                                                                   -------------------------
                                                                                      1998           1997
                                                                                   ----------     ----------
Term loan secured by real  property of Parent with a carrying  value of $976,000 at December 31, 1998. Monthly payments of principal and interest as described
   above                                                                           $  636,438     $  662,533

Term loan secured by tangible  personal  property,  goods and  equipment  with a carrying  value of  $6,190,000 at  December 31,  1998.  Monthly  payments  of principal and interest as described
   above.                                                                              86,763        126,764

Commercial term loan secured by corporate  assets of the Company with a carrying value of approximately  $14,762,000 at December 31, 1998. Monthly payments of principal and interest as
   described above.                                                                 1,200,000      1,500,000
Three year revolving line of credit agreement  maturing May 1, 2000.  Secured by corporate  assets  of the  Company  with a  carrying  value of  approximately
   $14,762,000 at December 31, 1998.  Monthly payments of interest as described
   above.                                                                           1,600,000      1,000,000

Mortgage note secured by land and building  with a net book value of $840,000 at
   December 31,  1998.  Quarterly  payments of  approximately  $20,000  based on exchange  rates at December  31, 1998 for 15 years  commencing  October  1994
   including interest at 2% above bank base rate.                                     544,528        569,431

Installment loan requiring  monthly payments of $16,667 plus interest at 9%. The loan is secured by all  business  assets of Lytton  with a carrying  value of approximately  $9,111,000 at December 31, 1998. Monthly payments of principal
   and interest as described above.                                                   733,333        933,333

Equipment loan requiring  monthly payments of $4,298 including  interest at 5.5%
   and maturing in April 2002. The loan is secured by equipment of Lytton with a
   carrying value of approximately $503,000 at December 31, 1998.                     156,746        198,445

Equipment financing  obligations  requiring combined monthly payments of $19,467 as of  December  31, 1998 as  described  below,  including  interest at rates ranging from 8.55% to 10.09% and secured by the related assets of Lytton with
   a carrying value of approximately $341,000 at December 31, 1998.                   112,320        390,033

Other                                                                                 145,000        147,607
                                                                                   ----------     ----------
                                                                                   $5,215,128     $5,528,146
Less current portion                                                                  764,550        909,080
                                                                                   ----------     ----------
                                                                                   $4,450,578     $4,619,066
                                                                                   ==========     ==========

         The prime rate was 7.75% as of December 31, 1998 and 8.50% as of December 31, 1997.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 2-LONG-TERM DEBT--CONTINUED

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

         Scheduled maturities of long-term debt outstanding at December 31, 1998 are approximately : 1999---$765,000; 2000---$2,403,000; 2001---$1,181,000;
2002---$500,000; 2003---$54,000; thereafter---$312,000. Interest payments on all of the above debt amounted to approximately $513,000, $270,000 and $136,000 in 1998, 1997 and 1996, respectively.

         The Company's line of credit and term loan contain certain restrictive covenants that, among other things, restrict the payment of dividends, restrict additional indebtedness, and require maintenance of certain financial ratios.

NOTE 3--INCOME TAXES

         The Company files separate federal and state income tax returns from its Parent, with its income tax liability reflected on a separate return basis.

         The Company has a net operating loss carryforward of approximately $2,400,000 at December 31, 1998 and $3,805,000 at December 31, 1997, expiring between 2003 and 2010. The Company's new subsidiary Lytton, is included in the Company's consolidated federal tax return effective August 1, 1997 with the Company's net operating loss carryforwards able to be utilized to offset any income taxable for federal tax return purposes generated by this subsidiary.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance of $448,000 at December 31, 1998 and $850,465 at December 31, 1997, has been recognized to offset the deferred tax assets. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                       1998            1997
                                                                    ----------      ----------
         Deferred tax liabilities:
            Depreciation                                              $422,577        $399,000
            Accelerated capital allowances (Scotland)                       --          99,003
            Other                                                       14,952           9,000
                                                                    ----------      ----------
                  Total deferred tax liability                         437,529         507,003
         Deferred tax assets:
            Inventory obsolescence                                     321,982         212,023
            Cost capitalized in ending inventory                        59,292          63,000
            Accrued expenses                                            21,966          85,000
            Tax credits                                                 48,000             ---
            Other                                                       66,453          69,000
                                                                    ----------      ----------
               Sub-total                                               517,693         429,023
         Net operating loss carryforward                               884,792       1,432,000
                                                                    ----------      ----------
                     Total deferred tax assets                       1,402,485       1,861,023
         Valuation allowance for deferred tax assets                  (448,000)       (850,465)
                                                                    ----------      ----------
            Net deferred tax assets                                    954,485       1,010,558
                                                                    ----------      ----------
            Net deferred tax asset                                  $  516,956      $  503,555
                                                                    ==========      ==========


                         TECHDYNE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                DECEMBER 31, 1998

NOTE 3--INCOME TAXES--CONTINUED

         A valuation allowance has been provided that offsets a portion of the deferred tax asset recorded at December 31, 1998 as management believes that it is more likely than not, based on the weight of the available evidence, this portion of the deferred tax asset will not be realized.

Deferred taxes in the accompanying balance sheets consist of the following components:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                       1998             1997
                                                                    ----------      ----------
         Current deferred tax asset                                 $  481,211      $1,010,558
         Current deferred tax liability                                (14,952)             --
                                                                    ----------      ----------
         Net current deferred tax asset                                466,259       1,010,558
         Long-term deferred tax asset                                  473,274              --
         Long-term deferred tax liability                             (422,577)       (507,003)
                                                                    ----------      ----------
         Net long-term deferred tax asset (liability)                   50,697        (507,003)
                                                                    ----------      ----------

         Net deferred tax asset                                     $  516,956      $  503,555
                                                                    ==========      ==========

For financial reporting purposes, income before income taxes includes the following components:

                                              YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                    1998             1997              1996
                                ------------     ------------      -----------
         United States income    $ 1,462,390     $  1,150,804      $   227,813
         Foreign (loss) income      (537,466)        (289,556)         782,641
                                 -----------     ------------      -----------
                                 $   924,924     $    861,248      $ 1,010,454
                                 ===========     ============      ===========

Significant components of the provision (benefit) for income taxes are as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1998         1997          1996
                                                                ---------    ---------    ---------
         Current:
            Federal                                             $  53,992    $  34,148    $   5,000
            Foreign                                                    --      (95,864)     259,270
            State                                                  83,515        1,000           --
                                                                ---------    ---------    ---------
                                                                  137,507      (60,716)     264,270
         Deferred:
            Federal                                                85,602     (503,555)          --
            Foreign                                               (95,897)          --        3,476
                                                                ---------    ---------    ---------
                                                                  (10,295)    (503,555)       3,476
                                                                ---------    ---------    ---------
                                                                $ 127,212    $(564,271)   $ 267,746
                                                                =========    =========    =========

Techdyne (Scotland) files separate income tax returns in the United Kingdom.

         The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense (benefit) is:

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 3-INCOME TAXES--CONTINUED

                                                                     YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1998         1997          1996
                                                                ---------    ---------    ---------
         Statutory tax rate (34%) applied to income before
             income taxes                                       $ 314,474    $ 292,824    $ 343,554
         Increases (reduction) in taxes resulting from:
            State income taxes-net of federal income
             tax effect                                            74,628       31,263           --
            Benefit of net operating losses                            --     (893,000)     (73,000)
            Tax rate differential relating to tax benefit of
               foreign operating loss                              86,841           --           --
            Non deductible items                                   40,780       20,593           --
           Change in deferred tax valuation allowance            (402,465)          --           --
         Other                                                     12,954      (15,951)      (2,808)
                                                                ---------    ---------    ---------
                                                                $ 127,212    $(564,271)   $ 267,746
                                                                =========    =========    =========

         Undistributed earnings of the Company's foreign subsidiary amounted to approximately $2,294,000 at December 31, 1998 and $2,736,000 December 31, 1997.
Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $115,000 and $137,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1998 and December 31, 1997, respectively.

         Income tax payments were approximately $32,000, $269,000 and $487,000 in 1998, 1997 and 1996, respectively.

NOTE 4--TRANSACTIONS WITH PARENT

         The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs have been charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a service agreement for $408,000 per year. The amount of expenses allocated by the Parent and those covered under the service agreement effective October 1, 1996 totaled $408,000 in 1998, 1997 and 1996.

         The advances from Parent were made under a demand convertible promissory note and bear interest at 5.7%. The balance of the note including accrued interest, which amounted to $2,427,000 at December 31, 1998 and $2,292,000 at December 31, 1997, may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. The Parent converted $350,000 of this note into 200,000 shares of the Company's common stock in June 1996, increasing its ownership interest in the Company at that time from 62.5% to 64.3%. As a result of the Lytton Acquisition, the Parent's ownership was diluted to 58.9%. In November 1997, the Parent converted $875,000 of this note into 500,000 shares of the Company's common stock increasing its ownership interest to 62.9%. Advances from the Parent on the balance sheet includes the convertible note balance and an advance payable to the Parent of approximately $704,000 at December 31, 1998 and $15,000 at December 31, 1997 with interest at 5.7%. Interest on the net advances amounted to $156,000, $152,000 and $140,000, in 1998, 1997 and 1996, respectively, and is included in the net balance due the Parent.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 4-TRANSACTIONS WITH PARENT--CONTINUED

         The Company has deferred the gain on the sale of real property to its Parent of approximately $161,000. The premises are leased from the Parent under a 5-year net lease expiring March 31, 2000 at an annual rental of $94,000 plus applicable taxes.

         The Parent has agreed not to require repayment of the intercompany advances prior to January 1, 2000 and, therefore, the advances have been classified as long-term at December 31, 1998.

         The Company  manufactures certain products for the Parent. Sales of the
products  were  $172,000,   $214,000  and  $278,000  in  1998,  1997  and  1996,
respectively.

NOTE 5--RELATED PARTY TRANSACTIONS

         For the years ended December 31, 1998, 1997 and 1996, respectively, the Company paid premiums of approximately $348,000, $325,000 and $312,000, for insurance through a director and stockholder, and the relative of a director and stockholder.

         For the years ended December 31, 1998, 1997 and 1996, respectively, legal fees of $47,000, $53,000 and $32,000, were paid to an officer of the Parent who acts as general counsel for the Company and the Parent.

         Lytton has a deferred compensation agreement with its former President. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the period ending December 31, 1998, a total of $59,000 was paid under this agreement. The balance outstanding under this agreement amounted to approximately $108,000 at December 31, 1998 and $167,000 at December 31, 1997.

NOTE 6--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         Lytton leases its operating facilities from an entity, which is owned by Lytton's former owner and former President. The operating lease, which expires July 31, 2002, requires monthly lease payments of approximately $17,900 for the first year, adjusted in subsequent years for the Consumer Price Index, and contains renewal options for a period of five to ten years at the then fair market rental value. The Company leases several facilities including that of Lytton and those under lease from its Parent which expire at various dates through 2002 with renewal options for a period of five years at the then fair market rental value. The Company's aggregate lease commitments at December 31, 1998, are approximately: 1999---$645,000, 2000---$545,000, 2001---$519,000,
2002---$350,000 and 2003---$238,000. Total rent expense was approximately $817,000, $656,000 and $491,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

         Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company has adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton for the year ended December 31, 1998 and December 31, 1997 amounted to approximately $48,000 and $50,000.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 6-COMMITMENTS AND CONTINGENCIES--CONTINUED

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

         In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors and employees. These options are exercisable for a period of five years at $1 per share. On June 30, 1998, 115,000 of these options were exercised, with a balance of 56,600 outstanding as of December 31, 1998. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the stockholders' equity section of the balance sheet with interest at 5.16%.

         On February 27, 1995 the Company granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. These options vested immediately and may be exercised for cash or subject to board approval, in part by cash, (minimum par value for the shares purchased) and the balance by a three-year recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until default, if any, on the note. In April 1995, the Company granted a non-qualified stock option for 10,000 shares which vested immediately, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

         In June 1997, the Company adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, the closing price of the common stock on the grant date.

         In May, 1998, as part of the consideration pursuant to an agreement for investor relations and corporate communications services, the Company granted options for 25,000 shares of its common stock exercisable for three years through May 14, 2001 at $4.25 per share. Options for 6,250 shares of the Company's common stock vested during 1998 with no additional options to vest due to cancellation of this agreement in August, 1998. Pursuant to FAS 123, the Company recorded $13,000 expense for options vesting under this agreement.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 7--STOCK OPTIONS--CONTINUED

model with the following weighted-average assumptions for the options issued during 1998 and 1997: risk-free interest rate of 5.55% and 5.59%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .58 and .60; and an expected life of the options of 3 years for the options issued during 1998 and 2.5 years for the options issued during 1997.

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Since the options vested immediately, the Company's pro forma disclosure recognizes expense upon issuance of the options which would have no effect on 1996 net income. The Company's pro forma information for options issued is as follows:

                                                  1998              1997
                                                --------          --------
       Pro forma net income                     $790,000          $927,000
                                                ========          ========
       Pro forma earnings per share:
          Basic                                 $    .15          $    .21
                                                ========          ========
          Diluted                               $    .13          $    .17
                                                ========          ========

         A summary of the Company's stock option activity, for the years ended December 31, follows:

                                             1998                              1997                            1996
                                             ----                              ----                            ----
                                                WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
                                    OPTIONS      EXERCISE PRICE       OPTIONS     EXERCISE PRICE       OPTIONS      EXERCISE PRICE
                                    -------      --------------       -------     --------------       -------      --------------
Outstanding-beginning of year       699,100                           326,500                          378,400
Granted                               6,250            $4.25          375,000         $3.25                 --
Exercised                          (115,000)           $1.00             (300)         1.00            (50,700)         $1.00
Expired                                  --                            (2,100)         1.00             (1,200)          1.00
                                    -------                           -------                          -------
Outstanding-end of year:            590,350                           699,100                          326,500
                                    =======                           =======                          =======
Outstanding and exercisable
  at end of year:
May 1994 options                     56,600             1.00          171,600          1.00            174,000           1.00
February and April 1995 options     152,500             1.75          152,500          1.75            152,500           1.75
June 1997 options                   375,000             3.25          375,000          3.25                 --
May 1998 options                      6,250             4.25               --                               --
                                    -------                           -------                          -------
                                    590,350                           699,100                          326,500
                                    =======                           =======                          =======
Weighted-average fair value of
   options granted during the year  $  2.04                           $  1.33
                                    =======                           =======

         The remaining contractual life at December 31, 1998 is 2.4 years, 3.5 years, 1.2 years and .4 years for the options issued in 1998, 1997, 1995 and 1994, respectively.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 8--COMMON STOCK

         The Company completed a public offering of common stock and warrants on October 2, 1995 providing it with net proceeds of approximately $3,321,000. Pursuant to the offering, 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants were issued. The warrants provide for the purchase of one common share each and had an initial exercise price of $5.00 which was reduced to $4.00 in February 1999 with the expiration date extended to May 17, 1999. During 1997, approximately 41,000 warrants were exercised resulting in proceeds of approximately $194,000, net of commissions. The underwriter received warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable from September 13, 1996 through September 12, 2000 at $6.60 per share of common stock and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share.

         The Parent may convert the balance of the convertible promissory note from the Company at December 31, 1998 of approximately $2,427,000, including accrued interest, at $1.75 per common share, which would increase the Parent's ownership to 69.5%.

         The Company has 3,136,079 shares reserved for future issuance at December 31, 1998, including: 959,152 shares for warrants; 56,600 shares for 1994 options; 152,500 shares for 1995 options; 375,000 shares for 1997 options; 200,000 shares for underwriter's option; 1,386,577 shares for convertible note payable to Parent; and 6,250 shares for consultant stock option.

NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following summarizes certain quarterly operating data:

                                   YEAR ENDED DECEMBER 31, 1998                  YEAR ENDED DECEMBER 31, 1997
                             -----------------------------------------    -----------------------------------------
                             MARCH 31    JUNE 30   SEPT. 30    DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                             --------    -------   --------   --------    --------   --------   --------   --------
                                                        (In thousands except per share data)
Net Sales                    $ 11,872   $ 11,614   $ 10,973   $ 10,207    $  6,343   $  6,642   $  8,978   $ 11,056
Gross profit                    1,711      1,507      1,412        758         988        990      1,080      1,244
Net income                        510        545        179       (436)        335        270        175        646
Earnings (loss) per share:
   Basic                     $    .10   $    .11   $    .03   $   (.08)   $    .08   $    .06   $    .04   $    .13
   Diluted                   $    .08   $    .08   $    .03   $   (.08)   $    .06   $    .05   $    .03   $    .10

         Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

         The Company recorded an adjustment to the valuation allowance relating to its deferred tax asset of approximately $400,000 during the fourth quarter of 1998 and $900,000 during the fourth quarter of 1997.

NOTE 10--ACQUISITION

         On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of the Company's common stock which have been registered for the seller. The Company has guaranteed that the seller will realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. These earning objectives were achieved in 1998 resulting in an increase of $400,000 to the valuation of $2,000,000 originally recorded for these securities. The difference (of $968,750) between the fair value of

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 10--ACQUISITION--CONTINUED

the common stock at the date of acquisition and the guaranteed value was con-sidered part of the cost of the acquisition and is reflected as paid-in capital. Additional contingent consideration may be due if Lytton reaches pre-defined sales levels. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998 with the Stock Purchase Agreement pro-viding for possible additional sales level incentives, over a two year period. As the contingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life of the goodwill.

         The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operation of Lytton have been included in the accompanying consolidated statement of income since August 1, 1997. The total purchase price in excess of the fair value of net assets acquired will be amortized over 25 years. The net purchase price, including the original $2,000,000 paid and the additional 1998 consideration, was allocated as follows:

                                                   ORIGINAL 1997  ADDITIONAL 1998    TOTAL
                                                   -------------  --------------- -----------
               Working capital, other than cash     $ 1,398,588    $        --    $ 1,398,588
               Property, plant and equipment          1,959,751             --      1,959,751
               Other assets                               3,000             --          3,000
               Goodwill                               2,230,103        553,818      2,783,921
               Other liabilities                     (1,335,432)            --     (1,335,432)
                                                    -----------    -----------    -----------
                                                    $ 4,256,010    $   553,818    $ 4,809,828
                                                    ===========    ===========    ===========

               Net cash portion of purchase price   $ 2,166,010    $   153,818    $ 2,319,828
               Estimated costs of acquisition            90,000             --         90,000
               Common stock issued                    2,000,000        400,000      2,400,000
                                                    -----------    -----------    -----------
                                                    $ 4,256,010    $   553,818    $ 4,809,828
                                                    ===========    ===========    ===========

         The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by the Company and the seller ("Modified Guaranty"). The modified terms provide that the seller will sell an amount of common stock which will provide $1,300,000 gross proceeds, and the Company will guarantee that, to the extent that the seller has less than 150,000 shares of the Company's common stock remaining, the Company will issue additional shares to the seller. In July 1998, the Company advanced the seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of the Company's common stock in addition to the seller having sold 5,000 shares of common stock in July, 1998. Proceeds from the sale of the Company's common stock by the seller, up to 195,000 shares, would repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the advance, the balance of the Advance would be for-given. The Advance has been presented in the Stockholder's Equity section of the balance sheet. The Company has also guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999 ("Extended Guaranty").

         The following summary pro forma financial information reflects the Lytton acquisition as if it had occurred on January 1, 1996. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1996 and may not be indicative of operating results for any future periods.

                                     TECHDYNE, INC. AND SUBSIDIARIES

                                            DECEMBER 31, 1998

NOTE 10-ACQUISITION--CONTINUED

                          SUMMARY PRO FORMA INFORMATION

                                           YEAR ENDED DECEMBER 31,
                                      ---------------------------------
                                         1997                  1996
                                      -----------          ------------
         Total revenues               $43,867,000          $ 40,533,000
                                      ===========          ============

         Net income                   $ 1,840,000          $  1,110,000
                                      ===========          ============

         Earnings per share:
              Basic                   $       .39          $        .25
                                      ===========          ============
              Diluted                 $       .30          $        .19
                                      ===========          ============

NOTE 11--CAPITAL EXPENDITURES, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

         Summarized financial information in accordance with FAS 131 for the Company's one reportable segment is shown in the following table.

CAPITAL EXPENDITURES                                      1998                1997              1996
---------------------                                 ------------        ------------      ------------
                                                      $    832,410        $  1,396,260      $    704,304
                                                      ============        ============      ============

GEOGRAPHIC AREA SALES                                     1998                1997              1996
---------------------                                 ------------        ------------      ------------
United States                                         $ 40,019,478        $ 26,248,002      $ 14,063,727
Europe(1)                                                4,646,447           6,771,329        10,052,291
                                                      ------------        ------------      ------------
                                                      $ 44,665,925        $ 33,019,331      $ 24,116,018
                                                      ============        ============      ============

(1) Techdyne (Scotland) sales are primarily to customers in the United Kingdom.

GEOGRAPHIC AREA PROPERTY, PLANT AND EQUIPMENT (NET)       1998                1997              1996
---------------------------------------------------   ------------        ------------      ------------
United States                                         $  3,689,894        $  3,757,065      $    877,795
Europe                                                   1,386,142           1,483,480         1,628,248
                                                      ------------        ------------      ------------
                                                      $  5,076,036        $  5,240,545      $  2,506,043
                                                      ============        ============      ============

         Sales to major customers are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------
MAJOR CUSTOMERS                                      1998            1997            1996
---------------                                  ------------     -----------     -----------
Motorola(2)(3)                                   $  4,488,000     $        --     $        --
PMI Food Equipment Group (2)                        8,183,000              --              --
Compaq Computer Corp. (1)(2)                                               --       8,497,000
IBM(1)                                                              6,438,000       4,275,000
EMC and its related suppliers(1)                                    3,201,000       2,807,000

-------------------
(1)      Less than 10% of sales for 1998.
(2)      Less than 10% of sales for 1997.
(3)      Less than 10% of sales for 1996.

                                     TECHDYNE, INC. AND SUBSIDIARIES

                                            DECEMBER 31, 1998

NOTE 11--CAPITAL EXPENDITURES, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS-- CONTINUED

         A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse affect on the Company's operations if such sales were not replaced.

         Sales to PMI Food Equipment Group by Lytton, which was acquired by the Company on July 31, 1997, represented approximately 41% of Lytton's sales and 18% of consolidated sales for the year ended December 31, 1998.

         Sales to Compaq Computer Corp., which has been a major customer of Techdyne (Scotland) amounted to $1,192,000 in 1998, $2,847,000 in 1997 and $8,427,000 in 1996 representing 26%, 42% and 84% of the sales of Techdyne (Scotland) for 1998, 1997 and 1996, respectively. Sales to this customer have shown substantial declines as a result of increased competition in bidding for Compaq business which has also resulted in reduced profit margins on remaining Compaq sales. Sales by Techdyne (Scotland) to Compaq amounted to 13% of its sales for the fourth quarter of 1998 compared to 35% for the same period of 1997.

         A significant customer of Techdyne (which sales to this customer represented 9% of Techdyne's 1998 sales) has been slow in paying amounts owed to the company at December 31, 1998, the company had a receivable of approximately $879,000 from this customer, and held inventory of approximately $1,160,000 to fulfill a sales contract relating to this customer, which represents 15% and 14% the Company's accounts receivable and inventory balances, respectively, at that date. The Company anticipates an ongoing business relationship with this customer and believes the receivables and inventories relating to the customer are recoverable. However, future events may occur which could have a material adverse effect on Techdyne's results of operations and financial position.