Form 10-Q
period 1999-03-31
TECHDYNE INC
filed 1999-05-14
CIK 764039

FORM 10--Q

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,250,167 shares as of April 30,
1999.

                     TECHDYNE, INC. AND SUBSIDIARIES
                     -------------------------------

                                  INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 1999 and March 31, 1998 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months ended March 31, 1999 and March 31, 1998.

     2) Consolidated Condensed Balance Sheets as of March 31, 1999 and De-cember 31, 1998.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998.

     4) Notes to Consolidated Condensed Financial Statements as of March 31,
        1999.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 2. Changes in Securities and Use of Proceeds
------  -----------------------------------------

Item 5. Other Information
------  -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                     PART I  --  FINANCIAL INFORMATION
                     ------      ---------------------

Item 1. Financial Statements
------  --------------------

                     TECHDYNE, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                     1999          1998
                                                     ----          ----
Revenues:
  Sales                                           $ 9,834,994   $11,872,021
  Interest and other income                            22,121        30,717
                                                  -----------   -----------
                                                    9,857,115    11,902,738

Cost and expenses:
  Cost of goods sold                                8,818,948    10,161,399
  Selling, general and administrative expenses        995,059     1,026,269
  Interest expense                                    165,323       165,511
                                                  -----------   -----------
                                                    9,979,330    11,353,179
                                                  ===========   ===========

(Loss) income before income taxes                    (122,215)      549,559

Income tax provision                                   26,913        39,592
                                                  -----------   -----------

  Net (loss) income                               $  (149,128)  $   509,967
                                                  ===========   ===========

(Loss) earnings per share:
  Basic                                              $(.03)        $.10
                                                     =====         ====
  Diluted                                            $(.03)        $.08
                                                     =====         ====

See notes to consolidated condensed financial statements.

                     TECHDYNE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31,    December 31,
                                                     1999         1998(A)
                                                     ----         -------
                                                  (Unaudited)

                   Assets
Current assets:
  Cash and cash equivalents                       $ 1,171,843   $ 1,659,737
  Accounts receivable, less allowances
   of $47,000 at March 31, 1999 and
   December 31, 1998                                5,875,603     5,769,868
  Inventories, less allowances for obsolescence
   of $559,000 at March 31, 1999 and $544,000
   at December 31, 1998                             7,627,703     7,874,500
  Prepaid expenses and other current assets           197,303       165,925
  Deferred tax asset                                  466,259       466,259
                                                  -----------   -----------
       Total current assets                        15,338,711    15,936,289

Property and equipment:
  Land and improvements                               193,200       199,200
  Buildings and building improvements                 746,036       769,204
  Machinery and equipment                           7,117,579     6,846,863
  Tools and dies                                      843,209       844,988
  Leasehold improvements                              338,636       308,074
                                                  -----------   -----------
                                                    9,238,660     8,968,329
  Less accumulated depreciation
   and amortization                                (4,085,151)    3,892,293
                                                  -----------   -----------
                                                    5,153,509     5,076,036
Deferred expenses and other assets                    123,120       122,578
Costs in excess of net tangible assets
   acquired, less accumulated amortization
   of $220,000 at March 31, 1999 and $192,000
   at December 31, 1998                             2,655,195     2,682,938
                                                  -----------   -----------
                                                  $23,270,535   $23,817,841
                                                  ===========   ===========

        Liabilities and Stockholders' Equity
Current liabilities:
  Short-term bank borrowings                      $   635,658   $   962,407
  Accounts payable                                  3,292,865     3,233,202
  Accrued expenses                                  1,562,988     1,534,785
  Current portion of long-term debt                   743,573       764,550
  Income taxes payable                                144,940       120,027
                                                  -----------   -----------
       Total current liabilities                    6,380,024     6,614,971
Deferred gain on sale of real estate                  161,047       161,047
Long-term debt, less current portion                4,272,788     4,450,578
Advances from parent                                3,214,532     3,130,588

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized
   10,000,000 shares; issued and outstanding
   5,250,167 shares                                    52,501        52,501
  Capital in excess of par value                   11,139,291    11,139,291
  Accumulated deficit                                (457,064)     (307,936)
  Accumulated other comprehensive loss               (101,023)      (31,638)
  Notes receivable from options exercised            (113,850)     (113,850)
  Advance on subsidiary acquisition price
   guarantee                                       (1,277,711)   (1,277,711)
                                                  -----------   -----------
       Total stockholders' equity                   9,242,144     9,460,657
                                                  -----------   -----------
                                                  $23,270,535   $23,817,841
                                                  ===========   ===========

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission in March 1999.

See notes to consolidated condensed financial statements.

                     TECHDYNE, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                      1999         1998
                                                      ----         ----

Operating activities:
  Net (loss) income                               $ (149,128)   $  509,967
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Depreciation                                     273,750       241,483
    Amortization                                      30,597        26,257
    Provision for inventory obsolescence              77,051        79,271
    Bad debt expense                                     ---           552
    Increase (decrease) relating to operating
     activities from:
      Accounts receivable                           (123,557)     (931,878)
      Inventories                                    157,739       438,442
      Prepaid expenses and other current assets      (34,870)       53,062
      Accounts payable                                65,587       136,025
      Accrued expenses                                36,136        (7,348)
      Income taxes payable                            24,913         8,500
                                                  ----------    ----------
        Net cash provided by operating
        activities                                   358,218       554,333

Investing activities:
  Additions to property and equipment, net
   of minor disposals                               (392,646)      (93,262)
  Deferred expenses and other assets                  (3,614)        2,261
                                                  ----------    ----------
        Net cash used in investing activities       (396,260)      (91,001)

Financing activities:
  Short-term line of credit net (payments)
   borrowings                                       (326,749)        6,575
  Payments on long-term debt                        (182,454)     (217,278)
  Increase (decrease) in advances from parent         83,944       170,497
  Deferred financing costs                              (303)          169
                                                  ----------    ----------
        Net cash used in financing activities       (425,562)      (40,037)

Effect of exchange rate fluctuations on cash         (24,290)        5,834
                                                  ----------    ----------

(Decrease) increase in cash and cash equivalents    (487,894)      429,129

Cash and cash equivalents at beginning of year     1,659,737     1,451,564
                                                  ----------    ----------

Cash and cash equivalents at end of period        $1,171,843    $1,880,693
                                                  ==========    ==========

See notes to consolidated condensed financial statements.

                     TECHDYNE, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 1999
                             (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collec-tively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 61.5% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

Major Customers

     A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

     A significant customer of the Company, which accounted for 4% of sales for the three months ended March 31, 1999 and 9% of sales for the same period of the preceding year has been slow in paying amounts due to the Company.
The Company has substantial receivables and inventory relating to a sales contract with the customer. The Company anticipates an ongoing business re-lationship with the customer and believes that the receivables and inventory relating to the customer are recoverable. If any significant amount of receivables and inventory were not recoverable, this could have a material adverse effect on the Company's financial position and result of operations.

Inventories

     Inventories, which consist primarily of raw materials used in the pro-duction of electronic components, are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of following:

                                                   March 31,    December 31,
                                                     1999          1998
                                                  ----------    ----------
Finished goods                                    $  655,518    $  794,297
Work in process                                    1,686,389     1,845,954
Raw materials and supplies                         5,285,796     5,234,249
                                                  ----------    ----------
                                                  $7,627,703    $7,874,500
                                                  ==========    ==========

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised as follows:

                                                   March 31,   December 31,
                                                     1999          1998
                                                  ----------    ----------
     Accrued compensation                         $  492,969    $  400,680
     Other                                         1,070,019     1,134,105
                                                  ----------    ----------
                                                  $1,562,988    $1,534,785
                                                  ==========    ==========

                     TECHDYNE, INC. AND SUBSIDIARIES

                            March 31, 1999
                             (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Earnings per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price, shares assumed to be converted relating to the convertible promissory note to the Company's Parent (with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted) and contingent shares for the stock price guarantee for the acquisition of Lytton. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 1999, as a result of exercise prices and the net loss, and to include them would be anti-dilutive.

Following is a reconciliation of amounts used in the basic and diluted computations:


                                                     Three Months Ended
                                                         March 31,
                                                  ------------------------
                                                     1999          1998
                                                     ----          ----
Net (loss) income - numerator basic computation $ (149,128) $ 509,967 Effect of dilutive securities:
Interest adjustment on convertible note                  ---        32,897
                                                  ----------    ----------
Net (loss) income, as adjusted for assumed
   conversion - numerator diluted computation     $ (149,128)   $  542,864
                                                  ==========    ==========

Weighted average shares - denominator basic
   computation                                     5,135,167     5,135,167
Effect of dilutive securities:
Stock options                                            ---       328,908
Contingent stock - acquisition                           ---       256,845
Convertible note                                         ---     1,319,177
                                                  ----------    ----------
Weighted average shares, as adjusted -
   denominator                                     5,135,167     7,040,097
                                                  ==========    ==========

(Loss) earnings per share:
   Basic                                            $(.03)        $.10
                                                    =====         ====
   Diluted                                          $(.03)        $.08
                                                    =====         ====

     The Company has various potentially dilutive securities, including stock options and warrants, contingent shares and shares from assumed conversion of convertible debt. See Notes 5,7,8, and 9.

Comprehensive Income

     In 1998 the Company adopted Financial Accounting Standards Board State-ment No. 130, "Reporting Comprehensive Income" (FAS 130). This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

                     TECHDYNE, INC. AND SUBSIDIARIES

                            March 31, 1999
                             (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Below is a detail of comprehensive (loss) income for the three months ended March 31, 1999 and March 31, 1998:

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                     1999         1998
                                                     ----         ----
     Net (loss) income                            $(149,128)   $ 509,967
     Other comprehensive (loss) income:
     Foreign currency translation                   (69,385)      33,739
                                                  ---------    ---------
     Comprehensive (loss) income                  $(218,513)   $ 543,706
                                                  =========    =========

New Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effec-tive for fiscal quarters of fiscal years beginning after June 15, 1999.
FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

Reclassifications

     Certain reclassifications have been made to the 1998 financial state-ments to conform to the 1999 presentation.

NOTE 2--Interim Adjustments

     The financial summaries for the three months ended March 31, 1999 and March 31, 1998 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consoli-dated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1998.

NOTE 3--Long-term Debt

     The Company's $1,600,000 line of credit effective December 29, 1997 was fully drawn down with an outstanding balance of $1,600,000 at March 31, 1999 and December 31, 1998. This line matures May 1, 2000 and has monthly payments of interest at prime. The commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $1,125,000 at March 31, 1999 and $1,200,000 at December 31, 1998, matures
December 15, 2002 with monthly principal payments of $25,000 plus interest.
In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage the

                   TECHDYNE, INC. AND SUBSIDIARIES

                            March 31, 1999
                              (Unaudited)

NOTE 3--Long-term Debt--(Continued)

     Company's exposure to interest rates by effectively converting a variable rate obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

     The bank also extended two commercial term loans to the Company in Feb-ruary 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $629,000 at March 31, 1999 and $636,000 at December 31, 1998 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $77,000 at March 31, 1999 and $87,000 at December 31, 1998 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Parent has unconditionally guaranteed the payment and performance by the Company of the revolving loan and the three commercial term loans and has subordinated the Company's intercompany indebtedness to the Parent to the bank's position.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matured August 1, 1998 and was renewed under the same terms and conditions through June 30, 1999. The interest rate on this loan was 8.25% at March 31, 1999 and December 31, 1998. There was an outstanding balance on this loan of $636,000 as of March 31, 1999 with $962,000 outstanding at December 31, 1998. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $667,000 at March 31, 1999 and $733,000 as of December 31, 1998. Lytton
also has a $500,000 equipment loan agreement with the same bank payable through August 1, 2003 with the interest rate at prime plus 1%. There was no outstanding balance on this loan as of March 31, 1999 or December 31, 1998. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 7.75% as of March 31, 1999 and December 31, 1998.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $91,000 at March 31, 1999 and $112,000 at December 31, 1998. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $146,000 at March 31, 1999 and $157,000 at December 31, 1998 and is secured by equipment.

     Techdyne (Europe) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $521,000 at March 31, 1999 and $545,000 at December 31, 1998.

     Interest payments on long-term debt amounted to approximately $126,000 for the three months ended March 31, 1999 and $143,000 for the same period of the preceding year.

                     TECHDYNE, INC. AND SUBSIDIARIES

                            March 31, 1999
                             (Unaudited)

NOTE 4--Income Taxes

     The Company files separate federal and state income tax returns from its Parent, with its income tax liability reflected on a separate return basis.

     Deferred income taxes reflect the net tax effect of temporary dif-ferences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     The Company had domestic income tax expense of approximately $27,000 for the three months ended March 31, 1999 and $45,000 for the same period of the preceding year.

     Techdyne (Europe) had an income tax benefit of approximately $5,000 for the three months ended March 31, 1998 with no such benefit or provision for the three months ended March 31, 1999.

     Income tax payments amounted to $2,000 for the three months ended March 31, 1999 and $38,000 for the same period of the preceding year.

NOTE 5--Transactions with Parent

     The Parent provides certain administrative services to the Company including providing office space and general accounting assistance. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a service agreement for $408,000 per year. The amount of expenses covered under the service agreement totaled $102,000 for the three months ended March 31, 1999 and for the same period of the preceding year.

     The Company's demand convertible promissory note payable to the Parent which bears interest at 5.7% had a balance including accrued interest of approximately $2,461,000 at March 31, 1999 and $2,427,000 at December 31, 1998, and may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. Advances from the Parent on the balance sheet includes the convertible note balance and an advance payable to the Parent of approximately $754,000 at March 31, 1999 and $704,000 at December 31, 1998 with interest at 5.7%. Interest on the advances amounted to $45,000 for the three months ended March 31, 1999 and $34,000 for the same period of the preceding year and is included in the net balance due the Parent. The Parent has agreed not to require repayment of the intercompany advances prior to April 1, 2000 and, therefore, the advances have been classified as long-term at March 31, 1999.

     The Company has manufactured certain products for the Parent. Sales of the products were $23,000 for the three months ended March 31, 1999 and $51,000 for the same period of the preceding year.

NOTE 6--Commitments and Contingencies

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton for the three months ended March 31, 1999 amounted to approximately $19,000, with such expense amounting to approximately $10,000 and including only Lytton for the three months ended March 31, 1998.

                     TECHDYNE, INC. AND SUBSIDIARIES

                            March 31, 1999
                             (Unaudited)

NOTE 6--Commitments and Contingencies--(Continued)

     Lytton has a deferred compensation agreement with its former President. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the three months ended March 31, 1999, a total of $25,000 was paid under this agreement, leaving an unpaid balance of approximately $33,000 as of March 31, 1999.

     Lytton leases its operating facilities from an entity owned by the former President of Lytton and his wife, the former owner. The lease expires July 31, 2002 and requires annual lease payments of approximately $218,000, adjusted each year based upon the Consumer Price Index. During the three months ended March 31, 1999, $54,579 was paid under the lease compared to $53,676 paid for the same period last year.

NOTE 7--Stock Options

     In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors and employees. These options are exercisable at $1 per share through May 24, 1999. On June 30, 1998, 115,000 of these options were exercised with a remaining balance of 56,300 outstanding as of March 31, 1999. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the Stockholders' Equity Section of the balance sheet with interest at 5.16%.

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

NOTE 8--Common Stock

     Pursuant to a 1995 public offering, 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants were issued. The warrants provide for the purchase of one common share each. In February 1999, the Company reduced the exercise price to $4.00 and extended the exercise period of the remaining approximately 959,000 outstanding warrants to May 17, 1999. The underwriter received warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable through September 12, 2000 at $6.60 per share of common stock and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share.

                     TECHDYNE, INC. AND SUBSIDIARIES

                            March 31, 1999
                             (Unaudited)

NOTE 9--Acquisition

     On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, and issuance of 300,000 shares of the Company's common stock which have been registered for the seller. The Company has guar-anteed that the seller will realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives resulting in an increase of $400,000 in the valuation of $2,000,000 originally recorded for these securities. The total purchase price in excess of the fair value of net assets acquired which originally amounted to approximately $2,230,000 is being amortized over 25 years. Additional contingent consideration is due if Lytton achieves pre-defined sales levels. Additional consideration of approximately $290,000 and $154,000 was paid in April 1999 and April 1998, respectively, based on sales levels with the Stock Purchase Agreement providing for a possible additional sales level incentive for a specified one year period. As the contingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life.

     The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by the Company and the seller ("Modified Guaranty"). The modified terms provide that the seller will sell an amount of common stock which will provide $1,300,000 gross proceeds, and the Company will guarantee that, to the extent that the seller has less than 150,000 shares of the Company's common stock remaining, the Company will issue additional shares to the seller. In July 1998, the Company advanced the seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of the Company's common in addition to the seller having sold 5,000 shares of common stock in July, 1998. Proceeds from the sale of the Company's common stock by the seller, up to 195,000 shares, would repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the advance, the balance of the Advance would be forgiven. The Advance has been presented in the Stockholder's Equity section of the balance sheet. The Company has also guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking state-ments. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which it is engaged as a manufacturer, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statements, as filed with the Securi-ties and Exchange Commission ("Commission") Form SB-2 (effective September 13, 1995), and Forms S-3, effective November 11, 1996 and November 4, 1997, respectively, and as amended or supplemented.

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

     Due to the Company's utilization of just-in-time inventory techniques, the timely availability of many components is dependent on the Company's ability to continuously develop accurate forecasts of customer volume re-quirements. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on the Company's results of operations. It is important for the Company, and there are significant risks involved, to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables or turnkey products, for manufacture.

     Although management believes that the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company's process development efforts will be successful or that the emergence of new tech-nologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or noncompetitive.
In addition, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment.

     The Company's results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved by the Company in managing the costs of its operations, the Company's experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utiliza-tion. The Company generally has idle capacity and reduced operating margins during periods of lower-volume production.

Year 2000 Readiness

     The Year 2000 computer information processing challenge associated with the upcoming millennium change concerns the ability of computerized informa-tion systems to properly recognize date sensitive information, with which many companies, public and private, are faced to ensure continued proper operations and reporting of financial condition. Failure to correct and comply with the Year 2000 change may cause systems that cannot recognize the new date and millenium information to generate erroneous data or to fail to operate. Management is fully aware of the Year 2000 issues, has made its assessments and has evaluated its computerized systems and equipment, and communicated with its major vendors, and has substantially made the opera-tions of the Company Year 2000 compliant.

     In 1997 the Company commenced upgrading its operations software program by acquiring a new Visual Manufacturing software package. To a lesser extent its Parent also acquired certain hardware and software of the Visual Manu-facturing system. It has been and will be integrating this new software system into all of its facilities. The Company is in the process of installing the Visual Manufacturing software system into Lytton's and Techdyne (Europe)'s operations. This new system has greatly enhanced the Company's ERP system, essential to bids for new business, production scheduling, inventory and information technology and overall operations. Management believes this new system is providing it with leverage in material pricing, production, timely-delivery and thereby enabling the Company to be more competitive in bidding for manufacturing business. This Visual Manufacturing system also enables the Company to better track actual costs against its quotes, thereby allowing the Company to more effectively control costs and manage operating margins. The Visual Manufacturing system has been pre-tested and guaranteed by the manufacturer to be Year 2000 compliant.
 The Visual Manufacturing system also provides the bookkeeping, accounting and financial recording and information functions for the Company, its Parent and Dialysis Corporation of America, a 68% owned public subsidiary of the Parent.

     With respect to non-information technology systems which typically include embedded technology such as microcontrollers, the major equipment used in the Company's manufacturing operations is not date sensitive and should not pose any threat of system breakdown. Personal computer hardware and software systems have been checked and have been determined to be Year 2000 compliant.

     The Company has communicated with its key vendors, customers and other third parties with whom its operations are essential to inquire of their assessment of their Year 2000 issues and actions being taken to resolve those issues. The Company has received a significant response rate for which approximately half of the respondents have given written assurance that they are Year 2000 compliant, with the balance assuring the Company they will be Year 2000 compliant before the millenium change. To the extent such third parties are potentially adversely affected by the Year 2000 issues, and such is not timely and properly resolved by such persons, this could disrupt the Company's operations to the extent that the Company will have to find alternative vendors or customers that have resolved their Year 2000 issues.
No assurance can be given that the Company's new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that the Company's key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufacturing operational efficiencies or the Year 2000 issue, will not have a material adverse effect on the Company's business, results of operations or financial condition.

Results of Operations

     Consolidated revenues decreased approximately $2,046,000 (17%) for the three months ended March 31, 1999 compared to the preceding year. There was a decrease in domestic sales of $1,185,000(12%) and a decrease in European sales of $852,000 (48%), for the three months ended March 31, 1999 compared to the same period of the preceding year. Interest and other income decreased by approximately $9,000 for the three months ended March 31, 1999 compared to the same period of the preceding year, which includes a decrease in interest as a result of a reduction in invested cash balances and reduced interest rates.

     The decrease in European based sales included a decrease of approximate-ly $417,000 (86%) in sales to Compaq (Europe) by Techdyne (Europe), as well as decrease in sales to other customers. Sales of Techdyne (Europe) to Compaq, accounted for approximately 7% of sales for the three months ended March 31, 1999 compared to 27% for the same period of the preceding year.
The bidding for Compaq orders has become more competitive which has con-tinued to result in substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Europe) is pursuing new business development; however there can be no assurance as to the success of such efforts.

     Approximately 45% of the Company's consolidated sales for the three months ended March 31, 1999 were made to five customers. Customers generating at least 10% of sales included IBM (10%) and PMI Food Equipment Group (17%). PMI Food Equipment Group is Lytton's major customer and represented 31% of Lytton's sales for the three months ended March 31, 1999. The loss of, or substantially reduced sales to any major customer, would have an adverse effect on the Company's operations if such sales are not replaced.

     Cost of goods sold as a percentage of sales increased to 90% for the three months ended March 31, 1999 compared to 86% for the same period of the preceding year reflecting changes in product mix and a diversification of the Company's customer base.

     Selling, general and administrative expenses remained relatively stable amounting to $995,000 for the three months ended March 31, 1999 compared to $1,026,000 for the same period of the preceding year.

     Interest expense was basically the same overall for the three months ended March 31, 1999 compared to the same period of the preceding year. Interest on advances from the Parent increased approximately $11,000 as a result of higher outstanding balances which was offset by a decrease of approximately the same amount in interest on other debt due to lower interest rates and reduced average borrowings. The prime rate was 7.75% at March 31, 1999 and December 31, 1998.

Liquidity and Capital Resources

     The Company had working capital of approximately $8,959,000 at March 31, 1999, a decrease of $363,000 (4%) during the first three months of 1999. Included in the changes in components of working capital was a decrease of $488,000 in cash and cash equivalents, which included net cash provided by operating activities of $358,000, net cash used in investing activities of $396,000 (including $393,000 from additions to property and equipment) and net cash used in financing activities of $425,000 (including Lytton's net payments on its, line of credit of $327,000, payments on long-term debt of $182,000 and a net increase in advances from the Parent of $84,000).

     The Company has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60%, which had an outstanding balance of $1,125,000 at March 31, 1999 and $1,200,000 at December 31, 1998 and a
$1,600,000 commercial revolving line of credit with interest at prime which was fully drawn down as of March 31, 1999 and December 31, 1998. The com-mercial term loan matures December 15, 2002 and the commercial line of credit matures May 1, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $629,000 at March 31, 1999 and $636,000 at December 31, 1998, and is
secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $77,000 at March 31, 1999 and $87,000 at December 31, 1998, is secured by the Company's tangible personal property, goods and equipment. The Parent has guaranteed the revolving line and the three term loans and subordinated the intercompany indebtedness due it from the Company to the bank's position. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000.

     In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $521,000 at March 31, 1999 and $545,000 at December 31, 1998, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     On July 31, 1997, the Company acquired Lytton which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash, funded by the modified bank line of credit, as well as 300,000 shares of the Company's common stock which had a fair value of approximately $1,031,000 based on the closing price of the Company's common stock on the date of acquisition. The Company guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provides for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $290,000 and $154,000 for the first two years of sales levels paid in April 1999 and April 1998, respectively. The Lytton acquisition has expanded the Company's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve the Company's existing customer base with opportunities to attract new customers. The Guaranty in the Stock Purchase Agreement was modified by the Company and the seller. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

     With one bank, Lytton has (i) a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2%; (ii) a $1,000,000 installment loan maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate; and (iii) a $500,000 equipment loan agreement payable through August 1, 2003 with interest at prime plus 1%. All of these bank loans are secured by the business assets of Lytton. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%, and has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of princi-pal and interest of $4,298 secured by equipment. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     A significant customer of the Company, which accounted for 4% of sales for the three months ended March 31, 1999 and 9% of sales for the same period of the preceding year has been slow in paying amounts due to the Company.
The Company has substantial receivables and inventory relating to a sales contract with the customer. See "Major Customers" under Note 1 to "Notes to Consolidated Condensed Financial Statements."

     The Company anticipates that current levels of working capital and working capital from operations, will be adequate to successfully meet liquidity demands for at least the next twelve months.

New Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

Inflation

     Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins.

                    PART II -- OTHER INFORMATION
                    -------    -----------------

Item 2. Changes in Securities and Use of Proceeds
------  -----------------------------------------

     The Company's redeemable common stock purchase warrants ("Warrants") of which there are approximately 959,000 outstanding originally exercisable at $5.00 were reduced to an exercise price of $4.00 per share and extended from March 12, 1999 to May 17, 1999, at which date they expire. See Item 6(b) below.

Item 5. Other Information
------  -----------------

     On April 1, 1999 the Company entered into a financial advisory services agreement with Consulting for Strategic Growth, Ltd. ("CSG") for one year, provided either party may terminate the agreement on 15 days' notice. CSG is to assist the Company in greater exposure to the investment and securities community, providing research reports concerning the Company, and furnish advice with respect to corporate organization, business plans and prospec-tive acquisitions and mergers.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     (a)  Exhibits

          Part I Exhibits

            (27)  Financial Data Schedule (for SEC use only)

          Part II Exhibits

            None

     (b)  Reports on Form 8-K

          Form 8-K, Current Report, Item 5, "Other Events" relating to the reduction of the exercise price and extension of the exercise period of the Warrants, expiring May 17, 1999 filed on February 10, 1999. No financial statements were filed.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECHDYNE, Inc.

                                          /s/ Daniel R. Ouzts

                                       By---------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Chief
                                          Financial Officer

Dated: May 14, 1999

                                  EXHIBIT INDEX

Exhibit
  No.
-------

Part I  Exhibits

        (27) Financial Data Schedule (for SEC use only)