Form 10-Q
period 1999-06-30
TECHDYNE INC
filed 1999-08-16
CIK 764039

FORM 10--Q

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,005,167 shares as of July 31, 1999.

                      TECHDYNE, INC. AND SUBSIDIARIES
                      -------------------------------

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 1999 and June 30, 1998 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

       (1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 1999and June 30, 1998

       (2) Consolidated Condensed Balance Sheets as of June 30, 1999 and December 31, 1998.

       (3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1999and June 30, 1998

       (4) Notes to Consolidated Condensed Financial Statements as of June 30, 1999

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

                      PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                      TECHDYNE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                Three Months Ended           Six Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                1999          1998          1999          1998
Revenues:
  Sales                                      $10,456,793   $11,614,077   $20,291,787   $23,486,098
  Interest and other income                       16,268        40,379        38,389        71,096
                                             -----------   -----------   -----------   -----------
                                              10,473,061    11,654,456    20,330,176    23,557,194

Cost and expenses:
  Cost of goods sold                           9,200,419    10,107,341    18,019,367    20,268,740
  Selling, general and administrative
    expenses                                   1,057,138       834,383     2,052,197     1,860,652
  Interest expense                               177,480       155,338       342,803       320,849
                                             -----------   -----------   -----------   -----------
                                              10,435,037    11,097,062    20,414,367    22,450,241
                                             -----------   ----------    -----------   -----------

Income (loss) before income taxes                 38,024       557,394       (84,191)    1,106,953

Income tax provision                              35,519        11,981        62,432        51,573
                                             -----------   -----------   -----------   -----------
  Net income (loss)                          $     2,505   $   545,413   $  (146,623)  $ 1,055,380
                                             ===========   ===========   ===========   ===========

Earnings (loss) per share:
  Basic                                          $--          $.11         $(.03)         $.21
                                                 ===          ====         =====          ====
  Diluted                                        $--          $.08         $(.03)         $.16
                                                 ===          ====         =====          ====

See notes to consolidated condensed financial statements.

                      TECHDYNE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           June 30,    December 31,
                                                                             1999         1998(A)
                                                                             ----         ------
                                                                         (Unaudited)
                        Assets
Current assets:
  Cash and cash equivalents                                              $   839,281   $ 1,659,737
  Accounts receivable, less allowances of $49,000 at
    June 30, 1999 and $47,000 at December 31, 1998                         6,368,466     5,769,868
  Inventories, less allowances for obsolescence of $634,000
    at June 30, 1999 and $544,000 at December 31, 1998                     9,318,560     7,874,500
  Prepaid expenses and other current assets                                  236,582       165,925
  Deferred tax asset                                                         466,259       466,259
                                                                         -----------   -----------
          Total current assets                                            17,229,148    15,936,289

Property and equipment:
  Land and improvements                                                      189,600       199,200
  Buildings and building improvements                                        732,134       769,204
  Machinery and equipment                                                  7,377,937     6,846,863
  Tools and dies                                                             837,312       844,988
  Leasehold improvements                                                     386,005       308,074
                                                                         -----------   -----------
                                                                           9,522,988     8,968,329
  Less accumulated depreciation and amortization                           4,358,925     3,892,293
                                                                         -----------   -----------
                                                                           5,164,063     5,076,036
Deferred expenses and other assets                                           118,704       122,578
Costs in excess of net tangible assets acquired, less
     accumulated amortization of $252,000 at June 30,
     1999 and $192,000 at December 31, 1998                                2,912,496     2,682,938
                                                                         -----------   -----------
                                                                         $25,424,411   $23,817,841
                                                                         ===========   ===========

               Liabilities and Stockholders' Equity
Current liabilities:
  Short-term bank borrowings                                             $ 1,307,732   $   962,407
  Accounts payable                                                         4,748,965     3,233,202
  Accrued expenses                                                         1,610,832     1,534,785
  Current portion of long-term debt                                        2,480,643       764,550
  Income taxes payable                                                        80,650       120,027
                                                                         -----------   -----------
          Total current liabilities                                       10,228,822     6,614,971
Deferred gain on sale of real estate                                         161,047       161,047
Long-term debt, less current portion                                       2,723,372     4,450,578
Advances from parent                                                       3,104,717     3,130,588

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,300,167 shares at June 30, 1999
    and 5,250,167 shares at December 31, 1998                                 53,001        52,501
  Capital in excess of par value                                          11,188,791    11,139,291
  Accumulated deficit                                                       (454,559)     (307,936)
  Accumulated other comprehensive loss                                      (139,719)      (31,638)
  Notes receivable from options exercised                                   (163,350)     (113,850)
  Advance on subsidiary acquisition price guarantee                       (1,277,711)   (1,277,711)
                                                                         -----------   -----------
          Total stockholders' equity                                       9,206,453     9,460,657
                                                                         -----------   -----------
                                                                         $25,424,411   $23,817,841
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

                      TECHDYNE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                         -------------------------
                                                                             1999          1998
                                                                             ----          ----
Operating activities:
  Net (loss) income                                                      $  (146,623)  $ 1,055,380
  Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
     Depreciation                                                            570,233       488,353
     Amortization                                                             65,660        53,458
     Provision for inventory obsolescence                                    167,072       235,393
     Bad debt expense                                                             --           551
     Consultant stock option expense                                              --         4,635
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                                  (621,675)       (7,201)
       Inventories                                                        (1,632,393)     (451,396)
       Prepaid expenses and other current assets                             (77,004)       55,213
       Accounts payable                                                    1,521,487      (113,254)
       Accrued expenses                                                       87,656        97,602
       Income taxes payable                                                  (39,377)       62,285
                                                                         -----------   -----------
          Net cash (used in) provided by operating activities               (104,964)    1,481,019

Investing activities:
  Additions to property and equipment, net of minor disposals               (724,080)     (302,276)
  Subsidiary acquisition payments                                           (289,531)     (153,818)
  Deferred expenses and other assets                                          (2,125)       (6,490)
                                                                         -----------   -----------
          Net cash used in investing activities                           (1,015,736)     (462,584)

Financing activities:
  Proceeds from long-term borrowings                                         375,000
  Short-term line of credit net borrowings (payments)                        345,325      (548,698)
  Payments on long-term debt                                                (360,284)     (425,882)
  Exercise of stock options and warrants                                         500         1,150
  (Decrease) increase in advances from parent                                (25,871)      162,789
  Deferred financing costs                                                      (451)          169
                                                                         -----------   -----------
          Net cash provided by (used in) financing activities                334,219      (810,472)

Effect of exchange rate fluctuations on cash                                 (33,975)        3,276
                                                                         -----------   -----------

(Decrease) increase in cash and cash equivalents                            (820,456)      211,239

Cash and cash equivalents at beginning of year                             1,659,737     1,451,564
                                                                         -----------   -----------

Cash and cash equivalents at end of period                               $   839,281   $ 1,662,803
                                                                         ===========   ===========

See notes to consolidated condensed financial statements.

                       TECHDYNE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company at June 30, 1999 was a 60.9% owned subsidiary and at July 31, 1999 was a 64.5% owned subsidiary of Medicore, Inc. (the "Parent"). See Notes 5 and 9.

Major Customers

     A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

     A significant customer of the Company, which accounted for 4% of sales for the six months ended June 30, 1999 and 9% of sales for the same period of the preceding year has been slow in paying amounts due to the Company. The Company has substantial receivables and inventory relating to a sales contract with the customer. The Company anticipates an ongoing business relationship with the customer and believes that the receivables and inven-tory relating to the customer are recoverable. If any significant amount of receivables and inventory were not recoverable, this could have a material adverse effect on the Company's financial position and results of operations.

Inventories

     Inventories, which consist primarily of raw materials used in the pro-duction of electronic components, are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of following:


                                               June 30,    December 31,
                                                1999          1998
                                                ----          ----
     Finished goods                          $   601,354   $   794,297
     Work in process                           2,333,562     1,845,954
     Raw materials and supplies                6,383,644     5,234,249
                                             -----------   -----------
                                             $ 9,318,560   $ 7,874,500
                                             ===========   ===========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:


                                               June 30,    December 31,
                                                1999          1998
                                                ----          ----
     Accrued compensation                    $   558,693   $   400,680
     Other                                     1,052,139     1,134,105
                                             -----------   -----------
                                             $ 1,610,832   $ 1,534,785
                                             ===========   ===========

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Earnings per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price, shares assumed to be converted relating to the convertible promissory note to the Company's Parent (with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted) and contingent shares for the stock price guarantee for the acquisition of Lytton. No potentially dilutive securities were included in the diluted earnings per share computation for the six months ended June 30, 1999, as a result of exercise prices and the net loss, and to include them would be anti-dilutive.

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                Three Months Ended           Six Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                1999          1998          1999          1998
Net income (loss) - numerator basic
    computation                              $     2,505   $   545,413   $  (146,623)  $ 1,055,380
Effect of dilutive securities:
Interest adjustment on convertible note              ---        33,364           ---        66,261
                                             -----------   -----------   -----------   -----------
Net income (loss), as adjusted for
    assumed conversion - numerator
    diluted computation                      $     2,505   $   578,777   $  (146,623)  $ 1,121,641
                                             ===========   ===========   ===========   ===========

Weighted average shares - denominator
    basic computation                          5,278,738     5,135,167     5,264,532     5,135,167
Effect of dilutive securities:
Stock options                                     76,363       323,846           ---       326,377
Contingent stock - acquisition                   300,000       233,333           ---       233,333
Convertible note                                     ---     1,337,910           ---     1,328,544
                                             -----------   -----------   -----------   -----------
Weighted average shares, as
    adjusted - denominator                     5,655,101     7,030,256     5,264,532     7,023,421
                                             ===========   ===========   ===========   ===========

Earnings (loss) per share:
   Basic                                        $ --           $.11         $(.03)        $.21
                                                ====           ====         =====         ====
   Diluted                                      $ --           $.08         $(.03)        $.16
                                                ====           ====         =====         ====

     The Company has various potentially dilutive securities, including stock options, contingent shares and shares from assumed conversion of convertible debt. See Notes 5,7,8 and 9.

Comprehensive Income

     In 1998 the Company adopted Financial Accounting Standards Board State-ment No. 130, "Reporting Comprehensive Income" (FAS 130). This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Below is a detail of comprehensive (loss) income for the three months and six months ended June 30, 1999 and June 30, 1998:

                                                Three Months Ended           Six Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                1999          1998          1999          1998
     Net income (loss)                       $     2,505   $   545,413   $  (146,623)  $ 1,055,380
     Other comprehensive (loss) income:
     Foreign currency translation                (38,696)       (1,702)     (108,081)       32,037
                                             -----------   -----------   -----------   -----------
     Comprehensive (loss) income             $   (36,191)  $   543,711   $  (254,704)  $ 1,087,417
                                             ===========   ===========   ===========   ===========


New Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

Reclassifications

     Certain reclassifications have been made to the 1998 financial state-ments to conform to the 1999 presentation.

NOTE 2--Interim Adjustments

     The financial summaries for the three months and six months ended June 30, 1999 and June 30, 1998 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consoli-dated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1998.

NOTE 3--Long-term Debt

     The Company's $1,600,000 line of credit effective December 29, 1997 was fully drawn down with an outstanding balance of $1,600,000 at June 30, 1999 and December 31, 1998. This line matures May 1, 2000 and has monthly payments of interest at prime. The commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $1,050,000 at June 30, 1999 and $1,200,000 at December 31, 1998,
matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage the

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 3--Long-term Debt--(Continued)

Company's exposure to interest rates by effectively converting a variable rate obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

     The bank also extended two commercial term loans to the Company in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of prin-cipal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $621,000 at June 30, 1999 and $636,000 at December 31, 1998 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $67,000 at June 30, 1999 and $87,000 at December 31, 1998 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Parent has unconditionally guaranteed the payment and performance by the Company of the revolving loan and the three commercial term loans and has subordinated the Company's intercompany indebtedness to the Parent to the bank's position.

     Lytton had a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% maturing June 30, 1999 which was increased to $3,000,000 and extended to June 30, 2000. The interest rate on this loan was 8.25% at June 30, 1999 and December 31, 1998. There was an outstanding balance on this loan of $1,308,000 as of June 30, 1999 with $962,000 outstanding at December 31, 1998. Lytton had a $1,000,000 in-stallment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton was to have an option to convert the note to a variable rate. Lytton replaced this loan at June 30, 1999 with a $1,400,000 in-stallment loan with monthly payment of $23,333 payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $633,000 at June 30, 1999 and $733,000 as of December 31, 1998. Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 which replaced an agreement of the same amount which had a maturity of August 1, 2003, with the interest rate at prime plus 1%. This loan had an outstanding balance of $375,000 at June 30, 1999 with no outstanding balance at December 31, 1998. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 7.75% as of June 30, 1999 and December 31, 1998.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $76,000 at June 30, 1999 and $112,000 at December 31, 1998. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approxi-mately $135,000 at June 30, 1999 and $157,000 at December 31, 1998 and is secured by equipment.

     Techdyne (Europe) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $502,000 at June 30, 1999 and $545,000 at December 31, 1998.

     Interest payments on long-term debt amounted to approximately $126,000 and $252,000 for the three months and six months ended June 30, 1999 and $124,000 and $267,000 for the same period of the preceding year.

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

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

     The Company had domestic income tax expense of approximately $35,000 and $62,000 for the three months and six months ended June 30, 1999 and $70,000 and $115,000 for the same periods of the preceding year.

     Techdyne (Europe) had an income tax benefit of approximately $58,000 and $63,000 for the three months and six months ended June 30, 1998 with no such benefit or provision for the same periods of 1999.

     Income tax payments amounted to $100,000 and $102,000 for the three months and six months ended June 30, 1999 and $16,000 and $54,000 for the same periods of the preceding year.

NOTE 5--Transactions with Parent

     The Parent provides certain administrative services to the Company including providing office space and general accounting assistance. Effec-tive October 1, 1996, the services provided to the Company by the Parent were formalized under a service agreement for $408,000 per year. The amount of expenses covered under the service agreement totaled $102,000 and $204,000 for the three months and six months ended June 30, 1999 and for the same periods of the preceding year.

     The Company's demand convertible promissory note payable to the Parent which bears interest at 5.7% had a balance including accrued interest of approximately $2,496,000 at June 30, 1999 and $2,427,000 at December 31, 1998, and may be converted into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. Advances from the Parent on the balance sheet includes the convertible note balance and an advance payable to the Parent of approximately $609,000 at June 30, 1999 and $704,000 at December 31, 1998 with interest at 5.7%. Interest on the advances amounted to $44,000 and $89,000 for the three months and six months ended June 30, 1999 and $35,000 and $69,000 for the same periods of the preceding year and is included in the net balance due the Parent. The Parent has agreed not to require repayment of the intercompany advances prior to July 1, 2000 and, therefore, the advances have been classified as long-term at June 30, 1999.

     The Company has manufactured certain products for the Parent. Sales of the products were $23,000 for the six months ended June 30, 1999 with no such sales during the second quarter of 1999. These sales amounted to $48,000 and $99,000 for the three months and six months ended June 30, 1998.

NOTE 6--Commitments and Contingencies

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton for the six months ended June 30, 1999 amounted to approximately $39,000, with such expense amounting to approximately $21,000 and including only Lytton for the six months ended June 30, 1998.

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 6--Commitments and Contingencies--(Continued)

     Lytton has a deferred compensation agreement with its former President. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the six months ended June 30, 1999, a total of $50,000 was paid under this agreement, leaving an unpaid balance of approximately $8,000 as of June 30, 1999.

     Lytton leases its operating facilities from an entity owned by the former President of Lytton and his wife, the former owner. The lease expires July 31, 2002 and requires annual lease payments of approximately $218,000, adjusted each year based upon the Consumer Price Index. During the six months ended June 30, 1999, $109,000 was paid under the lease compared to $107,000 paid for the same period last year.

     The Company entered into a one year agreement for investor relations and corporate communications services as of April 1, 1999 with a monthly fee of $3,500. The agreement provides for issuance of up to 50,000 stock options if the consultant satisfies various performance criteria and may be cancelled upon 15 days written notice by either party.

NOTE 7--Stock Options

     In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors and employees. These options were exercisable at $1 per share through May 24, 1999. On June 30, 1998, 115,000 of these options were exercised and on May 10, 1999, 50,000 of the remaining options were exercised. The Company received cash payment of the par value and the balance in three year promis-sory notes, presented in the Stockholders' Equity Section of the balance sheet with interest at 5.16% for the June 1998 exercise and 4.49% for the May 1999 exercises.

     On February 27, 1995 the Company granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiaries for 142,500 shares exercisable at $1.75 per share through February 26, 2000. In April 1995, the Company granted a stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

     In June 1997, the Company adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercis-able for five years through June 22, 2002 at $3.25 per share.

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

     The Company entered into a consulting agreement on July 1, 1999 for financial advisory services with the agreement to end on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of the Company's common stock exercisable at $3.50 per share that will expire on September 15, 2000.

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 8--Common Stock

     Pursuant to a 1995 public offering, 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants were issued. The warrants provided for the purchase of one common share each. In February 1999, the Company reduced the exercise price to $4.00 and extended the exercise period of the remaining approximately 959,000 outstanding warrants to May 17, 1999 at which time the warrants expired. The underwriter received warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable through September 12, 2000 at $6.60 per share of common stock and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share.

NOTE 9--Acquisition

     On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, and issuance of 300,000 shares of the Company's common stock. The Company guaranteed that the seller would realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives resulting in an increase of $400,000 in the valuation of $2,000,000 originally recorded for these securities. The total purchase price in excess of the fair value of net assets acquired, which originally amounted to approximately $2,230,000, is being amortized over 25 years. Additional contingent consideration is due if Lytton achieves pre-defined sales levels. Additional consideration of approximately $290,000 and $154,000 was paid in April 1999 and April 1998, respectively, based on sales levels with the Stock Purchase Agreement pro-viding for a possible additional sales level incentive for a specified one year period. As the contingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life.

     The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by the Company and the seller ("Modified Guaranty"). The modified terms provided that the seller would sell an amount of common stock which would provide $1,300,000 gross proceeds, and the Company guaranteed that, to the extent that the seller has less than 150,000 shares of the Company's common stock remaining, the Company would issue additional shares to the seller. In July 1998, the Company advanced the seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of the Company's common in addition to the seller having sold 5,000 shares of common stock in July, 1998. Proceeds from the sale of the Company's common stock by the seller, up to 195,000 shares, were to repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the advance, the balance of the Advance would be forgiven. The Advance has been presented in the Stockholder's Equity section of the balance sheet. The Company guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999.

     In July 1999, the Company forgave the Advance to the seller and issued payment of $1,100,000 to the seller, which together with the proceeds realized by the seller from the sale of stock in July 1998 satisfied the Company's remaining obligation under the $2,400,000 guarantee. The remaining 295,000 shares of common stock held by the seller as security for the remaining $2,378,000 guarantee were returned to the Company and will be reflected as treasury shares.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which it is engaged as a manufacturer, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statements, as filed with the Securities and Exchange Commission ("Commission") Form SB-2 (effective September 13, 1995), and Form S-3 (effective November 11, 1996) and as amended or supplemented.

     The Company has continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. The level and timing of orders placed by a customer vary due to, among other variables, attempts to balance inventory, design changes, demand for products, competi-tion and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders as had occurred in the past, could have an adverse effect on the Company's results of operations or financial condition.

     The industry segments served by the Company and the electronics industry as a whole, are subject to rapid technological change and product obso-lescence. Discontinuance or modification of products containing components manufactured by the Company could adversely affect the Company's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Techdyne's business, financial condition and results of operations.

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

     The Company's results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved by the Company in managing the costs of its operations, the Company's experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utili-zation. The Company generally has idle capacity and reduced operating margins during periods of lower-volume production.

     The Company competes with much larger electronic manufacturing entities for expansion opportunities. Any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortiza-tion expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's financial results. Such transactions also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns.

Year 2000 Readiness

     The Year 2000 computer information processing challenge associated with the upcoming millennium change concerns the ability of computerized informa-tion systems to properly recognize date sensitive information, with which many companies, public and private, are faced to ensure continued proper operations and reporting of financial condition. Failure to correct and comply with the Year 2000 change may cause systems that cannot recognize the new date and millenium information to generate erroneous data or to fail to operate. Management is fully aware of the Year 2000 issues, has made its assessments, has evaluated its computerized systems and equipment to insure each component operates properly with the date advanced to the year 2000, and has communicated with its major vendors, and has substantially made the operations of Techdyne Year 2000 compliant.

     In 1997 we commenced upgrading our operations software program by acquiring a new Visual Manufacturing software package. To a lesser extent our Parent also acquired certain hardware and software of the Visual Manufacturing system. We have substantially completed integrating this new software system into all of our facilities. Our European facility went on line July 1, 1999, and our Lytton subsidiary, although its existing ERP system is Year 2000 compliant, is in the process of installing the Visual Manufacturing software system, which should be operational for that sub-sidiary in early September, 1999. This new system has greatly enhanced our ERP system, essential to bids for new business, production scheduling, inventory and information technology and overall operations. We believe this new system is providing us with leverage in material pricing, produc-tion, timely-delivery and thereby enabling us to be more competitive in bidding for manufacturing business. This Visual Manufacturing system also enables us to better track actual costs against our quotes, thereby allowing us to more effectively control costs and manage operating margins. The system has been pre-tested and guaranteed by the manufacturer to be Year
2000 compliant. The Visual Manufacturing system also provides bookkeeping, accounting and financial recording and information functions for Techdyne, its Parent and Dialysis Corporation of America, a 68% owned public subsidiary of the Parent. The costs for this new software program for our four domestic and one European facilities has been approximately $590,000. We have an ongoing consulting, training and servicing arrangement with the system's manufacturer for $25,000 per year.

     With respect to non-information technology systems which typically include embedded technology such as microcontrollers, the major equipment used in our manufacturing operations is not date sensitive and should not pose any threat of system breakdown. All date-sensitive manufacturing equipment has been tested and is compliant. Personal computer hardware and software systems have been checked and have been determined to be Year 2000 compliant.

     We have communicated with our key vendors, customers and other third parties with whom our operations are essential to inquire of their assessment of their Year 2000 issues and actions being taken to resolve those issues.
We have received a significant response rate for which most have given written assurance that they are Year 2000 compliant, with the balance assuring us they will be Year 2000 compliant before the millenium change.
To the extent such third parties are potentially adversely affected by the Year 2000 issues, and such is not timely and properly resolved by such persons, this could disrupt our operations to the extent that we will have to find alternative vendors or customers that have resolved their Year 2000 issues.

     No assurance can be given that our new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that our key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufacturing operational efficiencies or the Year 2000 issue, will not have a material adverse effect on our business, results of operations or financial condition. Based upon our current assessments, but subject to the uncertainties discussed below, we do not believe Techdyne has any material exposure to significant business interruptions as a result of the Year 2000 issues, or that the cost of any necessary remediation will have a material adverse effect on our business, financial condition or results of operations.

     One of the more significant Year 2000 issues relates to the readiness of our suppliers. Most of our products are manufactured to customer specifications, requiring specialized tooling as well as customer directed supplies and suppliers. Any Year 2000 problems with such suppliers could adversely affect our production of these specific products. However, this would only impact a limited range of products, since we manufacture over 850 products for our 100 customers. For any significant worse case scenario, such supplier failure would have to be widespread which would also impact many of our competitors. This would seem remote based upon responses we have had from our suppliers. Assuming a worse case scenario that our critical suppliers have a millenium problem and limit, delay or are unable to deliver supplies, we are identifying other sources of supplies and, if necessary, will seek customer approval to purchase from these alternate sources, as well as request our major suppliers to carry more inventory earmarked for us, and maintain specific contacts with those suppliers.

     Another area that could significantly impact our operations that relates to third-party providers are the utility companies providing necessary power for our manufacturing operations. These providers and services are beyond our control, and we do not have a separate generator for electricity. Should any of these utilities fail to provide services, that contingency would seriously adversely impact our operations in such affected areas. Our continuing plans to reduce the impact of such utility shortages or outages includes notification to our utility companies of our manufacturing locations and schedules, and notification to each of our landlords to assure access to the facility for our staff and key service providers.

     We may experience material unanticipated negative consequences beginning in the Year 2000 due to Year 2000 problems that have gone undetected. Al-though we believe our assessment and implementation of our Year 2000 issues have been satisfactorily completed, there are many uncertainties involved, which include two primary areas. One is our ability to deal with Year 2000 contingencies that may arise that we were unaware of, and second is how third parties with whom we deal have dealt with the Year 2000 issue. Accordingly, the results of our Year 2000 program and the extent of any impact on our results of operations could vary materially from what we have disclosed. The complexity of the Year 2000 issues does not allow us the ability to predict with any significant accuracy or to qualify its impact upon us for the fol-lowing reasons:

     o third party systems, whether suppliers, utilities and others, are beyond our control

     o complexity of testing interconnected systems and networks that depend on third-party systems

     o uncertainty of costs we might incur as a result of Year 2000 failures that occur despite implementation of our program to deal with the issues

Results of Operations

     Consolidated revenues decreased approximately $1,181,000 (10%) and $3,227,000 (14%) for the three months and six months ended June 30, 1999 compared to the preceding year. There was a decrease in domestic sales of $823,000 (8%) and $2,008,000 (10%) and a decrease in European sales of $334,000 (32%) and $1,186,000 (42%), for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year. Interest and other income decreased by approximately $24,000 and $33,000 for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year, which includes a decrease in interest as a result of a reduction in invested cash balances.

     Significant reductions in sales of Techdyne (Europe) have resulted in net losses for this subsidiary amounting to $201,000 and $278,000 for the three months and six months ended June 30, 1999 and $129,000 and $141,000 for the same periods of the preceding year.

     There was a decrease in sales to Compaq (Europe) by Techdyne (Europe), of $214,000 (84%) and $1,520,000 (93%) for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year. Sales of Techdyne (Europe) to Compaq, which was at one time a major customer of Techdyne (Europe), accounted for only approximately 6% of sales for the six months ended June 30, 1999 compared to 57% for the same period of the preceding year. The bidding for Compaq orders has become more competitive which has continued to result in substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Europe) has been pursuing new business development to offset the substantial reduction in Compaq sales as well as substantial reductions in sales to other customers; however its efforts have not been successful in increasing sales of Techdyne (Europe).

     Approximately 44% of the Company's consolidated sales for the six months ended June 30, 1999 were made to five customers. Customers generating at least 10% of sales included PMI Food Equipment Group (17%). PMI Food Equip-ment Group is Lytton's major customer and represented 31% of Lytton's sales for the six months ended June 30, 1999. The loss of, or substantially reduced sales to any major customer, would have an adverse effect on the Company's operations if such sales are not replaced.

     Cost of goods sold as a percentage of sales amounted to 88% and 89% for the three months and six months ended June 30, 1999 compared to 87% and 86% for the same periods of the preceding year reflecting changes in product mix and a diversification of the Company's customer base.

     Selling, general and administrative expenses increased by $223,000 and $192,000 for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year including costs associated with increased sales of Lytton.

     Interest expense increased $22,000 for both the three months and six months ended June 30, 1999 compared to the same periods of the preceding year. Interest on advances from the Parent increased approximately $9,000 and $20,000 for these periods as a result of higher outstanding balances with other increases resulting from additional borrowings in interest on other debt. The prime rate was 7.75% at June 30, 1999 and December 31, 1998.

Liquidity and Capital Resources

     The Company had working capital of approximately $7,000,000 at June 30, 1999, a decrease of $2,321,000 (25%) during the first six months of 1999. Included in the changes in components of working capital was a decrease of $820,000 in cash and cash equivalents, which included net cash used in operating activities of $105,000, net cash used in investing activities of $1,016,000 (including $724,000 from additions to property and equipment and additional consideration of $290,000 regarding the Lytton acquisition) and net cash provided by financing activities of $334,000 (including Lytton's net borrowings on its line of credit of $345,000, other Lytton borrowings of $375,000 to finance equipment acquisitions, and payments on long-term $360,000).

     The Company has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60%, which had an outstanding balance of $1,050,000 at June 30, 1999 and $1,200,000 at December 31, 1998 and a
$1,600,000 commercial revolving line of credit with interest at prime which was fully drawn down as of June 30, 1999 and December 31, 1998. The com-mercial term loan matures December 15, 2002 and the commercial line of credit matures May 1, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $621,000 at June 30, 1999 and $636,000 at December 31, 1998, and is
secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $67,000 at June 30, 1999 and $87,000 at December 31, 1998, is secured by the Company's tangible personal property, goods and equipment. The Parent has guaranteed the revolving line and the three term loans and subordinated the intercompany indebtedness due it from the Company to the bank's position. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000.

     In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $502,000 at June 30, 1999 and $545,000 at December 31, 1998, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     On July 31, 1997, the Company acquired Lytton which is engaged in the manufacture and assembly of PCBs and other electronic products for commer-cial customers. This acquisition required $2,500,000 cash, funded by the modified bank line of credit, as well as 300,000 shares of the Company's common stock which had a fair value of approximately $1,031,000 based on the closing price of the Company's common stock on the date of acquisition. The Company guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $290,000 and $154,000 for the first two years of sales levels paid in April 1999 and April 1998, respectively. The Lytton acquisition has expanded the Company's customer base, broadened its product line, enhanced its manufac-turing capabilities and provided a new geographic area to better serve the Company's existing customer base with opportunities to attract new customers. The Guaranty in the Stock Purchase Agreement was modified by the Company and the seller. In July 1999, the Company issued a payment of $1,100,000 and forgave an advance of $1,278,000 made in July 1998 to satisfy its remaining obligation under the $2,400,000 guarantee. See Note 9 to "Notes to Consoli-dated Condensed Financial Statements."

     With one bank, Lytton had (i) a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2%; (ii) a $1,000,000 installment loan maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton had an option to convert the note to a variable rate; and (iii) a $500,000 equipment loan agreement payable through August 1, 2003 with interest at prime plus 1%. These loans were replaced effective June 30, 1999 with a $3,000,000 revolving line of credit maturing June 30, 2000, a $1,400,000 installment loan payable in 60 installments commencing August 1, 1999 with the final installment due June 30, 2004 and a $500,000 equipment loan agree-ment payable through June 30, 2004. All of these bank loans are secured by the business assets of Lytton. See Note 3 to "Notes to Consolidated
Condensed Financial Statements."

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%, and has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298 secured by equipment. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     A significant customer of the Company, which accounted for 4% of sales for the six months ended June 30, 1999 and 9% of sales for the same period of the preceding year has been slow in paying amounts due to the Company. The Company has substantial receivables and inventory relating to a sales contract with the customer. See "Major Customers" under Note 1 to "Notes to Consolidated Condensed Financial Statements."

     The Company anticipates that current levels of working capital and working capital from operations, will be adequate to successfully meet liquidity demands for at least the next twelve months.

New Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

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

                        PART II -- OTHER INFORMATION
                        ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------


      On June 9, 1999, the annual meeting of shareholders was held to elect seven members to the board of directors to serve until the next annual meeting in 2000. Each nominee, five of whom have been directors for many years, Messrs. Thomas K. Langbein, Barry Pardon, Joseph Verga, Peter D. Fischbein and Anthony C. D'Amore, and two new nominees, Lytton Crossley and Edward Diamond were elected by a vote of 3,385,237 shares for an no votes against. There were no abstentions and no broker non-votes by virtue of the fact that no proxies were solicited, since the Parent, Medicore, Inc. owned 61.5% of the voting equity of the Company. Ernst & Young LLP, the Company's independent accountants, were not ratified as the Company's independent auditors for 1999 with no votes for ratification, 102,440 against, and 3,282,797 abstentions. As of August 6, 1999, the Company replaced Ernst & Young LLP with new independent auditors, Wiss & Company, LLP.


Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     (a)  Exhibits

          Part I Exhibits

               (27) Financial Data Schedule (for SEC use only)

          Part II Exhibits

               None

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K was filed on July 21, 1999 relating to Item 5, "Other Events" disclosing a consulting agreement. No financial statements were filed.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECHDYNE, Inc.

                                          /s/  Daniel R. Ouzts

                                       By ---------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Principal
                                          Accounting Officer

Dated: August 13, 1999

                               EXHIBIT INDEX


Exhibit
   No.
-------

Part I Exhibits

      (27) Financial Data Schedule (for SEC use only)