Form 10-Q
period 1999-09-30
TECHDYNE INC
filed 1999-11-12
CIK 764039

FORM 10--Q

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               -------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 6,451,990 shares as of October 31, 1999.

                         TECHDYNE, INC. AND SUBSIDIARIES
                         -------------------------------

                                      INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 1999 and September 30, 1998 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 1999 and September 30, 1998.

     2) Consolidated Condensed Balance Sheets as of September 30, 1999 and December 31, 1998.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 1999.

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

                         TECHDYNE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                              -------------------------   -------------------------
                                                  1999          1998          1999          1998
Revenues:
  Sales                                       $14,129,152   $10,972,849   $34,420,939   $34,458,947
  Interest and other income                        11,897       147,082        50,286       218,178
                                              -----------   -----------   -----------   -----------
                                               14,141,049    11,119,931    34,471,225    34,677,125

Cost and expenses:
  Cost of goods sold                           12,049,967     9,560,778    30,069,334    29,829,518
Selling, general and administrative expenses    1,141,873     1,185,861     3,194,070     3,046,513
Interest expense                                  212,277       169,586       555,080       490,435
                                              -----------   -----------   -----------   -----------
                                               13,404,117    10,916,225    33,818,484    33,366,466
                                              -----------   -----------   -----------   -----------

Income before income taxes                        736,932       203,706       652,741     1,310,659

Income tax provision                              111,328        25,034       173,760        76,607
                                              -----------   -----------   -----------   -----------

     Net income                               $   625,604   $   178,672   $   478,981   $ 1,234,052
                                              ===========   ===========   ===========   ===========

Earnings per share:
     Basic                                       $.12           $.03          $.09         $.24
                                                 ====           ====          ====         ====
     Diluted                                     $.10           $.03          $.08         $.19
                                                 ====           ====          ====         ====

See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          September 30, December 31,
                                                                              1999         1998(A)
                                                                              ----         -------
                                                                          (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents                                               $   816,312   $ 1,659,737
  Accounts receivable, less allowances of $50,000
    at September 30, 1999 and $47,000 at December 31, 1998                  9,068,864     5,769,868
  Inventories, less allowances for obsolescence of $731,000 at
    September 30, 1999 and $544,000 at December 31, 1998                   10,401,534     7,874,500
  Prepaid expenses and other current assets                                   300,360       165,925
  Deferred tax asset                                                          466,259       466,259
                                                                          -----------   -----------
          Total current assets                                             21,053,329    15,936,289

Property and equipment:
  Land and improvements                                                       198,000       199,200
  Buildings and building improvements                                         764,571       769,204
  Machinery and equipment                                                   7,341,813     6,846,863
  Tools and dies                                                              842,103       844,988
  Leasehold improvements                                                      458,885       308,074
                                                                          -----------   -----------
                                                                            9,605,372     8,968,329
  Less accumulated depreciation and amortization                            4,381,282     3,892,293
                                                                          -----------   -----------
                                                                            5,224,090     5,076,036
Deferred expenses and other assets                                            130,772       122,578
Costs in excess of net tangible assets acquired, less accumulated amortization of $284,000 at September 30, 1999
    and $192,000 at December 31, 1998                                       2,880,267     2,682,938
                                                                          -----------   -----------
                                                                          $29,288,458   $23,817,841
                                                                          ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                                              $ 2,838,897   $   962,407
  Accounts payable                                                          6,754,318     3,233,202
  Accrued expenses                                                          1,964,401     1,534,785
  Current portion of long-term debt                                         2,484,897       764,550
  Income taxes payable                                                        161,978       120,027
                                                                          -----------   -----------
          Total current liabilities                                        14,204,491     6,614,971
Deferred gain on sale of real estate                                          161,047       161,047
Long-term debt, less current portion                                        2,896,139     4,450,578
Advances from parent                                                          643,333     3,130,588

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 6,451,990 shares at September 30, 1999
    and 5,250,167 shares at December 31, 1998                                  64,520        52,501
  Capital in excess of par value                                           11,371,503    11,139,291
  Retained earnings (deficit)                                                 171,045      (307,936)
  Accumulated other comprehensive loss                                        (60,270)      (31,638)
  Notes receivable from options exercised                                    (163,350)     (113,850)
  Advance on subsidiary acquisition price guarantee                               ---    (1,277,711)
                                                                          -----------   -----------
          Total stockholders' equity                                       11,383,448     9,460,657
                                                                          -----------   -----------
                                                                          $29,288,458   $23,817,841
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

                         TECHDYNE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                              1999          1998
                                                                              ----          ----
Operating activities:
  Net income                                                              $   478,981   $ 1,234,052
  Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
    Depreciation                                                              893,922       742,740
    Amortization                                                              100,397        86,093
    Provision for inventory obsolescence                                      304,665       368,472
    Bad debt expense                                                            1,714           551
    Deferred Income taxes                                                         ---       (92,983)
    Consultant stock option expense                                             8,276        12,750
    Increase (decrease) relating to operating activities from:
        Accounts receivable                                                (3,302,919)       48,029
        Inventories                                                        (2,829,972)     (556,854)
        Prepaid expenses and other current assets                            (108,352)      364,772
        Accounts payable                                                    3,520,171      (502,269)
        Accrued expenses                                                      431,321      (119,240)
        Income taxes payable                                                   41,951       116,713
                                                                          -----------   -----------
          Net cash (used in) provided by operating activities                (459,845)    1,702,826

Investing activities:
  Additions to property and equipment, net of minor disposals              (1,051,912)     (503,914)
  Subsidiary acquisition payments                                          (1,389,531)     (153,818)
  Advance toward subsidiary acquisition price guarantee                           ---    (1,277,711)
  Deferred expenses and other assets                                          (16,452)       (6,489)
                                                                          -----------   -----------
          Net cash used in investing activities                            (2,457,895)   (1,941,932)

Financing activities:
  Line of credit funding towards subsidiary acquisition price guarantee                     600,000
  Short-term line of credit borrowings (payments)                           1,876,490      (262,504)
  Other short-term bank borrowings                                            375,000           ---
  Payments on short-term bank borrowings                                     (375,000)          ---
  Proceeds from long-term borrowings                                          766,667           ---
  Payments on long-term debt                                                 (596,805)     (637,724)
  Exercise of stock options and warrants                                          500         1,150
  Increase in advances from parent                                             44,687       789,196
  Deferred financing costs                                                        ---           374
                                                                          -----------   -----------
          Net cash provided by financing activities                         2,091,539       490,492

Effect of exchange rate fluctuations on cash                                  (17,224)       17,481
                                                                          -----------   -----------

(Decrease) increase in cash and cash equivalents                             (843,425)      268,867

Cash and cash equivalents at beginning of year                              1,659,737     1,451,564
                                                                          -----------   -----------

Cash and cash equivalents at end of period                                $   816,312   $ 1,720,431
                                                                          ===========   ===========

See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 1999
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 72.5% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

Major Customers

     A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

     A significant customer of the Company, which accounted for 4% of sales for the nine months ended September 30, 1999 and 9% of sales for the same period of the preceding year has been slow in paying amounts due to the Company. The Company has substantial receivables and inventory relating to a sales contract with the customer. The Company anticipates an ongoing business relationship with the customer and believes that the receivables and inventory relating to the customer are recoverable. If any significant amount of receivables and inventory were not recoverable, this could have a material adverse effect on the Company's financial position and results of operations.

Inventories

     Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of following:


                                                    September 30, December 31,
                                                        1999          1998
                                                    -----------   -----------
     Finished goods                                 $ 1,321,169   $   794,297
     Work in process                                  2,528,888     1,845,954
     Raw materials and supplies                       6,551,477     5,234,249
                                                    -----------   -----------
                                                    $10,401,534   $ 7,874,500
                                                    ===========   ===========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:

                                                    September 30, December 31,
                                                        1999          1998
                                                    -----------   -----------
     Accrued compensation                           $   699,274   $   400,680
     Other                                            1,265,127     1,134,105
                                                    -----------   -----------
                                                    $ 1,964,401   $ 1,534,785
                                                    ===========   ===========

                         TECHDYNE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

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

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                 Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                              -------------------------   -------------------------
                                                  1999           1998         1999          1998
                                                  ----           ----         ----          ----
Net income (loss) - numerator basic
   computation                                $   625,604   $   178,672   $   478,981   $ 1,234,052
Effect of dilutive securities:
Interest adjustment on convertible note            35,823        33,843       105,962       100,104
                                              -----------   -----------   -----------   -----------
Net income (loss), as adjusted for
   assumed conversion -  numerator
   diluted computation                        $   661,427   $   212,515   $   584,943   $ 1,334,156
                                              ===========   ===========   ===========   ===========

Weighted average shares - denominator
   basic computation                            5,300,167     5,250,167     5,276,541     5,173,922
Effect of dilutive securities:
Stock options                                      53,167       210,680       152,879       287,811
Contingent stock - acquisition                     89,855       319,355       280,565       269,844
Convertible note                                1,436,529     1,357,119     1,416,364     1,338,069
                                              -----------   -----------   -----------   -----------
Weighted average shares, as
   adjusted - denominator                       6,879,718     7,137,321     7,126,349     7,069,646
                                              ===========   ===========   ===========   ===========

Earnings (loss) per share:
   Basic                                          $.12          $.03          $.09          $.24
                                                  ====          ====          ====          ====
   Diluted                                        $.10          $.03          $.08          $.19
                                                  ====          ====          ====          ====

     The Company has various potentially dilutive securities, including stock options, and warrants. See Notes 5, 6 and 7.

Comprehensive Income

     In 1998 the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). This state-ment establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

                         TECHDYNE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Below is a detail of comprehensive (loss) income for the three months and six months ended September 30, 1999 and September 30, 1998:

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                              -------------------------   -------------------------
                                                  1999          1998          1999          1998
                                                  ----          ----          ----          ----
     Net income                               $   625,604   $   178,672   $   478,981   $ 1,234,052
     Other comprehensive (loss) income:
     Foreign currency translation                  79,449        44,831       (28,632)       76,868
                                              -----------   -----------   -----------   -----------
     Comprehensive income                     $   705,053   $   223,503   $   450,349   $ 1,310,920
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

NOTE 2--Interim Adjustments

     The financial summaries for the three months and nine months ended September 30, 1999 and September 30, 1998 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consoli-dated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1998.

NOTE 3--Long-term Debt

     The Company's $1,600,000 line of credit effective December 29, 1997 was fully drawn down with an outstanding balance of $1,600,000 at September 30, 1999 and December 31, 1998. This line matures May 1, 2000 and has monthly payments of interest at prime. The commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $975,000 at September 30, 1999 and $1,200,000 at December 31, 1998, matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage the

                         TECHDYNE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 3--Long-term Debt--(Continued)

Company's exposure to interest rates by effectively converting a variable rate obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

     The bank also extended two commercial term loans to the Company in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $614,000 at September 30, 1999 and $636,000 at December 31, 1998 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent.
The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $57,000 at September 30, 1999 and $87,000 at December 31, 1998 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Parent has unconditionally guaranteed the payment and performance by the Company of the revolving loan and the three commercial term loans and has subordinated the Company's intercompany indebtedness to the Parent to the bank's position.

     Lytton had a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% maturing June 30, 1999 which was increased to $3,000,000 and extended to June 30, 2000. The interest rate on this loan was 8.75% at September 30, 1999 and 8.25% at December 31, 1998. There was an outstanding balance on this loan of $2,839,000 as of September 30, 1999 with $962,000 outstanding at December 31, 1998. Lytton had a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton was to have an option to convert the note to a variable rate. Lytton replaced this loan at June 30, 1999 with a $1,400,000 installment loan with monthly payment of $23,333 payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004 with interest at prime plus 1/2%. The balance outstanding on this loan was approximately $1,353,000 at September 30, 1999 and $733,000 as of December 31, 1998. Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 which replaced an agreement of the same amount which had a maturity of August 1, 2003, with interest at prime plus 1%. There was no balance outstanding on this loan as of September 30, 1999 or December 31, 1998. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 8.25% as of September 30, 1999 and 7.75% as of December 31, 1998.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extended through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $112,000 at December 31, 1998. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $124,000 at September 30, 1999 and $157,000 at December 31, 1998 and is secured by equipment.

     Techdyne (Europe) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $513,000 at September 30, 1999 and $545,000 at December 31, 1998.

     Interest payments on long-term debt amounted to approximately $151,000 and $405,000 for the three months and nine months ended September 30, 1999 and $130,000 and $389,000 for the same periods of the preceding year.

                         TECHDYNE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

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

     The Company had domestic income tax expense of approximately $62,000 and $174,000 for the three months and nine months ended September 30, 1999 and $54,000 and $169,000 for the same periods of the preceding year.

     Techdyne (Europe) had an income tax benefit of approximately $29,000 and $93,000 for the three months and nine months ended September 30, 1998 with no such benefit or provision for the same periods of 1999.

     Income tax payments (refunds) amounted to $30,000 and $132,000 for the three months and nine months ended September 30, 1999 and $(2,000) and $51,000 for the same periods of the preceding year.

NOTE 5--Transactions with Parent

     The Parent provides certain administrative services to the Company including providing office space and general accounting assistance. Effec-tive October 1, 1996, the services provided to the Company by the Parent were formalized under a service agreement for $408,000 per year. The amount of expenses covered under the service agreement totaled $102,000 and $306,000 for the three months and nine months ended September 30, 1999 and for the same periods of the preceding year.

     The Company had a demand convertible promissory note payable to the Parent bearing interest at 5.7% which had a balance, including accrued interest, of approximately $2,427,000 at December 31, 1998, which was convertible into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. On September 30, 1999, the Parent converted the note balance which amounted to $2,531,941 into 1,446,823 shares of the Company's common stock resulting in an increase in the Parent's ownership interest to 72.5%. Advances from the Parent on the balance sheet includes the convertible note balance and an advance payable to the Parent of approximately $704,000 at December 31, 1998 with interest at 5.7%. Interest on the advances amounted to $45,000 and $134,000 for the three months and nine months ended September 30, 1999 and $43,000 and $112,000 for the same periods of the preceding year and is included in the net balance due the Parent. The Parent has agreed not to require repayment of the intercompany advances prior to October 1, 2000 and, therefore, the advances have been classified as long-term at September 30, 1999.

     The Company has manufactured certain products for the Parent. Sales of the products were $23,000 for the nine months ended September 30, 1999 with no such sales during the third quarter of 1999. These sales amounted to $41,000 and $140,000 for the three months and nine months ended September 30, 1998.

NOTE 6--Commitments and Contingencies

      Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton for the nine months ended September 30, 1999 amounted to approximately $63,000, with such expense amounting to approximately $33,000 and including only Lytton for the nine months ended September 30, 1998.

                         TECHDYNE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 6--Commitments and Contingencies--(Continued)

     Lytton had a deferred compensation agreement with its former President. The agreement called for monthly payments of $8,339 provided that Lytton's cash flow was adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the nine months ended September 30, 1999, a total of $58,000 was paid under this agreement, which fully paid the agreement.

     Lytton leases its operating facilities from an entity owned by the former President of Lytton and his wife, the former owner. The lease expires July 31, 2002 and requires annual lease payments of approximately $218,000, adjusted each year based upon the Consumer Price Index. During the nine months ended September 30, 1999, $164,000 was paid under the lease compared to $161,000 paid for the same period last year.

     The Company entered into a one year agreement for investor relations and corporate communications services as of April 1, 1999 with a monthly fee of $3,500. The agreement provided for issuance of up to 50,000 stock options if the consultant satisfied various performance criteria and could be cancelled upon 15 days written notice by either party. The agreement was cancelled effective August 1, 1999.

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

     In June 1997, the Company adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercis-able for five years through June 22, 2002 at $3.25 per share. On June 30, 1999, the board granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share. On August 25, 1999 the board granted 16,000 options exercisable for three years through August 24, 2002 exercis-able at $4.00 per share.

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

     The Company entered into a consulting agreement on July 1, 1999 for financial advisory services with the agreement to end on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of the Company's common stock exercisable at $3.50 per share that will expire on September 15, 2000. These options were valued at $40,000 resulting in $8,300 expense during the quarter ended September 30, 1999.

                         TECHDYNE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

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

     In July 1999, the Company forgave the Advance to the seller and issued payment of $1,100,000 to the seller, which together with the proceeds realized by the seller from the sale of stock in July 1998 satisfied the Company's remaining obligation under the $2,400,000 guarantee. The remaining 295,000 shares of common stock held by the seller as security for the remaining $2,378,000 guarantee were returned to the Company and have been cancelled.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which it is engaged as a manufacturer, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statements, as filed with the Securi-ties and Exchange Commission ("Commission") Form SB-2 (effective September
13, 1995), and Form S-3 (effective November 11, 1996) and as amended or supplemented.

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

     The industry segments served by the Company and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing com-ponents manufactured by the Company could adversely affect the Company's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Techdyne's business, financial condition and results of operations.

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

     In 1997 we commenced upgrading our operations software program by acquiring a new Visual Manufacturing software package. To a lesser extent our Parent also acquired certain hardware and software of the Visual Manufac-turing system. We have been integrating this new software system into all of our facilities. Our European facility went on line July 1, 1999. Our Lytton subsidiary, with its existing ERP system being Year 2000 compliant, is in the process of installing the Visual Manufacturing software system, which should be operational for that subsidiary in mid-2000. This new system has greatly enhanced our ERP system, essential to bids for new business, produc-tion scheduling, inventory and information technology and overall operations. We believe this new system is providing us with leverage in material pricing, production, timely-delivery and thereby enabling us to be more competitive in bidding for manufacturing business. This Visual Manufacturing system also enables us to better track actual costs against our quotes, thereby allowing us to more effectively control costs and manage operating margins. The system has been pre-tested and guaranteed by the manufacturer to be Year 2000 compliant. The Visual Manufacturing system also provides bookkeeping, accounting and financial recording and information functions for Techdyne, its Parent and Dialysis Corporation of America, a 68% owned public subsidiary of the Parent. The costs for this new software program for our four domestic and one European facilities has been approximately $590,000. We have an ongoing consulting, training and servicing arrangement with the system's manufacturer for $25,000 per year.

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

     No assurance can be given that our new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that our key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufacturing operational efficiencies or the Year 2000 issue, will not have a material adverse effect on our business, results of operations or financial condition. Based upon our current assessments, but subject to the uncer-tainties discussed below, we do not believe Techdyne has any material exposure to significant business interruptions as a result of the Year 2000 issues, or that the cost of any necessary remediation will have a material adverse effect on our business, financial condition or results of operations.

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

     We may experience material unanticipated negative consequences beginning in the Year 2000 due to Year 2000 problems that have gone undetected. Al-though we believe our assessment and implementation of our Year 2000 issues have been satisfactorily completed, there are many uncertainties involved, which include two primary areas. One is our ability to deal with Year 2000 contingencies that may arise that we were unaware of, and second is how third parties with whom we deal have dealt with the Year 2000 issue. Accordingly, the results of our Year 2000 program and the extent of any impact on our results of operations could vary materially from what we have disclosed.
The complexity of the Year 2000 issues does not allow us the ability to predict with any significant accuracy or to qualify its impact upon us for the following reasons:

     o third party systems, whether suppliers, utilities and others, are beyond our control

     o complexity of testing interconnected systems and networks that depend on third-party systems

     o uncertainty of costs we might incur as a result of Year 2000 failures that occur despite implementation of our program to deal with the issues

Results of Operations

     Sales increased approximately $3,156,000 (29%) for the three months ended September 30, 1999 with a small decrease of approximately $38,000 for the nine months ended September 30, 1999 compared to the same periods of the preceding year. There was an increase in domestic sales of $3,321,000 (33%) and $1,313,000 (4%) and a decrease in European sales of $165,000 (17%) and $1,351,000 (35%) for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year. Interest and other income decreased by approximately $135,000 and $168,000 for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year, which includes a decrease in interest as a result of a reduction in invested cash balances.

     Significant reductions in sales of Techdyne (Europe) have resulted in net losses for this subsidiary amounting to $164,000 and $442,000 for the three months and nine months ended September 30, 1999 and $141,000 and $283,000 for the same periods of the preceding year. Management has been evaluating the future prospects for this facility and has formulated a plan which includes outside purchase of certain products previously produced internally in an effort to reduce costs for more competitive bidding. There can be no assurances to the future success of management's plan.

     There was a decrease in sales to Compaq (Europe) by Techdyne (Europe), of $294,000 (84%) and $925,000 (85%) for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year. Sales of Techdyne (Europe) to Compaq, which was at one time a major customer of Techdyne (Europe), accounted for only approximately 6% of sales for the nine months ended September 30, 1999 compared to 29% for the same period of the preceding year. Techdyne (Europe) has been pursuing new business development to offset the substantial reduction in Compaq sales as well as substantial reductions in sales to other customers; however its efforts have not been successful to date.

     Approximately 44% of the Company's consolidated sales for the nine months ended September 30, 1999 were made to five customers. Customers generating at least 10% of sales included PMI Food Equipment Group (15%) and Motorola (11%). PMI Food Equipment Group is Lytton's major customer and represented 31% of Lytton's sales for the nine months ended September 30, 1999. The loss of, or substantially reduced sales to any major customer, would have an adverse effect on the Company's operations if such sales are not replaced.

     Cost of goods sold as a percentage of sales amounted to 85% and 87% for the three months and nine months ended September 30, 1999 compared to 87% for the same periods of the preceding year reflecting changes in product mix and a diversification of the Company's customer base.

     Selling, general and administrative expenses decreased by $44,000 for the three months ended September 30, 1999 and increased by $148,000 for the nine months ended September 30, 1999 compared to the same periods of the preceding year, including costs associated with increased sales of Lytton.

     Interest expense increased $43,000 and $65,000 for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year. Interest on advances from the Parent increased approximately $10,000 and $23,000 for these periods as a result of higher outstanding balances with other increases resulting primarily from net additional borrowings on other debt. The prime rate was 8.25% at September 30, 1999 and 7.75% at December 31, 1998.

Liquidity and Capital Resources

     The Company had working capital of approximately $6,849,000 at September 30, 1999, a decrease of $2,472,000 (27%) during the first nine months of 1999. Included in the changes in components of working capital was a decrease of $843,000 in cash and cash equivalents, which included net cash used in operating activities of $460,000, net cash used in investing activities of $2,458,000 (including $1,052,000 from additions to property and equipment and payments of $1,390,000 regarding the Lytton acquisition) and net cash provided by financing activities of $2,092,000 (including Lytton's net borrowings on its line of credit of $1,876,000, proceeds from Lytton debt refinancing of $767,000, and payments on long-term debt of $597,000).

     The Company has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60%, which had an outstanding balance of $975,000 at September 30, 1999 and $1,200,000 at December 31, 1998 and a
$1,600,000 commercial revolving line of credit with interest at prime which was fully drawn down as of September 30, 1999 and December 31, 1998. The commercial term loan matures December 15, 2002 and the commercial line of credit matures May 1, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $614,000 at September 30, 1999 and $636,000 at December 31, 1998, and is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $57,000 at September 30, 1999 and $87,000 at December 31, 1998, is secured by the Company's tangible personal property, goods and equipment. The Parent has guaranteed the revolving line and the three term loans and subordinated the intercompany indebtedness due it from the Company to the bank's position. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000.

     In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $513,000 at September 30, 1999 and $545,000 at December 31, 1998, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

     With one bank, Lytton had (i) a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2%; (ii) a $1,000,000 installment loan maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton had an option to convert the note to a variable rate; and (iii) a $500,000 equipment loan agreement payable through August 1, 2003 with interest at prime plus 1%. These loans were replaced effective June 30, 1999 with a $3,000,000 revolving line of credit maturing June 30, 2000, with interest at prime plus 1/2%, a $1,400,000 installment loan payable in 60 installments commencing August 1, 1999 with the final installment due June 30, 2004 with interest at prime plus 1/2% and a $500,000 equipment loan agreement payable through June 30, 2004 with interest at prime plus 1%. All of these bank loans are secured by the business assets of Lytton. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     A significant customer of the Company, which accounted for 4% of sales for the nine months ended September 30, 1999 and 9% of sales for the same period of the preceding year has been slow in paying amounts due to the Company. The Company has substantial receivables and inventory relating to a sales contract with the customer. See "Major Customers" under Note 1 to "Notes to Consolidated Condensed Financial Statements."

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

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 6. Exhibits and Reports on Form 8-K.
------  ---------------------------------

     (a)  Exhibits

          Part I Exhibits

          (27)  Financial Data Schedule (for SEC use only)

      Part II Exhibits

                None

     (b)  Reports on Form 8-K

          (i) Item 5, "Other Events," re: execution of consulting agree-ment, filed July 22, 1999
          (ii) Item 4, "Changes in Registrant's Certifying Accountant," filed August 13, 1999
          (iii) Amendment to Item 4, "Changes in Registrant's Certifying Accountant," filed August 27, 1999
          (iv) Item 5, "Other Events," re: issuance of stock to parent on conversion of note filed October 12, 1999

           No financial statements were filed with any of the current reports on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECHDYNE, INC.

                                          /s/ Daniel R. Ouzts

                                       By:-----------------------------------
                                          DANIEL R. OUZTS, Vice
                                          President/Finance, Controller and
                                          Chief Financial Officer

Dated: November 12, 1999

                                  EXHIBIT INDEX

Exhibit
  No
-------

Part I Exhibits

     (27)  Financial Data Schedule (for SEC use only)