Form 10-K
period 1999-12-31
TECHDYNE INC
filed 2000-03-30
CIK 764039

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999
                          -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from____________ to __________

Commission file number 0-14659
                       -------
                                 TECHDYNE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             FLORIDA                                        59-1709103
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

  2230 W. 77TH STREET, HIALEAH, FLORIDA                     33016
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                  Registrant's telephone number (305) 556-9210
                                                --------------

              Securities registered under Section12(b) of the Act:
                                      None

              Securities registered under Section12(g) of the Act:

                               Title of each class
                          ----------------------------
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold on March 20, 2000 was approximately $5,703,000.

         As of March 20, 2000 the Company had 6,596,990 outstanding shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Part III incorporates information by reference from the Information Statement in connection with the Registrant's Annual Meeting of Shareholders anticipated to be held on May 24, 2000.

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

         Registrant's Registration Statement on Form S-3 dated December 11, 1996, Registration No. 333-15371, Part II, Item 16, Exhibits.

         Annual Report, Form 10-K, for the years ended December 31, 1995 and 1997, Part IV, Exhibits.

         Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the years ended December 31, 1994 and 1998, Part IV, Exhibits.

================================================================================

                                 TECHDYNE, INC.

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 1999

                                                                           Page
                                                                           ----

                                     PART I

  Item 1.  Business...........................................................1

  Item 2.  Properties........................................................12

  Item 3.  Legal Proceedings.................................................13

  Item 4.  Submission of Matters to a Vote of Security Holders...............13

                                     PART II

  Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters......................................14

  Item 6.  Selected Financial Data...........................................14

  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................15

  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.........23

  Item 8.  Financial Statements and Supplementary Data.......................23

  Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................23

                                    PART III

  Item 10. Directors and Executive Officers of the Registrant................24

  Item 11. Executive Compensation............................................25

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management.......................................................25

  Item 13. Certain Relationships and Related Transactions....................25

                                     PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...26

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of Techdyne, Inc., the nature of the electronics industry in which it is engaged as a manufacturer, Techdyne, Inc.'s business strategies and plans for future operations, needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities taken or abandoned, competition and other factors discussed periodically in Techdyne, Inc.'s reports and filings. Many of the foregoing factors are beyond the control of Techdyne, Inc.

         All forward-looking statements included in this document are based on information available to Techdyne, Inc. on the date hereof, and it assumes no obligation to update any such forward-looking statement. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of Techdyne, Inc. obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in Techdyne, Inc.'s Registration Statements, as filed with the Securities and Exchange Commission, Form SB-2 (effective September 13, 1995) and Form S-3, effective December 11, 1996. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements.


ITEM 1.  BUSINESS

         Techdyne, Inc. is an international contract manufacturer of electronic and electro-mechanical products, primarily manufactured to customer specifications and designed for original equipment manufacturers ("OEMs") and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Custom-designed products primarily include complex printed circuit boards ("PCBs"), conventional and molded cables and wire harnesses, and electro-mechanical assemblies. In addition, the Company provides OEMs with value-added, turnkey contract manufacturing services and total systems assembly and integration. The Company also delivers manufacturing and test engineering services and materials management, with flexible and service-oriented manufacturing and assembly services for its customers' high-tech and rapidly changing products.

         Approximately 92% of sales are domestic, a substantial amount generated by our domestic wholly-owned subsidiary, Lytton Incorporated, and 8% are effected by our wholly owned subsidiary, Techdyne (Europe) Limited in the European markets and to a limited extent in the Middle East. There have been significant reductions in sales for that facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has another European subsidiary, Techdyne Livingston Limited. Unless otherwise noted, Techdyne and our subsidiaries shall be referred to collectively as "Techdyne" or the "Company."

         Included among our customers are several Fortune 500 companies. Services and products are marketed through an in-house sales/marketing staff of 19 persons, in conjunction with approximately 3 independent manufacturer's sales representative firms with approximately 10 sales representatives.

         The Company was incorporated in Florida in 1976, acquired by Medicore, Inc. ("Medicore" or our "parent") in 1982, and became a public company in 1985. Medicore, a Nasdaq SmallCap Market company, owns approximately 71% of our common stock. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relations and Related Transactions" of our Information Statement relating to the Annual Meeting of Shareholders anticipated to be held on Wednesday, May 24, 2000, which is incorporated herein by reference.

         The Company's executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. The Company's telephone number is (305) 556-9210 and its Internet address is www.tcdn.com.


ELECTRONIC MANUFACTURING INDUSTRY

         In recent years, the electronic contract manufacturing industry has exhibited significant growth. We believe this growth has resulted from a vastly increased number of OEMs adopting an external manufacturing philosophy coupled with the growth of the electronics industry. This philosophy is motivated by the increased capital necessary to acquire modern, highly automated manufacturing equipment for the OEMs to access leading manufacturing technologies and capabilities, to reduce inventory, and to realize the cost benefits of the improved purchasing power, labor efficiency and overall cost benefits of contract manufacturers. We believe that many OEMs view contract manufacturers as an integral part of their manufacturing strategy. Using outsourcing for their manufacturing of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, improve inventory management and marketability. OEMs are looking more to contract manufacturers, like Techdyne, to provide a broader scope of value-added services, including manufacturing, engineering and test services. OEMs rely on contract manufacturers not only for partial component assemblies but complete turnkey manufacturing of entire finished products. We assist our customers from initial design and engineering through materials procurement, to manufacturing of the complete product and testing. Greater efficiencies are obtained by OEMs through "concurrent engineering" which gives contract manufacturers greater impact in product design, component selection, production methods and the preparation of assembly drawings and test schematics. This also gives the customer the ability to draw upon our manufacturing expertise at the outset and minimize manufacturing bottlenecks.

         Another factor which leads OEMs to utilize contract manufacturers is reduced time-to-market. Due to the intense competition in the electronics industry, OEMs are faced with increasingly shorter product life-cycles which pressures OEMs to reduce time constraints in bringing a product to market. This can be accomplished by using a contract manufacturer's established manufacturing expertise with its sophisticated, technically advanced and automated manufacturing processes. This, coupled with the elements discussed above, such as reduced production costs through economies of scale in materials procurement, improved inventory management, access to our manufacturing technology, engineering, testing and related expertise, motivates OEMs to work with electronic contract manufacturers.


BUSINESS STRATEGY

         In response to industry trends for OEMs to rely more on contract manufacturers in order to reduce capital investment, and focus on product development and marketing, our objective is to become a stronger competitive force and provider of electronic contract manufacturing services for OEM customers, particularly in view of constantly changing and improving technology and therefore, shorter product life cycles. We continue to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products. We believe that creating and maintaining long-term relationships with customers requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility.

         We try to concentrate on high value-added products and services for leading OEMs. We focus on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services.

         We continue to build on our integrated manufacturing capabilities, final system assemblies and testing. In addition to PCBs, our custom cable assembly capabilities provide us with further opportunities to leverage our vertical integration and to provide greater value added services and be more competitive. In addition, vertical integration provides us with greater control over quality, delivery and cost.

         We believe we develop closer and more economically beneficial relationships with our customers through our geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, Ohio and Scotland. Our diverse locations also help satisfy costs, timely deliveries and local market requirements of our customers. We continue to pursue expansion in different markets to better serve existing customers and to obtain additional new customers. In 1997, we acquired Lytton, a private Ohio company engaged in the manufacture, assembly and sale of complex PCBs and other electronic products. The Lytton acquisition complemented our operations and continued our business strategy by expanding our customer base, broadening our product line, entering a new geographic area, enhancing our manufacturing capabilities, and enabling us to better serve the combined existing customer base with enhanced product choices with opportunities to further attract new customers. We continue to seek acquisitions of contract manufacturing businesses complimentary to our operations.

         We compete with much larger electronic manufacturing entities for such expansion opportunities. Further, any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect our financial results. Such transactions also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on our business and financial results.

         To further satisfy customer needs, we develop long-term customer relationships by using our state-of-the-art technology to provide timely and quick-turnaround manufacturing and comprehensive support for materials purchases and inventory control. Through our EDI (electronic data interchange), the customer is able to convey its inventory and product needs on a weekly basis based on a rolling quantity forecast.

         More emphasis is placed on value-added turnkey business for the manufacture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of our processes, and our early involvement in the design process using our computer-aided design ("CAD") system.

         We are improving our material acquisition process in an attempt to better our purchasing power by identifying materials used across customer lines. In 1998, we started utilizing our Visual Manufacturing software and updated our enterprise resource planning ("ERP") system. The Visual Manufacturing software solved the "Year 2000" issues for us. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We believe these efforts have provided us with better leverage in material pricing and permit us to be more competitive when bidding for manufacturing work and turnkey business. We are also better able to track actual costs against customer quotes, which allows us to control costs and more accurately manage our operating margins.


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

         In SMT production, electronic components are attached and soldered directly onto the surface of a circuit board rather than inserted through holes. SMT components are smaller, can be spaced more closely together and, unlike PTH components, can be placed on both sides of a PCB. This allows for product miniaturization, while enhancing the electronic properties of the circuit. SMT manufacturing requires substantial capital investment in expensive, automated production equipment which requires high usage. We have computerized testing for substantially all of our PCBs to verify that components have been installed properly and meet certain functional standards, that the electrical circuits have been properly completed, and that the PCB assembly will perform its intended functions.

         In 1997, we acquired Lytton, whose Ohio operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry. We also established a 5,500 square foot manufacturing facility in Massachusetts in 1997. These expansions resulted in PCB manufacturing to have yielded approximately 55% and 48% of our sales revenues in 1999 and 1998, respectively.

         CABLE AND HARNESS ASSEMBLIES

         A cable is an assembly of electrical conductors insulated from each other and twisted around a central core and jacketed. Cables may be molded or non-molded.

         Techdyne offers a wide range of custom manufactured cable and harness assemblies for molded and mechanical applications. These assemblies include multiconductor, ribbon, co-axial cable assemblies, and discrete wire harness assemblies. We use advanced manufacturing processes, in-line inspection and computer testing. We test all of our cable and harness assemblies with computerized automated test equipment.

         We maintain a large assortment of standard tooling for D-Subminiature ("D-Subs"), DIN connectors and phono connectors. D-Subs are connectors which are over-molded with the imprint of the customer's name and part number. DIN connectors are circular connectors with from two to four pairs of wires used for computer keyboards. Today's computers are multi-media, providing audio as well as video, such as the CD-ROM.

         Flat ribbon cable or ribbon cable assemblies are cables with wires (conductors) on the same plane with connectors at each end. Flat ribbon cables are used in computer assemblies and instrumentation.

         Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. Our cable sales comprised approximately 35% and 42% of total sales revenue for 1999 and 1998, respectively.

         CONTRACT MANUFACTURING

         Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs as well as complete sub-assemblies for integration into an OEM's finished products, such as speaker and lock-key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution. These products can be totally designed and manufactured by the Company through our CAD system, engineering and supply procurement. Techdyne develops manufacturing processes and tooling and test sequences for new products of our customers. We provide design and engineering services in the early stages of product development thereby assuring mechanical and electrical considerations are integrated with a total system. Alternatively, the customer may provide specifications and we will assist in the design and engineering or manufacture to the customer's specifications. Contract manufacturing products include rack assemblies for data processing and video editing and custom disk drive enclosures for OEMs.

         REWORKING AND REFURBISHING

         Customers provide the Company with materials and sub-assemblies acquired from other sources which the customer has determined requires modified design or engineering changes. We redesign, rework, refurbish and repair these materials and sub-assemblies.

         Contract manufacturing, medical product sales, reworking and refurbishing together amounted to approximately 10% of sales for each of 1999 and 1998. We believe that PCB sales and contract manufacturing will provide us with substantial increases in revenues over the next few years.


MANUFACTURING

         Components and products are custom designed and developed to fit specific customer requirements and specifications. Techdyne attempts to develop a "partnership" relationship with many of our customers by providing a responsive, flexible, total manufacturing service. Such service includes computer integrated manufacturing and engineering services, quick-turnaround manufacturing and prototype development, materials procurement, inventory management, developing manufacturing processes for that particular customer and its needs, tooling and test sequences for new products from product designs received from its customers or developed by Techdyne from customer requirements. Our industrial, electrical and mechanical engineers work in close liaison with its customers' engineering departments from inception through design, prototypes, production and packaging. We evaluate customer designs and if appropriate, recommend design changes to improve quality of the finished product, reduce manufacturing costs or other necessary design modifications. Upon completion of engineering, Techdyne produces prototype or preproduction samples. Materials procurement includes planning, purchasing and warehousing electronic components and materials used in the assemblies and finished products.

         Our engineering staff reviews and structures the bill of materials for purchasing, coordinates manufacturing instructions and operations, and reviews inspection criteria with the quality assurance department. The engineering staff also determines any special capital equipment requirements, tooling and dies, which must be acquired.

         The Company's PCB assembly operations are geared toward advanced SMT. Our Lytton subsidiary provides us with increased PCB production through state-of-the-art manufacturing equipment and processes and a highly trained and experienced engineering and manufacturing workforce. The manufacturing of PCBs involves several steps including the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors.

         We offer a wide range of custom manufactured cables and harnesses for molded and mechanical applications. We use advanced manufacturing processes, in-line inspection and testing to focus on process efficiencies and quality. The cable and harness assembly process is accomplished with automated and semi-automated preparation and insertion equipment and manual assembly techniques.

         We maintain a large assortment of standard tooling. New manufacturing jobs may require new tooling and dies, but most presses and related equipment are standard.

         We maintain modern state-of-the-art equipment at all of our facilities for crimping, stripping, terminating, soldering, sonic welding and sonic cleaning which permits us to produce conventional and complex molded cables.

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

         The European manufacturing facility, located in Livingston, Scotland, focuses mainly on the electronics industry producing primarily wire harnesses, electro-mechanical assemblies, and molded cables, incorporating multifaceted design and production capabilities. Significant reductions in sales of Techdyne (Europe) have resulted in net losses for this subsidiary amounting to $577,000 for 1999 and $442,000 for 1998, and we are evaluating the future prospects for that facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We also have "supplier partnerships" to meet customers' needs. This involves the Company accomplishing the in-house manufacturing requirements of the customer. Through EDI, the customer conveys its needs on a weekly basis based on a rolling quarterly forecast.

SUPPLIES AND MATERIALS MANAGEMENT

         Materials used in our operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins. These materials are readily available from a large number of suppliers and manufacturers. We have not experienced any significant disruptions from shortages of materials or delivery delays from suppliers and we believe that our present sources and the availability of our required materials are adequate. We have a computerized system of material requirements planning, purchasing, sales and marketing functions. We have made our materials acquisition processes more efficient through our Visual Manufacturing software system. This new software also satisfied our Year 2000 challenges. See "Business Strategy" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company procures components from a select group of vendors which meet our standards for timely delivery, high quality and cost effectiveness. In order to control inventory investment and avoid material obsolescence, components are generally ordered when we have a purchase order or commitment from our customer for the completed assembly. Techdyne uses ERP management technologies and manages our material pipelines and vendor base to allow our customers to increase or decrease volume requirements within established frameworks.

         We have improved our overall efficiency of manufacturing, particularly in the area of inventory management, including purchasing which is geared more closely to current needs resulting in reduced obsolescence problems. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


QUALITY AND PROCESS CONTROL

         Our Florida and Texas facilities received from Underwriter's Laboratories, an independent quality assurance organization, the ISO 9002 quality assurance designation, which is the international standard of quality with respect to all systems of operations, including, among others, purchasing, engineering, manufacturing, sales, inventory control and quality. Techdyne (Europe) has a BS 5750 quality assurance designation from British Standards Institute. Lytton holds its ISO 9002 quality designation from Eagle Registrations, Inc. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations.

         Quality control is essential to the Company's operations since customers demand strict compliance with design and product specifications, low-cost and high quality production are primary competitive standards and are vital to our services. See "Competition" below. Product components, assemblies and sub-assemblies manufactured by the Company are thoroughly inspected visually and electronically to assure all components are made to strict specifications and are functional and safe. We believe we are one of the manufacturers of choice for the major Fortune 500 companies, certain of which are our customers, based upon our excellent record of quality production.

         Strict process controls are also standard operating procedure. Process controls deal with the controls relating to the entire manufacturing process. We strive for a CPK of two, i.e., twice as critical as customer tolerances.

         During the course of initial qualification and production cycles, new and existing customers inspect the Company and our operations. Over the years our product and manufacturing quality have received excellent ratings.

         Total quality, timely delivery and customer satisfaction is our philosophy. High levels of quality in every area of Techdyne's operations are essential. Quality standards are established for each operation, performance tracked against those standards, and identifying work flow and implementing necessary changes to deliver higher quality levels. We maintain regular contact with our customers to assure adequate information exchange and other activities necessary to assure customer satisfaction and to support our high level of quality and on-time delivery. Any adverse change in our excellent quality and process controls could adversely affect our relationships with customers and ultimately our revenues and profitability.


CUSTOMERS

         Techdyne serves a wide range of businesses from emerging growth companies to multinational OEMs involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. Our revenue is distributed over the following industry segments:

                                             Year Ended December 31,
                                   --------------------------------------------
                                   1999                 1998               1997
                                   ----                 ----               ----
Data processing                     22%                  29%                40%
Telecommunications                  22%                  20%                 7%
Instrumentation                     23%                  17%                16%
Food preparation equipment (1)      17%                  18%                19%

---------------

(1)      Accomplished through Lytton, acquired in July, 1997.

         We seek to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically a substantial percentage of our net sales have been to multiple locations of a small number of customers. Significant reductions or delays in sales to any of those major customers would have a material adverse effect on our results of operations. In the past, certain customers have terminated their manufacturing relationship with us, or otherwise significantly reduced their product orders. There can be no insurance that any major customer may not terminate or otherwise significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on our results of operations. We are dependent upon the continued growth, viability and financial stability of our customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, the communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of our customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or our customers in particular, could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected. In 1999, 28% of our sales were made to numerous locations of two major customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The table below sets forth the respective portion of sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of sales in any respective period.

                               Percentage of Sales

                                          1999       1998       1997
                                          ----       ----       ----
PMI Food Equipment Group(1)                15%        18%        *
International Business Machines             *          *        19%
EMC                                         *          *        10%
Motorola, Inc.                             13%        10%        *

---------------

*        less than 10% for that year

(1)      PMI is a customer of Lytton acquired July 31, 1997.

         Techdyne sells to approximately 100 additional other companies, which comprise the remaining 72% of sales for 1999. Lytton focuses primarily in PCB production, and had approximately 32% of its sales for fiscal 1999 to PMI.


MARKETING AND SALES

         We continue to pursue expansion and diversification of our customer base and we are targeting emerging OEMs in high growth industry segments. Our principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through our sales managers and executive staff, and through our independent sales representatives. Sales managers, directed and supported by the executive staff, identify and attempt to develop relationships with potential customers who exemplify financial stability, a need for electronic and electro-mechanical component assembly and manufacturing, anticipated unit volume, and a history of establishing long-term relationships.

         Domestic sales are generated by four regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are also 12 in-house sales/marketing personnel, including Barry Pardon, the President of our Company. The regional sales managers have three independent manufacturer representative agencies who employ approximately 10 sales representatives. Sales are also generated through catalogues, brochures and trade shows.

         The manufacturer sales representatives, primarily marketing electronic and similar high-technology products, are retained under exclusive sales representative agreements for specific territories and are paid on a commission basis. The sales representatives cannot represent any other person engaged in the business of manufacturing services similar to those of the Company, nor represent any person who may be in competition with us. The agreements further prohibit the sales representative from disclosing trade secrets or calling on our customers for a period of six months to one year from termination of their agreement.

         Techdyne (Europe) has three in-house sales personnel who market its products, primarily ribbon, harness and cable assemblies, electro-mechanical products, and molded cable assemblies, as well as its reworked and refurbished products (see "Business - Products - Reworking and Refurbishing" above) to customers in Scotland, England, Ireland, Germany and the Middle East.

         Substantially all of our sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some production, such as its supplier partnerships, are accomplished under open purchase orders with components released against customer requests.


BACKLOG

         At December 31, 1999, our backlog of orders amounted to approximately $14,643,000, of which approximately $8,179,000 (approximately 56%) was represented by the orders from its Lytton operations and approximately $959,000 (approximately 7%) was represented by orders for Techdyne (Europe) operations. Last year the backlog was approximately $11,817,000 of which approximately $8,354,000 was derived from Lytton operations and approximately $673,000 was represented by orders of Techdyne (Europe) operations. We believe, based on past experience and relationships with our customers and knowledge of our manufacturing capabilities, that most of our backlog orders are firm and should be filled within six months. Most of the purchase orders within which the Company performs do not provide for cancellation. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be canceled. However, based upon relationships with its customers, we occasionally allow cancellations and frequently rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by the Company may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.


PATENTS AND TRADEMARKS

         We do not have nor do we rely on patents or trademarks to establish or protect our market position. Dependency is placed more on design, engineering, manufacturing cost containment, quality and marketing skills to establish or maintain market position.


COMPETITION

         Techdyne experiences substantial competition from many areas including divisions of large electronic and high-technology firms, as well as from numerous smaller, specialized companies. Competitive price advantages may also be available to competitors with less expensive off-shore operations, particularly from the Far East. We also compete with in-house manufacturing operations of current and potential customers. Although we have been expanding in the Northeast, Midwest, Southeast and Southwest areas of the United States, certain of our competitors have broader geographic coverage to serve their customers and attract additional business. Many of such competitors are more established in the industry and have substantially greater financial, manufacturing and marketability resources than the Company. Increased competition could result in lower priced components and lower profit margins, loss of customers, any of which occurrences could have a material adverse effect on our business, financial condition and results of operations. We may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures. During downtimes in the electronics industry, OEMs become more price sensitive. In the PCB area major competitors include ACT Manufacturing, Inc., Vickers

Electronic Systems, Diversified Systems, Inc., Epic Technologies, Inc. and others. Major competitors in the cable and harness assembly market include Volex Interconnect Systems, Inc., Foxconn, ACT Manufacturing, Inc., Escod Industries and others. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We believe the primary competitive factors to be price, quality of production, manufacturing capability, prompt customer service, timely delivery, engineering expertise, and technical assistance to customers. We believe we compete favorably in these areas. We also believe our competitive position is internationally enhanced through our European manufacturing and marketing operations through Techdyne (Europe). See "Manufacturing" and "Foreign Operations" under "Business" above.

         Due to the number and variety of competitors, reliable data relative to our competitive position in the electronic components and assembly industry is difficult to develop and is not known.


GOVERNMENTAL REGULATION

         Our operations are subject to certain federal, state and local regulatory requirements relating to environmental waste management and health and safety matters. We believe that we comply with applicable regulations pertaining to health and safety in the workplace and the use, storage, discharge and disposal of chemicals used in its manufacturing processes. The Company periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. The current costs of compliance are not material to us. Nevertheless, no assurances can be given that additional or modified requirements will not be imposed in the future, and if so imposed, will not subject us to difficulties in compliance, the failure of which could subject us to future liabilities, restriction on expansion or existing production, or otherwise involve substantial additional expenditures. These regulations provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance.


EMPLOYEES

         We currently employ 403 full-time people domestically. Of these approximately 300 are engaged in manufacturing, quality assurance and related operations, 20 in material handling and procurement, 15 are employed in marketing, including our President, 12 in engineering, and 56 are engaged in administrative, accounting, warehousing and support activities. Our European subsidiary employs approximately 67 people of which 54 are in production and engineering and the balance in administrative, sales, accounting and support activities.

         In addition to our full-time employees, domestically we regularly utilize the services of temporary workers retained through local agencies. Presently there are approximately 32 such workers. Many of these temporary workers, upon fulfilling in excess of 320 hours of service, may be employed on a full time basis as needed.

         We have no unions and we believe our relationships with our employees is good.

ITEM 2.  PROPERTIES

         The following chart summarizes the properties leased by the Company.

SPACE                        PROPERTY                 TERM
-----                        --------                 ----
16,000 sq. ft.               2230 W 77th St.          5 yrs. to March 31, 2001
(exec. offs., mfg.)          Hialeah, FL(1)

12,000 sq. ft.               2200 W 77th St.          5 yrs. to March 31, 2001
(warehouse)                  Hialeah, FL(1)

15,000 sq. ft.               7110 Brittmore           5 yrs. to August 31, 2002,
(mfg., offs. &               Houston, TX(2)           one five year renewal
warehouse)

5,500 sq. ft.                Rte. 495 Commerce Park   5 yrs. to March 31, 2002,
(mfg. & offs.)               Milford, MA              one five year renewal

18,225 sq. ft.               800 Paloma Dr.           5 yrs. to May 31, 2002,
(mfg., offs. &               Round Rock (Austin),     one five year renewal
warehouse)                   TX

2,000 sq. ft.                1311 West 2nd Street     1 yr. to August 15,2000
(warehouse)                  Taylor, TX

77,800 sq. ft.               1784 Stanley Ave.        5 yrs. to July 31, 2002,
(mfg., offs. &               Dayton, Ohio(3)          two five year renewals
warehouse)

         We also have two month-to-month leases, one for warehouse space (1,000 square feet in Milford, Massachusetts), and another for a sales office (approximately 700 square feet in Houston, Texas).

----------

(1) THE LANDLORD IS OUR PARENT. THE LEASE IS AS FAVORABLE AS MAY BE OBTAINED FROM UNAFFILIATED THIRD PARTIES, WITH WHOM ALL OTHER LEASES ARE MADE, EXCEPT FOR THE LYTTON LEASE.
(2) THIS FACILITY HAS BEEN CLOSED AND THE PROPERTY SUBLEASED FOR THE REMAINDER OF THE TERM TO AN UNAFFILIATED PARTY FOR SUBSTANTIALLY SIMILAR RENT.
(3) THE LANDLORD IS OWNED BY THE FORMER PRESIDENT, NOW ASSISTANT TO THE PRESIDENT AND DIRECTOR OF LYTTON AND DIRECTOR OF THE COMPANY. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" OF OUR INFORMATION STATEMENT RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS ANTICIPATED TO BE HELD ON MAY 24, 2000, INCORPORATED HEREIN BY REFERENCE. THE COMPANY HAS A RIGHT OF FIRST REFUSAL AND AN OPTION TO PURCHASE THESE PREMISES. THIS LEASE IS GUARANTEED BY THE COMPANY.

         Techdyne (Europe) owns an approximately 31,000 square foot facility in Livingston, Scotland. The property is subject to a 15-year mortgage due July, 2009 which had a U.S. dollar equivalency of approximately $489,000 at December 31, 1999. See Item 1, "Business - Foreign Operations" and Item 7, "Management's

Discussion and Analysis of Financial Condition and Results of Operations."

         The Company maintains state-of-the-art manufacturing, quality control, testing and packaging equipment at all of its facilities in Florida, Ohio, Massachusetts, Texas and Europe.

         We believe that our equipment and facilities are adequate for our current operations.

         We are subject to a variety of environmental regulations relating to our manufacturing processes and facilities. See Item 1, "Business - Government Regulations."


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The table below reflects for the periods indicated, the high and low closing sales prices for the common stock as reported by the Nasdaq National Market. On February 18, 2000, our common stock transferred to the Nasdaq SmallCap Market, since the market value of the public float was not equal to or greater than $5,000,000 for a 90-day period in 1999, as required under the Nasdaq Marketplace rule 4450(a)(2), Maintenance Standard 1.

    1998
    ----
                                           High                        Low
                                           ----                        ---
    1st Quarter......................     $4.81                       $4.13
    2nd Quarter......................      5.00                        3.88
    3rd Quarter......................      4.75                        3.50
    4th Quarter......................      3.50                        1.88

    1999
    ----
                                           High                        Low
                                           ----                        ---
    1st Quarter......................     $4.25                       $2.13
    2nd Quarter......................      4.00                        2.38
    3rd Quarter......................      4.63                        2.13
    4th Quarter......................      4.00                        1.75

         At March 20, 2000, the closing sales price of the common stock was $3.50.

         At March 20, 2000, we had 63 shareholders of record and based upon data obtained from its transfer agent we have approximately 594 beneficial owners of our common stock.

         We have not paid, nor do we have any present plans to pay cash dividends on our common stock in the immediate future.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            Years Ended December 31,
                           ----------------------------------------------------
                          1999          1998       1997(1)    1996         1995
                          ----          ----       ----       ----         ----
Revenues                $48,383       $44,927    $33,169    $24,434     $30,424
Net income                  303           798      1,426        743       1,315
Earnings per share:
    Basic                  $.05          $.15       $.32       $.18        $.40
    Diluted                $.05          $.13       $.24       $.14        $.27

                         CONSOLIDATED BALANCE SHEET DATA
                           (IN THOUSANDS)

                                                December 31,
                                 ----------------------------------------------
                                  1999      1998     1997(1)    1996       1995
                                 -------   -------   -------   -------   -------
Working capital                  $10,986   $ 9,321   $ 9,547   $ 6,597   $ 4,921
Total assets                      26,796    23,818    24,625    13,224    12,879
Long-term debt (2)                 7,962     7,581     6,926     3,842     3,415
Total liabilities                 15,631    14,357    15,116     8,056     9,216
Shareholders' equity              11,165     9,461     9,509     5,168     3,663

--------------------

(1) Reflects operations of Lytton for five months, as well as assets, liabilities and shareholders' equity at December 31, 1997. Lytton was acquired on July 31, 1997. See Item 1, "Business - Business Strategy" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)      Includes advances from parent.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Our operations have continued to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders, as has occurred in the past, could have an adverse effect on our results of operations and financial condition. Our results also depend to a substantial extent on the success of our OEM customers in marketing their products. We continue to seek to diversify our customer base to reduce our reliance on our few major customers. See "Business Strategy" and "Customers" under Item 1, "Business."

         The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the Company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on our business, financial condition and results of operations. We typically do not obtain long-term volume purchase contracts from our customers, but rather we work with our customers to anticipate future volumes of orders. Based upon such anticipated future orders, we will make commitments regarding the level of business we want and can accomplish, the timing of production schedules and the levels of and utilization of facilities and personnel. Occasionally, we purchase raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders are already made or anticipated. Any significant cancellations, reductions or order delays could adversely affect our results of operations.

         We use ERP techniques through our Visual Manufacturing system (see Item 1, "Business - Business Strategy" and "Year 2000 Readiness" below) in our efforts to continuously develop accurate forecasts of customer volume requirements. We are dependent on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on our results of operations. It is important for us, and there are significant risks involved, to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables, or turnkey products, for manufacture. See "Electronic Manufacturing Industry" and "Supplies and Materials Management" under Item 1, "Business."

         We must continuously develop improved manufacturing procedures to accommodate our customers' needs for increasingly complex products. To continue to grow and be a successful competitor, we must be able to maintain and enhance our technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although we believe that our operations utilize the assembly and testing technologies and equipment currently required by our customers, there can be no assurance that our process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render our technology, equipment or processes obsolete or uncompetitive. In addition, to the extent that we determine that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment.

         During periods of recession in the electronics industry, our competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronic OEMs, who may become more price sensitive.

         Our results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved by management in managing the costs of our operations, our experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. We generally have idle capacity and reduced operating margins during periods of lower-volume production.

         We compete with much larger electronic manufacturing entities for expansion opportunities. Any acquisitions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect our financial results. Acquisition transactions also involve numerous business risks, including difficulties in successfully integrating the acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Consolidated revenues increased approximately $3,456,000 (8%) for the year December 31, 1999 compared to the preceding year. There was an increase in domestic sales of $4,482,000 (11%), and a decrease in European sales of $828,000 (18%) compared to the preceding year. Interest and other income decreased by approximately $198,000 compared to the preceding year.

         The decline in European-based sales was attributable to a decrease of approximately $982,000 (82%) in sales to Compaq (Europe) by Techdyne (Europe) which was partially offset by increased sales to other customers. Significant reductions in sales of Techdyne (Europe) have resulted in net losses for this subsidiary amounting to $577,000 for the year ended December 31, 1999 and $442,000 for the preceding year. Techdyne (Europe) has continued its efforts at new business development; however, continuing losses have resulted in management's ongoing evaluation of the future prospects for this facility.

         Approximately 41% of our consolidated sales for 1999 were made to four customers. Customers generating at least 10% of sales included Motorola (13%) and PMI Food Equipment Group (15%). Approximately $7,195,000 (32%) of Lytton's sales for 1999 were to its major customer, PMI Food Equipment Group. The loss of, or substantially reduced sales to any major customer would have an adverse effect on our operations if such sales are not replaced. See Item 1, "Business - Customers."

         Cost of goods sold as a percentage of sales remained relatively stable amounting to 88% for the year ended December 31, 1999 and for the preceding year.

         Selling, general and administrative expenses, although increasing by approximately $350,000 (9%) for the year ended December 31, 1999 compared to the preceding year, amounted to approximately 9% of sales for both periods. The increase in 1999 included increases in the cost of support personnel and increased marketing costs associated with efforts to increase sales.

         Interest expense increased $76,000 for the year ended December 31, 1999 compared to the preceding year. The primary contributor to the increase in interest expense was the increased borrowings of Lytton, which were utilized to fund the remaining $1,100,000 payment in July, 1999, on the Lytton acquisition purchase price guarantee. The prime rate was 8.50% at December 31, 1999 and 7.75% at December 31, 1998.

         During the year ended December 31, 1999, we recorded an adjustment to the valuation allowance relating to our deferred tax assets of approximately $300,000, which was recorded in the fourth quarter of 1999, resulting in a 1999 tax provision of approximately $350,000. During the year ended December 31, 1998 we recorded an adjustment to the valuation allowance relating to our deferred tax assets of approximately $400,000 related to domestic operations in the fourth quarter of 1998 resulting in a 1998 tax provision of approximately $130,000.

1998 COMPARED TO 1997

         Consolidated revenues increased approximately $11,758,000 (35%) for the year December 31, 1998 compared to the preceding year. The increase was attributable principally to the inclusion of sales of Lytton for which sales of $20,062,000 were included during the current year compared to $7,170,000 for the preceding year commencing with our acquisition of Lytton on July 31, 1997. There was an overall increase in domestic sales of $13,771,000 (52%), including

Lytton, and a decrease in European sales of $2,125,000 (31%) compared to the preceding year. Interest and other income increased by approximately $111,000 compared to the preceding year.

         The decline in European-based sales was mainly attributable to a decrease of approximately $1,656,000 (58%) in sales to Compaq (Europe) by Techdyne (Europe) which was partially offset by sales to new customers and increased sales to existing customers. Revenues of Techdyne (Europe) continue to be highly dependent on sales to Compaq, which accounted for approximately 26% of sales for the current year compared to 42% in the preceding year. The bidding for Compaq orders has become more competitive which has continued to result in substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Europe) is pursuing new business development and has offset some of the lost Compaq business with sales to other customers; however there can be no assurance as to the success of such efforts.

         Approximately 50% of our consolidated sales for 1998 were made to five customers. Customers generating at least 10% of sales included Motorola (10%) and PMI Food Equipment Group (18%). Approximately $8,183,000 (41%) of Lytton's sales for 1998 were to its major customer, PMI Food Equipment Group. The loss of, or substantially reduced sales to any major customer, as occurred with Avid domestically in 1996 and Compaq in Europe commencing in 1996, would have an adverse effect on our operations if such sales are not replaced. See Item 1, "Business - Customers."

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

         During the year ended December 31, 1998, we recorded an adjustment to the valuation allowance relating to our deferred tax assets of approximately $400,000, which was recorded in the fourth quarter of 1998, resulting in a 1998 tax provision of approximately $130,000. During the year ended December 31, 1997 we recorded an adjustment to the valuation allowance relating to our deferred tax assets of approximately $900,000 related to domestic operations in the fourth quarter of 1997 resulting in a 1997 tax credit of approximately $560,000 including approximately $100,000 of tax credits on foreign operations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $10,986,000 at December 31, 1999, an increase of $1,665,000 (18%) during 1999. This decrease includes changes in components of working capital resulting from overall increased sales levels, including increased accounts receivable of $2,305,000, increased inventories of $1,618,000, increased accounts payable of $1,816,000, and also reflects the amendment of Lytton's line of credit term in February, 2000, resulting in a reclassification of its line of credit balance to long-term debt.

         Included in the changes in components of working capital was a decrease of $1,469,000 in cash and cash equivalents, which included net cash used in operating activities of $317,000, net cash used in investing activities of $2,956,000 (including $1,565,000 from additions to property and equipment and payments of $1,390,000 regarding the Lytton acquisition, including a payment of $1,100,000 as the final payment toward the Lytton acquisition purchase price guarantee and a $290,000 sales incentive payment under the Lytton stock purchase agreement) and net cash provided by financing activities of $1,826,000 (including Lytton's net borrowings on its line of credit of $1,868,000, increased borrowings under Lytton's term loan of $783,000, borrowings and repayments on Lytton's equipment loan facility of $375,000, payments on long-term debt of $725,000 and a net decrease in advances from the parent of $100,000).

         We had a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60%, which had an outstanding balance of $900,000 at December 31, 1999 and $1,200,000 at December 31, 1998; and a $1,600,000 commercial revolving line of credit with interest at prime which was fully drawn down as of December 31, 1999 and 1998. The commercial term loan had a maturity of December 15, 2002 and the commercial line of credit, no longer a demand line, had a maturity of May 1, 2000. In 1996 we obtained two other term loans from our Florida bank. One a $712,500 term loan secured by two buildings and land owned by the parent. The second term loan for $200,000, was secured by our tangible personal property, goods and equipment. The parent guaranteed the revolving line and the three term loans and subordinated the intercompany indebtedness due it from the Company, provided that we could make payments to our parent on this subordinated debt from additional equity injected into the Company and from earnings, so long as we were otherwise in compliance with the loan agreements. The Company was in default of certain covenants relating to capital funds ratio requirements regarding these loans as of December 31, 1999 for which the bank granted a waiver. We also had outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note having a maturity of April 2000. See Note 2 to "Notes to Consolidated Financial Statements."

         On February 9, 2000, we entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced the line of credit and the three commercial loans with NationsBank of Florida which had a principal balance of $3,115,500 at February 9, 2000, the repayment date, and a smaller borrowing from another Florida bank in the amount of approximately $145,000. Medicore is not guaranteeing our financing with the Provident Bank, but one of the negative covenants precludes loans to or the payment of loans from affiliates, other than the pre-existing balance on the advances from parent, which includes Medicore.

         The new financing includes a three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election. Also part of the financing is a five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The financing is guaranteed by Lytton, which subsidiary has provided the bank with a Security Agreement securing its guaranty of our financing. The Security Agreement includes all of Lytton's property, including accounts receivable, equipment, inventory, general intangibles, and the proceeds of such collateral. Lytton has also provided the bank with a Conditional Assignment of Lease, assigning all of its right, title and interest as tenant under the lease to the bank as further security for its guaranty of our financing. The Conditional Assignment of Lease takes effect only if Lytton defaults in any of its obligations under the lease or any of its obligations under its guaranty. That lease is with Stanley Avenue Properties, Ltd., a limited liability company whose membership includes Lytton and Patricia Crossley, the wife of Lytton Crossley, former President of Lytton and a director of the Company, who is also Assistant to the President of Lytton under an employment agreement requiring 40 hours per month at an annual salary of $30,000.

         The financing, evidenced by an Asset Based Loan and Security Agreement, provides for all the assets of the Company to collateralize the financing, as well as affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated tangible net worth at all times greater than $7,500,000, a ratio of consolidated liabilities to consolidated tangible net worth of not more than 2.6 to 1.0, a debt coverage ratio of at least 1.5 to
1.0. Some of the negative covenants, among others, include prohibiting sale of any of its assets or properties except inventory in the ordinary course of business, declaring or paying any dividends or making any other payments on our capital stock, consolidating or merging with any other corporation or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity the value of which exceeds $100,000, except for notes and receivables acquired in the ordinary course of business, incur, assume, guaranty or remain liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements, or undertake any capital expenditures in excess of $1,000,000 in any one fiscal year. The credit line also provides for restrictions on transactions with related persons, precludes changes in ownership in the Company, or changes in our management or any material change in any of our business objectives, purposes and operations which might adversely affect repayment of the financing.

         On July 31, 1997, we acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash, funded by the Company's modified bank line of credit, as well as 300,000 shares of our common stock which had a fair value of approximately $1,031,000 based on the closing price of our common stock on the date of acquisition. We guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $290,000 and $154,000 for the first two years of sales levels paid in April, 1999, and April, 1998, respectively. The Lytton acquisition expanded our customer base, broadened our product line, enhanced our manufacturing capabilities and provided a new geographic area to better serve our existing customer base with opportunities to attract new customers. The Guaranty in the Stock Purchase Agreement was modified by the Company and the seller. In July, 1999 we issued a payment of $1,100,000 and forgave an advance of $1,278,000 made in July, 1998, to satisfy our remaining obligation under the $2,400,000 guarantee. See Note 10 to "Notes to Consolidated Financial Statements."

         Lytton also entered into amendments to its financing agreements with the Provident Bank. Lytton had an Asset Based Loan and Security Agreement with that bank dated April 14, 1995, amended over the last several years, evidenced by a $3,000,000 Revolving Credit Promissory Note, together with a Term Loan Promissory Note in the amount of $1,400,000, and an Equipment Acquisition Promissory Note in the amount of $500,000 (collectively the "Notes"). The line of credit was amended to a three-year term coinciding with the term of the Company's line of credit. The Provident Bank also agreed to reduce the interest rates charged under the Notes, and Lytton and the Provident Bank entered into modification and amendments of the aggregate $4,900,000 loan agreements and Notes, restated at the same interest rates, at the election of Lytton, as has been provided to the Company in its credit facilities. We are guaranteeing Lytton's financing, which guaranty is unconditional and is secured by a Security Agreement between the Company and the Provident Bank which provides the bank with a continuing first priority security interest on all of our property. See
Note 2 to "Notes to Consolidated Financial Statements."

         In July, 1994 Techdyne (Europe) purchased the facility in Scotland housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $489,000 at December 31, 1999 and approximately $545,000 at December 31, 1998, based on exchange rates in effect at each of these dates. See Note 2 to "Notes to Consolidated Financial Statements."

         On September 30, 1999, the Company's parent, Medicore, converted the balance of approximately $2,532,000 under its convertible promissory note receivable from the Company into approximately 1,447,000 shares of the Company's common stock, increasing Medicore's ownership interest to 72.5%. See Note 4 to "Notes to Consolidated Financial Statements."

         We continue to attempt to expand our operations through acquisitions of companies in similar businesses, as with the Lytton acquisition. There can be no assurance that we would be able to finance such acquisitions from our own capital or be able to obtain sufficient external financing.

         We believe that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.


YEAR 2000 READINESS

         The Year 2000 computer information processing challenge associated with the recent millennium change concerned the ability of computerized information systems to properly recognize date sensitive information, with which many companies, public and private, were faced to ensure continued proper operations and reporting of financial condition. Management was fully aware of the Year 2000 issues, made its assessments, evaluated its computerized systems and equipment, and communicated with its major vendors, and made our operations Year 2000 compliant.

         In 1997, we commenced upgrading our operations software program through the acquisition of a new Visual Manufacturing software package. To a lesser extent our parent also acquired certain hardware and software of the Visual Manufacturing system. We integrated this new software system into all of our facilities. This new system greatly enhanced our ERP system, essential to bids for new business, production scheduling, inventory and information technology and overall operations. This new system is providing us with leverage in material pricing, production, timely-delivery and thereby enabling the Company to be more competitive in bidding for manufacturing business. This Visual Manufacturing system also enables us to better track actual costs against our quotes, thereby allowing us to more effectively control costs and manage operating margins. The cost of this new software program for all our domestic and European operations was approximately $586,000. Our parent's cost for the hardware and software was approximately $58,000. The Company and our parent have an ongoing consulting, training and servicing arrangement with the system's manufacturer for $25,000 per annum. The Visual Manufacturing system also provides the bookkeeping, accounting and financial recording and information functions for the Company, our parent and Dialysis Corporation of America ("DCA"), a 65% owned public subsidiary of our parent. DCA relies less on our system since it recently installed its own accounting and financial information software program.

         With respect to non-information technology systems which typically include embedded technology such as microcontrollers, the major equipment used in our manufacturing operations is not date sensitive and did not pose any threat of system breakdown. Our quality control "Cirrus testers" and personal computer hardware and software systems had been checked and determined to be Year 2000 compliant.

         We also communicated with our key vendors, customers and other third parties with whom our operations are essential and inquired of their assessment of their Year 2000 issues and actions taken to insure they would be Year 2000 compliant. We received written assurances that they were Year 2000 compliant, and in fact, we have not experienced any material adverse effects in entering the Year 2000.

         One of the more significant Year 2000 issues related to the readiness of our suppliers. Most of our products are manufactured to customer specifications, requiring specialized tooling as well as customer directed supplies and suppliers. Any Year 2000 problems with such suppliers could have adversely affected our production of these specific products. However, this would only impact a limited range of products, since we manufacture approximately 850 products for over 100 customers. For any significant worse case scenario, such supplier failure would have to have been widespread which would also impact many of our competitors. This was remote based upon responses we have had from our suppliers. We assumed a worse case scenario that our critical suppliers could have a millenium problem and limit, delay or be unable to deliver supplies. We identified other sources of supplies and, if necessary, would have sought customer approval to purchase from these alternate sources. We were ready to request our major suppliers to carry more inventory earmarked for us, and we maintained specific contacts with those suppliers.

         Another area that could have significantly impacted our operations that related to third-party providers were the utility companies providing necessary power for our manufacturing operations. These providers and services are beyond our control, and we do not have a separate generator for electricity. Should any of these utilities have failed to provide services, that contingency would have seriously adversely impact our operations in such affected areas. Our continuing plan to reduce the impact of such utility shortages or outages includes notification to our utility companies of our manufacturing locations and schedules, and notification to each of our landlords to assure access to the facility for our staff and key service providers.

         We have not experienced any material unanticipated negative consequences from the Year 2000 issues. We believe our assessment and implementation of our Year 2000 issues were satisfactorily completed, as evidenced by our continued and uninterrupted manufacturing operations. However, we have only recently entered the new millenium, and there remains the possibility that Year 2000 issues that we are not aware of may yet arise. These unknowns do not allow us the ability to predict with any significant accuracy or to quantify these potential unforeseen Year 2000 issues' impact upon us, since they would involve uncertainty of costs that might be incurred in spite of our current successful implementation of our program.


NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. We are in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

INFLATION

         Inflationary factors have not had a significant effect on our operations. We attempt to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for our customers that can be sold at targeted profit margins.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks from changes in interest rates and foreign currency exchange rates.

         Our principal exposure on interest rates is on debt agreements with variable interest rates of which we had approximately $3,564,000 of such debt at December 31, 1999. W have exposure to both rising and falling interest rates. A 1% increase in rates on its year-end variable rate debt would result in a negative impact of approximately $22,000 on our results of operations.

         We utilize interest rate swap agreements on some of our debt obligations to manage sensitivity of results of operations to interest rate risk by converting variable rate obligations to fixed rate obligations. These agreements, which totaled approximately $900,000 as of December 31, 1999, contain provisions which can either result in a gain or a cost to the Company for early settlement of the related debt depending on whether rates have increased or decreased since the agreements were negotiated. At December 31, 1999, early settlement of these debt obligations would have had a negative impact of approximately $6,000 on our results of operations.

         Our exposure to market risks from foreign currency exchange rates relates to our European subsidiary whose results of operations when translated into U.S. dollars are impacted by changes in foreign exchange rates. A 10% strengthening of the U.S. dollar against the local Scottish currency, the pound, would have negatively impacted 1999 earnings by approximately $58,000. We have not incurred any significant realized losses on exchange transactions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective August 6, 1999, the board of directors, upon the recommendation of the audit committee, terminated Ernst & Young LLP as our independent accountants, and engaged new independent accountants, Wiss & Company, LLP, for the Company's annual audit for our 1999 fiscal year.

         This matter was previously reported on our Current Report on Form 8-K dated August 27, 1999. For more details you are referred to the caption "Proposals, 2. Ratification of Wiss & Young, LLP as Independent Auditors" of our Information Statement, relating to the Annual Meeting of Shareholders anticipated to be held on May 24, 2000, which is incorporated herein by reference.

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning our directors is included under the caption "Election of Directors" of our Information Statement relating to the Annual Meeting of Shareholders anticipated to be held on Wednesday, May 24, 2000, which is incorporated herein by reference.

         Our executive officers are elected by the board of directors at its first meeting following the annual meeting of shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of our executive officers. The following information indicates the position and age of each executive officer at March 15, 2000, and their business experience during the prior five years.

     Name             Age      Position with the Company    Position Held Since
     ----             ---      -------------------------    -------------------

Thomas K. Langbein    54       Chairman of the Board and              1982
                               Chief Executive Officer                1990

Barry Pardon          48       President                              1991
                               and Director                           1990

Joseph Verga          48       Senior Vice President,                 1988
                               Treasurer                              1985
                               Director                               1984

Daniel R. Ouzts       53       Vice President - Finance Controller    1986

         THOMAS K. LANGBEIN was financial consultant to Medicore until 1980, when he became Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Langbein is also an officer and director of most of Medicore's subsidiaries. He is Chairman of the Board and Chief Executive Officer of DCA, a 65% owned public subsidiary of Medicore. Mr. Langbein is also a director of Lytton and Techdyne (Europe). In 1971, Mr. Langbein organized and currently is the President, sole director and owner of Todd & Company, Inc., a broker-dealer registered with the Commission and a member of the NASD. Todd has an agreement with MainStreet IPO.com with which company DCA has a proposed merger pending. Mr. Langbein was recently appointed as a director of Linux Global Partners, a private holding company in which Medicore, in January, 2000, invested and to which it loaned money. Mr. Langbein devotes most of his time to the affairs of the Company, Medicore and DCA. See "Certain Relationships and Related Transactions" of our Information Statement relating to the Annual Meeting of Shareholders anticipated to be held on Wednesday, May 24, 2000, incorporated herein by reference.

         BARRY PARDON joined the Company in November, 1980 as national sales manager and initiated the independent manufacturer representatives sales force. Mr. Pardon became Vice President of Marketing in 1981, and was appointed Executive Vice President (Marketing) in 1988, and was appointed President in November, 1991. Mr. Pardon is Chairman of the Board of Lytton and a director of Techdyne (Europe). He is also a member of the South Florida Manufacturing Center Advisory Board.

         JOSEPH VERGA joined the Company in 1979 as purchasing agent. In 1980, he became production control manager and Vice President, in 1981 the operations manager, and in 1984 was elected a director and appointed Secretary of the

Company. In 1985 he was appointed Treasurer and in 1988 was made Senior Vice President of Operations.

         DANIEL R. OUZTS joined Medicore in 1980 as Controller of its plasma division, and in 1983 became Controller of Medicore and DCA. He became Vice President of Finance of the Company and Medicore in 1986. He was appointed as Vice-President and Treasurer of DCA in June, 1996. Mr. Ouzts is a certified public accountant. See "Certain Relationships and Related Transactions" of our Information Statement relating to the Annual Meeting of Shareholders anticipated to be held on Wednesday, May 24, 2000, incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         Information on executive compensation is included under the caption "Executive Compensation" of our Information Statement relating to the Annual Meeting of Shareholders anticipated to be held on Wednesday, May 24, 2000, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on beneficial ownership of our voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of the Company's Information Statement relating to the Annual Meeting of Shareholders anticipated to be held on Wednesday, May 24, 2000, which is incorporated herein by reference), and by any person known to us to beneficially own more than 5% of any class of our voting security, is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of our Information Statement relating to the Annual Meeting of Shareholders anticipated to be held on Wednesday, May 24, 2000, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our Information Statement relating to the Annual Meeting of Shareholders anticipated to be held on Wednesday, May 24, 2000, which is incorporated herein by reference.

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

         (i) Item 5, "Other Events" re: parent's conversion of promissory note, October 12, 1999.

         (ii) Item 5, "Other Events" re: grant of options under 1997 Stock Option Plan, December 23, 1999.

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

          (4)(i) Form of Common Stock Certificate (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(a)). *

            (ii) Form of Underwriter's Warrant (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(c)). *

            (iii) Form of 1997 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 1997 ("June 24, 1997 Form 8-K"), Item 7(c)(4)(i)). *

             (iv) Form of 1997 Incentive Stock Option (incorporated by reference to the Company's June 24, 1997 Form 8-K, Item 7(c)(4)(ii)). *

              (v) Form of 1997 Non-Qualified Stock Option (incorporated by reference to the Company's June 24, 1997 Form 8-K, Item 7(c)(4)(iii)). *

         (10)(i) Lease Agreement between the Company and Medicore, Inc.(1) dated July 17, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), Part IV, Item 14(c)(10)(i)).*

            (ii) Lease Renewal Letter from the Company to Medicore, Inc.(1) dated December 19, 1994 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10(b)).*

           (iii) Lease Extension Letter between the Company and Medicore, Inc.(1) dated January 25, 2000.

            (iv) Form of Exclusive Sales Representative Agreement (incorporated by reference to Medicore, Inc.'s(1) Annual Report on Form
                  10-K for the year ended December 31, 1994 ("1994 Form 10-K"),
                  Part IV, Item 14 (a) 3 (10)(lxiv)). *

             (v) Employment Agreement between the Company and Barry Pardon dated March 13, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; Part IV, Item 14(a)(10)(viii).*

            (vi) Mortgage by Techdyne (Europe) Ltd.(3) to the Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to Medicore, Inc.'s(1) Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("Medicore June, 1994 Form 10-Q"),
                  Part II, Item 6(a)(28)(vi)). *

           (vii) Promissory Note to Medicore, Inc.(1) dated April 10, 1995 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10 (a)(a)). *

          (viii) Service Agreement between the Company and Medicore, Inc.(1) dated October 25, 1996 (incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-15371, Part II, Item 16, Exhibit 10(a)).*

            (ix) Service Agreement renewal letter from Medicore, Inc.(1) to the Company dated September 30, 1998 (incorporated by reference to Medicore, Inc.'s(1)Annual Report on Form 10-K for the year ended December 31, 1998, Part IV, Item 14(c)(10)(liii)).

             (x) Lease Agreement between the Company and Route 495 Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter of 1997, Item 6(a), Part II(10)).*

            (xi) Lease Agreement between the Company and PruCrow Industrial Properties, L.P. dated April 30, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1997 ("June, 1997 Form 8-K"), Item 7(c)(10)(i)).*

           (xii) Lease Agreement between the Company and EGP Houston Partners Ltd. dated April 29, 1997 (incorporated by reference to the Company's June, 1997 Form 8-K, Item 7(c)(10)(ii)).*

          (xiii) Form of Stock Option to The Investor Relations Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated May 28, 1998, Item 7(c)(10)(i)).*

           (xiv) Sublease between the Company and United Consulting Group dated August 23, 1999.

            (xv) Asset Based Loan and Security Agreement between the Company and The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated March 1, 2000 ("March, 2000 Form 8-K"), Item 7(c)(10)(i)).*

           (xvi) Line of Credit Promissory Note for $4,500,000 from the Company to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(ii)).*

          (xvii) Term Loan Promissory Note for $1,000,000 from the Company to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(iii)).*

         (xviii) Guaranty of the Company for the Lytton Incorporated(2) financing with The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(iv)).*

          (xvix) Security Agreement of the Company for its Guaranty of the Lytton Incorporated(2) financing with The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(v)).*

            (xx) Amendment to Asset Based Loan and Security Agreement between Lytton Incorporated(2) and The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(vi)).*

           (xxi) Amended and Restated Revolving Credit Promissory Note for $3,000,000 from Lytton Incorporated(2) to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(vii)).*

          (xxii) Amended and Restated Term Loan Promissory Note for $1,400,000 from Lytton Incorporated(2) to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(viii)).*

         (xxiii) Amended and Restated Equipment Acquisition Loan Promissory Note for $500,000 from Lytton Incorporated(2) to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(ix)).*

          (xxiv) Guaranty of Lytton Incorporated(2) for the Company's financing with The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(x)).*

          (xxv) Security Agreement for Lytton Incorporated(2) with respect to its Guaranty of the Company's financing with The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(xi)).*

         (xxvi) Conditional Assignment of Lease by Lytton Incorporated(2) to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(xii)).*(4)

         (21)     Subsidiaries of the registrant.

         (23)     Consents of experts and counsel.

                  (i) Consent of Ernst & Young LLP, Independent Certified Public Accountants.

                  (ii) Consent of Wiss & Company, LLP, Independent Certified Public Accountants.

         (27)     Financial Data Schedule (for SEC use only).

-----------------

 *       Documents incorporated by reference not included in Exhibit Volume.

(1)      PARENT OF THE COMPANY OWNING 65% OF THE COMPANY'S OUTSTANDING SHARES.

(2)      WHOLLY-OWNED SUBSIDIARY.

(3) EACH OF THE $1,600,000 REVOLVING LOAN AND THE $1,500,000 TERM LOAN HAS BEEN UNCONDITIONALLY GUARANTEED BY MEDICORE, INC.(1), AND EACH SUCH UNCONDITIONAL GUARANTY AGREEMENT IS SUBSTANTIALLY SIMILAR TO THE EXHIBIT FILED FOR THE REVOLVING LOAN.

(4) LYTTON EXECUTED TWO IDENTICAL DOCUMENTS, EACH CONFORMING TO THIS EXHIBIT, ONE FOR THE GUARANTY AND ONE FOR THE INDEBTEDNESS.

Schedule II - Valuation and Qualifying Accounts
Techdyne, Inc. and Subsidiaries
December 31, 1998

                        COL. A                   COL. B                        COL. C                    COL. D           COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Additions
                                               Balance at   Additions (Deductions)     Charged to    Other Changes       Balance
                                                Beginning    Charged (Credited)to    Other Accounts   Add (Deduct)      at End of
                    Classification              of Period     Cost and Expenses         Describe        Describe          Period
------------------------------------------------------------------------------------------------------------------------------------

  YEAR ENDED DECEMBER 31, 1999:
  Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable accounts          $   47,000       $    2,000                            $    18,000(1)    $   67,000
  Reserve for inventory obsolescence               544,000          405,000                               (240,000)(2)      709,000
  Valuation allowance for deferred tax asset       448,000         (145,000)                                   ---          303,000
                                                ----------       ----------          -------------     -----------       ----------
                                                $1,039,000       $  262,000          $           0     $  (222,000)      $1,079,000
                                                ==========       ==========          =============     ===========       ==========

  YEAR ENDED DECEMBER 31, 1998:
  Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable accounts          $   54,000       $    2,000                            $    (9,000)(1)   $   47,000
  Reserve for inventory obsolescence               223,000          437,000                               (116,000)(2)      544,000
  Valuation allowance for deferred tax asset       850,465         (402,465)                                   ---          448,000
                                                ----------       ----------          -------------     -----------       ----------
                                                $1,127,465       $   36,535          $           0     $  (125,000)      $1,039,000
                                                ==========       ==========          =============     ===========       ==========
  YEAR ENDED DECEMBER 31, 1997:
  Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable accounts          $   83,000       $    1,000                            $   (30,000)(1)    $  54,000
  Reserve for inventory obsolescence               134,000          153,000                                (64,000)(2)      223,000
  Valuation allowance for deferred tax asset     1,798,000         (947,535)                                   ---          850,465
                                                ----------       ----------          -------------     -----------       ----------
                                                $2,015,000       $ (793,535)         $           0     $   (94,000)      $1,127,465
                                                ==========       ==========          =============     ===========       ==========

(1)      Uncollectable accounts written off, net of recoveries.
(2)      Net write-offs against inventory reserves.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TECHDYNE, INC.

                             By /s/ THOMAS K. LANGBEIN
                               ------------------------------------------------
                               THOMAS K. LANGBEIN, Chairman of the
                               Board of Directors and Chief Executive Officer

March 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Title                            Date
----                                 -----                            ----

                              Chairman of the Board
                               of Directors, Chief
/s/ THOMAS K. LANGBEIN        Executive Officer                March 28, 2000
-------------------------
    Thomas K. Langbein

/s/ BARRY PARDON             President and Director            March 28, 2000
-------------------------
     Barry  Pardon

/s/ JOSEPH VERGA             Senior Vice President,
-------------------------
    Joseph Verga             Treasurer and Director            March 28, 2000

/s/ DANIEL R. OUZTS          Vice President and Controller
-------------------------
     Daniel R. Ouzts                                           March 28, 2000

/s/ DAVID WATTS              Chief Financial Officer           March 28, 2000
-------------------------
     David Watts

/s/ PETER D. FISCHBEIN       Director                          March 28, 2000
-------------------------
     Peter D. Fischbein

/s/ ANTHONY C. D'AMORE       Director                          March 28, 2000
-------------------------
    Anthony C. D'Amore

/s/ LYTTON CROSSLEY          Director                          March 28, 2000
-------------------------
     Lytton Crossley

/s/ EDWARD DIAMOND           Director                          March 28, 2000
-------------------------
     Edward Diamond

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENTS SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999

                                 TECHDYNE, INC.

                                HIALEAH, FLORIDA

                        FORM 10-K--ITEM 14(a)(1) AND (2)

                         TECHDYNE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Techdyne, Inc. and subsidiaries are included in Item 8:

                                                                          PAGE
                                                                          ----

    Consolidated Balance Sheets - December 31, 1999 and 1998.              F-4

    Consolidated Statements of Income - Years ended December 31,
       1999, 1998, and 1997.                                               F-5

    Consolidated Statements of Stockholders' Equity - Years ended
        December 31, 1999, 1998 and 1997.                                  F-6

    Consolidated Statements of Cash Flows - Years ended December 31,
        1999, 1998, and 1997.                                              F-7

    Notes to Consolidated Financial Statements - December 31, 1999.        F-8

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Techdyne, Inc.

We have audited the accompanying consolidated balance sheet of Techdyne, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statement of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the respon-sibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techdyne, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/ WISS & COMPANY LLP

March 10, 2000
Livingston, New Jersey

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Techdyne, Inc.

We have audited the accompanying consolidated balance sheet of Techdyne, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the information related to each of the two years in the period ended December 31, 1998 on the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techdyne, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the two years in the period ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP

March 22, 1999
Miami, Florida

                         TECHDYNE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,      DECEMBER 31,
                                                                                 1999              1998
                                                                           ---------------    ---------------
                                              ASSETS
Current assets:
  Cash and cash equivalents                                                $       190,343    $     1,659,737
  Accounts receivable, less allowances of $67,000 at December 31, 1999
    and $47,000 at December 31, 1998                                             8,074,567          5,769,868
  Inventories, less allowances for obsolescence of $709,000 at
    December 31, 1999 and $544,000 at December 31, 1998                          9,492,309          7,874,500
  Prepaid expenses and other current assets                                        296,193            165,925
  Deferred tax asset                                                               440,759            466,259
                                                                           ---------------    ---------------
             Total current assets                                               18,494,171         15,936,289

Property and equipment:
  Land and improvements                                                            193,200            199,200
  Buildings and building improvements                                              746,036            769,204
  Machinery and equipment                                                        7,853,621          6,846,863
  Tools and dies                                                                   843,202            844,988
  Leasehold improvements                                                           559,961            308,074
                                                                           ---------------    ---------------
                                                                                10,196,020          8,968,329
  Less accumulated depreciation and amortization                                 4,836,365          3,892,293
                                                                           ---------------    ---------------
                                                                                 5,359,655          5,076,036
Deferred expenses and other assets                                                  94,435            122,578
Costs in excess of net tangible assets acquired, less accumulated amortization of $317,000 at December 31, 1999
     and $192,000 at December 31, 1998                                           2,848,038          2,682,938
                                                                           ---------------    ---------------
                                                                           $    26,796,299    $    23,817,841
                                                                           ===============    ===============
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term bank borrowings                                               $            --    $       962,407
  Accounts payable                                                               5,049,456          3,233,202
  Accrued expenses                                                               1,679,513          1,534,785
  Current portion of long-term debt                                                576,239            764,550
  Income taxes payable                                                             203,043            120,027
                                                                           ---------------    ---------------
          Total current liabilities                                              7,508,251          6,614,971
Deferred gain on sale of real estate                                               161,047            161,047
Long-term debt, less current portion                                             7,463,224          4,450,578
Advances from parent                                                               498,315          3,130,588


  Common stock, $.01 par value, authorized 10,000,000 shares; issued and
    outstanding 6,451,990 shares in 1999 and 5,250,167 shares in 1998               64,520             52,501
  Capital in excess of par value                                                11,371,503         11,139,291
  Accumulated deficit                                                               (4,445)          (307,936)
  Accumulated other comprehensive loss                                            (102,766)           (31,638)
  Notes receivable from options exercised                                         (163,350)          (113,850)
  Advance on subsidiary acquisition price guarantee                                     --         (1,277,711)
                                                                           ---------------    ---------------
             Total stockholders' equity                                         11,165,462          9,460,657
                                                                           ---------------    ---------------
                                                                           $    26,796,299    $    23,817,841
                                                                           ===============    ===============

                 See notes to consolidated financial statements.



                         TECHDYNE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------
                                                   1999              1998          1997
                                               ------------     -------------   ------------

Revenues:
  Sales                                          $ 48,320,096   $ 44,665,925   $ 33,019,331
  Interest and other income                            62,664        260,806        149,449
                                                 ------------   ------------   ------------
                                                   48,382,760     44,926,731     33,168,780
Cost and expenses:
  Cost of goods sold                               42,579,142     39,277,746     28,716,910
  Selling, general and administrative expenses      4,411,685      4,061,205      3,134,001
  Interest expense                                    738,794        662,856        456,621
                                                 ------------   ------------   ------------
                                                   47,729,621     44,001,807     32,307,532
                                                 ------------   ------------   ------------

Income before income taxes                            653,139        924,924        861,248

Income tax provision (benefit)                        349,648        127,212       (564,271)
                                                 ------------   ------------   ------------

            Net income                           $    303,491   $    797,712   $  1,425,519
                                                 ============   ============   ============

Earnings per share:
  Basic                                          $        .05   $        .15   $        .32
                                                 ============   ============   ============
  Diluted                                        $        .05   $        .13   $        .24
                                                 ============   ============   ============

                 See notes to consolidated financialstatements.

                                                TECHDYNE, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED    NOTES      ADVANCE
                                             CAPITAL IN                 RETAINED       OTHER     RECEIVABLE SUBSIDIARY
                                    COMMON   EXCESS OF  COMPREHENSIVE   EARNINGS   COMPREHENSIVE   STOCK       PRICE
                                    STOCK    PAR VALUE      INCOME      (DEFICIT)  INCOME (LOSS)  OPTIONS    GUARANTEE      TOTAL
                                  --------- ----------- ------------- ------------ ------------- ---------  ------------ ----------
Balance at January 1, 1997         $42,940  $7,551,774               $ (2,531,167)   $104,764                            $5,168,311
Comprehensive income:
   Net income                          ---         ---   $1,425,519     1,425,519         ---
   Other comprehensive income:
   Foreign currency translation                            (154,250)                 (154,250)
                                                         ----------
       Comprehensive income                              $1,271,269                                                       1,271,269
                                                         ==========
Note conversion by Medicore
     (500,000 shares)                5,000     870,000                                                                      875,000
Shares issued in subsidiary
acquisition (300,000 shares)         3,000   1,997,000                                                                    2,000,000
Exercise of stock options
     and warrants                      411     193,917                                                                      194,328
                                 --------- -----------               ------------  ----------                            ----------
Balance at December 31, 1997        51,351  10,612,691                 (1,105,648)    (49,486)                            9,508,908
Comprehensive income:
   Net income                                            $  797,712       797,712
   Other comprehensive income:
   Foreign currency translation                              17,848                    17,848
                                                         ----------
       Comprehensive income                              $  815,560                                                         815,560
                                                         ==========
Exercise of stock options
  and warrants                       1,150     113,850                                           (113,850)                    1,150
Consultant stock options                        12,750                                                                       12,750
Subsidiary acquisition
  price adjustment                             400,000                                                                      400,000
Advance on subsidiary
  acquisition price                                                                                          (1,277,711) (1,277,711)
                                 --------- -----------               ------------  ----------   ---------  ------------  ----------
Balance at December 31, 1998        52,501  11,139,291                   (307,936)    (31,638)   (113,850)   (1,277,711)  9,460,657
Comprehensive income:
   Net income                                            $  303,491       303,491
   Other comprehensive income:
   Foreign currency translation                             (71,128)                  (71,128)
                                                         ----------
       Comprehensive income                              $  232,363                                                         232,363
                                                         ==========
Note conversion by Medicore
     (1,446,823 shares)             14,469   2,517,473                                                                    2,531,942
Exercise of stock options              500      49,500                                            (49,500)                      500
Consultant stock options                        40,000                                                                       40,000
Settlement subsidiary
  acquisition price                 (2,950) (2,374,761)                                                       1,277,711  (1,100,000)
                                 --------- -----------               ------------  ----------   ---------  ------------  ----------
Balance at December 31, 1999     $  64,520 $11,371,503               $     (4,445) $ (102,766)  $(163,350) $        ---  $11,165,462
                                 ========= ===========               ============  ==========   =========  ============  ==========

                                      F-6



                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                  1999             1998           1997
                                                                -----------    -----------    -----------
Operating activities:
  Net income                                                    $   303,491    $   797,712    $ 1,425,519
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation                                                1,192,204        996,919        616,663
      Amortization                                                  138,817        118,104         52,576
      Bad debt expense                                                1,714          2,179          1,282
      Provision for inventory obsolescence                          404,762        437,095        153,011
      Deferred income taxes (benefit)                                40,100        (10,295)      (503,555)
      Consultant stock option expense                                16,552         12,750             --
      Increase (decrease) relating
       To operating activities from:

        Accounts receivable                                      (2,324,576)       (55,293)    (1,420,709)
        Inventories                                              (2,036,063)        22,274     (2,797,742)
        Prepaid expenses and other
         current assets                                            (110,005)       410,884       (137,786)
        Accounts payable                                          1,820,943       (987,521)       474,334
        Accrued expenses                                            152,294       (213,984)       (91,805)
        Income taxes payable                                         83,016         13,362       (276,463)
                                                                -----------    -----------    -----------
          Net cash (used in) provided by operating activities      (316,751)     1,544,186     (2,504,675)

Investing activities:
  Subsidiary acquisition payments                                (1,389,531)      (153,818)    (2,166,010)
  Advance on subsidiary acquisition price guarantee                      --     (1,277,711)            --
  Additions to property and equipment,
    net of minor disposals                                       (1,565,048)      (823,419)    (1,449,077)
  Deferred expenses and other assets                                 (1,329)        (3,520)        44,386
                                                                -----------    -----------    -----------
          Net cash used in investing activities                  (2,955,908)    (2,258,468)    (3,570,701)

Financing activities:
  Borrowings to finance subsidiary acquisition                           --        600,000      2,500,000
  Line of credit borrowings                                       1,867,590        413,709        548,698
  Other short-term bank borrowings                                  375,000             --             --
  Payments on short-term bank borrowings                           (375,000)            --             --
  Exercise of stock options and warrants                                500          1,150        194,328
  Proceeds from long-term borrowings                                783,333             --             --
  Payments on long-term borrowings                                 (724,942)      (916,470)      (273,437)
  Increase (decrease) in advances from parent                      (100,331)       823,367        724,651
  Deferred financing costs                                               --             --         (2,657)
                                                                -----------    -----------    -----------
          Net cash provided by financing activities               1,826,150        921,756      3,691,583

Effect of exchange rate fluctuations on cash                        (22,885)           699       (118,690)
                                                                -----------    -----------    -----------
(Decrease) increase in cash and cash equivalents                 (1,469,394)       208,173     (2,502,483)
Cash and cash equivalents at beginning of year                    1,659,737      1,451,564      3,954,047
                                                                -----------    -----------    -----------
Cash and cash equivalents at end of year                        $   190,343    $ 1,659,737    $ 1,451,564
                                                                ===========    ===========    ===========

                       See notes to consolidated financialstatements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

INVENTORIES

         Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of following:

                                         DECEMBER 31,           DECEMBER 31,
                                             1999                   1998
                                        --------------         --------------
Finished goods                          $    1,018,131         $      794,297
Work in process                              2,463,191              1,845,954
Raw materials and supplies                   6,010,987              5,234,249
                                        --------------         --------------
                                        $    9,492,309         $    7,874,500
                                        ==============         ==============

PROPERTY AND EQUIPMENT

         Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are generally 25 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment; 3 to 10 years for tools and dies; and 5 to 15 years for leasehold improvements, based on the shorter of the lease term or estimated useful life of the property. Replacements and better-ments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets the related cost and accumulated depreciation are removed and any gain or loss is recognized.

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

                                DECEMBER 31, 1999

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

                                DECEMBER 31, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1999         1998          1997
                                                          ----------   ----------   ----------
Net income - numerator basic computation                  $  303,491   $  797,712   $1,425,519
Effect of dilutive securities:
Interest adjustment on convertible note                           --      134,436      169,525
                                                          ----------   ----------   ----------
Net income, as adjusted for assumed conversion-
   Numerator diluted computation                          $  303,491   $  932,148   $1,595,044
                                                          ==========   ==========   ==========

Weighted average shares - denominator basic computation    5,647,174    5,193,140    4,510,375
Effect of dilutive securities:
Warrants                                                          --           --       85,987
Stock options                                                 68,039      238,033      247,886
Contingent stock - acquisition                               164,131      373,285       65,652
Convertible note                                                  --    1,347,729    1,699,494
                                                          ----------   ----------   ----------
Weighted average shares, as adjusted - denominator         5,879,344    7,152,187    6,609,394
                                                          ==========   ==========   ==========

Earnings per share:
   Basic                                                  $      .05   $      .15   $      .32
                                                          ==========   ==========   ==========
   Diluted                                                $      .05   $      .13   $      .24
                                                          ==========   ==========   ==========

         Neither the 1995 publicly offered warrants exercisable at $4.00 per share which expired May 17, 1999 nor underwriter warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable at $6.60 per share and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share have been included since they were anti-dilutive.

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

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities is comprised as follows:

                                             DECEMBER 31,         DECEMBER 31,
                                                 1999                 1998
                                             ------------         ------------
             Accrued compensation            $    446,481              400,680
             Other                              1,213,032            1,134,105
                                             ------------         ------------
                                             $  1,679,513         $  1,534,785
                                             ============         ============

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

COMPREHENSIVE INCOME

         In 1998 the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. Prior year financial statements have been reclassified to conform with these requirements.

NEW PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

NOTE 2--LONG-TERM DEBT

         On February 8, 1996, the Company refinanced its term loan by entering into three loan agreements with a Florida bank. One credit facility was a $2,000,000 line of credit due on demand secured by the Company's accounts receivable, inventory, furniture, fixtures and intangible assets and bore interest at the bank's prime rate plus 1.25%. In

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 2--LONG-TERM DEBT--CONTINUED

conjunction with the Company's acquisition of Lytton on July 31, 1997, this line of credit was modified and increased to $2,500,000 with the interest rate reduced to prime plus .75% and various other modifications. The line was fully drawn down in connection with this acquisition with $2,500,000 remaining outstanding, with interest due at 9.25%, until the line was refinanced in December 1997.

         The $2,500,000 line of credit agreement was refinanced and replaced effective December 29, 1997 with a five-year $1,500,000 commercial term loan and a $1,600,000 commercial revolving line of credit. The $1,600,000 line of credit had an outstanding balance of $1,600,000 at December 31, 1999 and December 31, 1998. This line matures May 1, 2000 and has monthly payments of interest at prime. Both credit facilities are collateralized by the corporate assets of Techdyne. The commercial term loan, with an outstanding balance of $900,000 at December 31, 1999 and $1,200,000 at December 31, 1998, matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage the Company's exposure to interest rates by effectively converting a variable rate obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%. Early termination of the swap agreement, either through prepayment or default on the term loan, may result in a cost or a benefit to the Company. The December 29, 1997 refinancing represents a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95).

         The bank also extended two commercial term loans to the Company in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $606,000 at December 31, 1999 and $636,000 at December 31, 1998 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot. Under this term loan the Company was obligated to adhere to a variety of affirmative and negative covenants.

         The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $47,000 at December 31, 1999 and $87,000 at December 31, 1998 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

         The Parent has unconditionally guaranteed the payment and performance by the Company of the revolving loan and the three commercial term loans and has subordinated the Company's intercompany indebtedness to the Parent to the bank's position. There are cross defaults between the revolving line and term loans exclusive of the $200,000 term loan.

         Lytton had a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% maturing June 30, 1999 which was increased to $3,000,000 and extended to June 30, 2000. There was an outstanding balance on this loan of approximately $2,830,000 December 31, 1999 and $962,000 at December 31, 1998. The interest rate on this loan was 9% at December 31, 1999 and 8.25% at December 31, 1998. Lytton had a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 2--LONG-TERM DEBT--CONTINUED

monthly payments of $16,667 plus interest, at which time Lytton was to have an option to convert the note to a variable rate. This loan was subject to a prepayment penalty during the fixed rate period. Lytton replaced this loan at June 30, 1999 with a $1,400,000 installment loan with interest at prime plus 1/2% and monthly payments of $23,333 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $1,283,000 as of December 31, 1999 and $733,000 as December 31, 1998. Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 with interest at prime plus 1/2%. There was no outstanding balance on this loan as of December 31, 1999 or December 31, 1998. All of these bank loans are secured by the business assets of Lytton.


Long-term debt is as follows:                                      DECEMBER 31,
                                                           -----------------------------
                                                              1999               1998
                                                           ----------         ----------

Term loan secured by real property of Parent with
a carrying value of $946,000 at December 31, 1999.
Monthly payments of principal and interest as
described above.                                           $  605,584         $  636,438

Term loan secured by tangible personal property,
goods and equipment with a carrying value of
$5,726,000 at December 31, 1999. Monthly payments
of principal and interest as described above.                  46,764             86,763

Commercial term loan secured by corporate assets
of the Company with a carrying value of
approximately $15,366,000 at December 31, 1999.
Monthly payments of principal and interest as
described above.                                              900,000          1,200,000

Three year revolving line of credit agreement
maturing May 1, 2000. Secured by corporate assets
of the Company with a carrying value of
approximately $15,366,000 at December 31, 1999.
Monthly payments of interest as described above.            1,600,000          1,600,000

Mortgage note secured by land and building with a
net book value of $785,000 at December 31, 1999.
Quarterly payments of approximately $20,000 based
on exchange rates at December 31, 1999 for 15
years commencing October 1994 including interest
at 2% above bank base rate.                                   489,308            544,528

Line of credit agreement, originally one year with
June 30, 2000 maturity, refinanced in February
2000 as described below. Secured by business
assets of Lytton with a carrying value of
$12,533,000 at December 31, 1999. Monthly payments
of interest as described above.                             2,829,997                 --

Installment loan requiring monthly payments of
$23,333 plus interest at prime plus 1/2% at
December 31, 1999 and $16,667 plus interest at 9%
at December 31, 1998. Secured by business assets
of Lytton with a carrying value of approximately
$12,533,000 at December 31, 1999 Monthly payments
of principal and interest as described above.               1,283,333            733,333

Equipment loan requiring monthly payments of
$4,298 including interest at 5.5% and maturing in
April 2002. The loan is secured by equipment of
Lytton with a carrying value of approximately
$392,000 at December 31, 1999.                                112,693            156,746

Equipment financing obligations requiring combined
monthly payments of $19,467 as of December 31,
1998 as described below, including interest at
rates ranging from 8.55% to 10.09% and secured by
the related assets of Lytton.
                                                                   --            112,320

Other                                                         171,784            145,000
                                                           ----------         ----------
                                                           $8,039,463         $5,215,128
Less current portion                                          576,239            764,550
                                                           ----------         ----------
                                                           $7,463,224         $4,450,578
                                                           ==========         ==========

         The prime rate was 8.50% as of December 31, 1999 and 7.75% as of December 31, 1998.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 2--LONG-TERM DEBT--CONTINUED

         Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extended through July 1999. The present value of annual future minimum payments required under these financing obligations is included in the schedule of long-term debt above. Financing under these agreements is a noncash financing activity which is a supplemental disclosure required by FAS 95.

         In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $489,000 at December 31, 1999 and $545,000 at December 31, 19998, based on exchange rates in effect at each of these dates.

         The Company refinanced its bank debt and amended Lytton's bank loan agreements in February 2000. The new financing arrangements have been considered in the presentation of debt maturities. Scheduled maturities of long-term debt outstanding at December 31, 1999 are approximately: 2000---$576,239; 2001---$586,974; 2002---$550,395; 2003---$5,628,139; 2004---$426,397;
thereafter---$271,319. Interest payments on all of the above debt amounted to approximately $581,000, $513,000 and $270,000 in 1999, 1998 and 1997,
respectively.

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

         The Company has a net operating loss carryforward of approximately $1,000,000 at December 31, 1999 and $2,400,000 at December 31, 1998, expiring between 2003 and 2010. The Company's new subsidiary Lytton, is included in the Company's consolidated federal tax return effective August 1, 1997 with the Company's net operating loss carryforwards able to be utilized to offset any income taxable for federal tax return purposes generated by this subsidiary.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance of $303,000 at December 31, 1999 and $448,000 at December 31, 1998 has been recognized to offset the deferred tax assets. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                             DECEMBER 31,
                                                                 -------------------------------------
                                                                        1999                    1998
                                                                 ---------------         -------------
         Deferred tax liabilities:
            Depreciation                                         $     377,525           $     422,577
            Other                                                           --                  14,952
                                                                 ---------------         -------------
                  Total deferred tax liability                         377,525                 437,529
         Deferred tax assets:
            Inventory obsolescence                                     327,733                 321,982
            Cost capitalized in ending inventory                        69,074                  59,292
            Accrued expenses                                                                    21,966
            Tax credits                                                303,000                  48,000
            Other                                                       40,174                  66,453
                                                                 ---------------         -------------
               Sub-total                                               739,981                 517,693
         Net operating loss carryforward                               417,400                 884,792
                                                                 ---------------         -------------
                     Total deferred tax assets                       1,157,381               1,402,485
         Valuation allowance for deferred tax assets                  (303,000)               (448,000)
                                                                 ---------------         -------------
            Net deferred tax assets                                    854,381                 954,485
                                                                 ---------------         -------------
            Net deferred tax asset                               $     476,856           $     516,956
                                                                 ===============         =============

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 3--INCOME TAXES--CONTINUED

         A valuation allowance has been provided that offsets a portion of the deferred tax asset recorded at December 31, 1999 as management believes that it is more likely than not, based on the weight of the available evidence, this portion of the deferred tax asset will not be realized.

Deferred taxes in the accompanying balance sheets consist of the following components:

                                                                              DECEMBER 31,
                                                                 -------------------------------------
                                                                      1999                    1998
                                                                 ---------------         -------------
         Current deferred tax asset                              $     473,975           $     481,211
         Current deferred tax liability                                (33,216)                (14,952)
                                                                 ---------------         -------------
         Net current deferred tax asset                                440,759                 466,259
         Long-term deferred tax asset                                  413,622                 473,274
         Long-term deferred tax liability                             (377,525)              (422,577)
                                                                 ---------------         -------------
         Net long-term deferred tax asset (liability)                   36,097                  50,697
                                                                 ---------------         -------------

         Net deferred tax asset                                  $     476,856           $     516,956
                                                                 ===============         =============

For financial reporting purposes, income before income taxes includes the following components:

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                     1999             1998                     1997
                                  -----------      -----------             -----------
United States income              $ 1,229,773      $ 1,462,390             $ 1,150,804
Foreign loss                         (576,634)        (537,466)               (289,556)
                                  -----------      -----------             -----------
                                  $   653,139      $   924,924             $   861,248
                                  ===========      ===========             ===========

Significant components of the provision (benefit) for income taxes are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------
                                    1999               1998                    1997
                                 -----------       -----------             -----------
Current:
   Federal                      $   247,619        $    53,992             $    34,148
   Foreign                               --                 --                 (95,864)
   State                             69,369             83,515                   1,000
                                 -----------       -----------             -----------
                                    316,988            137,507                 (60,716)
Deferred:
   Federal                           32,660             85,602                (503,555)
   Foreign                               --            (95,897)                     --
                                 -----------       -----------             -----------
                                     32,660            (10,295)               (503,555)
                                 -----------       -----------             -----------
                                 $   349,648       $   127,212             $  (564,271)
                                 ===========       ===========             ===========

Techdyne (Europe) files separate income tax returns in the United Kingdom.

         The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense (benefit) is:

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 3--INCOME TAXES--CONTINUED

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                        1999             1998            1997
                                                                   -------------       ----------      ---------
         Statutory tax rate (34%) applied to income before
           income taxes                                            $ 222,067           $ 314,474       $ 292,824
         Increases (reduction)in taxes resulting from:
            State income taxes-net of federal income tax effect       44,021              74,628          31,263
            Benefit of net operating losses                               --                  --        (893,000)
            Tax rate differential relating to tax benefit of
              foreign operatin loss                                  196,056           $   86,841             --
             Non deductible items                                     23,657               40,780         20,593
             Change in deferred tax valuation allowance             (145,000)            (402,465)            --
          Other                                                        8,847               12,954        (15,951)
                                                                   ---------           ----------      ---------
                                                                   $ 349,648           $  127,212      $(564,271)
                                                                   =========           ==========      =========

         Undistributed earnings of the Company's foreign subsidiary amounted to approximately $1,718,000 at December 31, 1999 and $2,294,000 December 31, 1998.
Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $86,000 and $115,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1999 and December 31, 1998, respectively.

         Income tax payments were approximately $227,000, $32,000 and $269,000 in 1999, 1998 and 1997, respectively.

NOTE 4--TRANSACTIONS WITH PARENT

         The Parent provides certain financial and administrative services to the Company. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a service agreement for $408,000 per year. The amount of expenses allocated by the Parent and those covered under the service agreement effective October 1, 1996 totaled $408,000 in 1999, 1998 and 1997.

         The advances from Parent were made under a demand convertible promissory note with interest at 5.7%. The balance of the note including accrued interest, which amounted to $2,427,000 at December 31, 1998, was convertible into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. On September 30, 1999, the Parent converted the note balance which amounted to $2,531,942, including accrued interest into 1,446,823 shares of the Company's common stock resulting in an increase in the Parent' ownership interest to 72.5%. The Parent had previously converted $350,000 of this note into 200,000 common shares in June 1996 and $875,000 into 500,000 common shares in November 1997. Advances from the Parent on the balance sheet represent the advance payable to the Parent of approximately $498,000 at December 31, 1999 and included an advance payable of approximately $704,000 in addition to the convertible note balance at December 31, 1998 with interest at 5.7%. Interest on the net advances amounted to $143,000, $156,000 and $152,000, in 1999, 1998 and 1997, respectively, and is included in the net balance due the Parent.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 4--TRANSACTIONS WITH PARENT--CONTINUED

         The Company has deferred the gain on the sale of real property to its Parent of approximately $161,000. The premises are leased from the Parent under a 5-year net lease expiring March 31, 2000 at an annual rental of $94,000 plus applicable taxes. The lease was extended for one year at an annual rental of $150,000 plus applicable taxes.

         The Parent has agreed not to require repayment of the intercompany advances prior to January 1, 2001 and, therefore, the advances have been classified as long-term at December 31, 1999.

         The Company manufactured certain products for the Parent through February 1999. Sales of the products were $23,000, $172,000 and $214,000 in 1999, 1998 and 1997, respectively.

NOTE 5--RELATED PARTY TRANSACTIONS

         For the years ended December 31, 1999, 1998 and 1997, respectively, the Company paid premiums of approximately $467,000, $348,000 and $325,000, for insurance through a director and stockholder, and the relative of a director and stockholder.

         For the years ended December 31, 1999, 1998 and 1997, respectively, legal fees of $45,000, $47,000 and $53,000, were paid to an officer of the Parent who acts as general counsel for the Company and the Parent.

         Subcontract manufacturing is performed for the Company by a company of which a director of the Company is President and one of the owners. Subcontract manufacturing purchases from this company amounted to approximately $1,728,000, $2,245,000 and $2,837,000 in 1999, 1998 and 1997, respectively.

         Lytton had a deferred compensation agreement with its former President. The agreement called for monthly payments of $8,339 provided that Lytton's cash flow was adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the period ending December 31, 1999, a total of $58,000 was paid under this agreement which fully paid the agreement.

NOTE 6--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         Lytton leases its operating facilities from an entity, which is owned by Lytton's former owner and former President. The operating lease, which expires July 31, 2002, requires annual lease payments of approximately $218,000, adjusted each year based on the Consumer Price Index, and contains renewal options for a period of five to ten years at the then fair market rental value. The Company leases several facilities including that of Lytton and those under lease from its Parent which expire at various dates through 2002 with renewal options for a period of five years at the then fair market rental value. The Company's aggregate lease commitments at December 31, 1999, are approximately:
2000---$578,000, 2001---$548,000, 2002---$380,000, 2003---$240,000 and
thereafter---$245,000. Total rent expense was approximately $806,000, $817,000 and $656,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton amounted to approximately $86,000 for the year ended December 31, 1999 and $ 48,000 for the year ended December 31, 1998.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

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

         In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors and employees. These options were exercisable for a period of five years at $1 per share. On June 30, 1998, 115,000 of these options were exercised and on May 10, 1999, 50,000 of the remaining options were exercised. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the stockholders' equity section of the balance sheet with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises.

         On February 27, 1995 the Company granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the Company granted a non-qualified stock option for 10,000 shares which vested immediately, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options. Including the April 1995 grant, 150,000 of these options are outstanding at December 31, 1999.

         In June 1997, the Company adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, the closing price of the common stock on the grant date, with 345,000 of these options outstanding at December 31, 1999. On June 30, 1999, the Company granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share. On
August 25, 1999, the Company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per shares. On December 15, 1999 the Company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share.

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

         The Company entered into a consulting agreement on July 1, 1999 for financial advisory services with the agreement to end on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of the Company's common stock exercisable at $3.50 per share that will expire on September 15, 2000. These options were valued at $40,000 resulting in approximately $17,000 expense during 1999.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 7--STOCK OPTIONS--CONTINUED

model with the following weighted-average assumptions for the options issued during 1999, 1998 and 1997, respectively: risk-free interest rate of 5.20%, 5.55% and 5.59%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .67, .58 and .60; and an expected life of the options of 1.8 years for the options issued during 1999, 3 years for the options issued during 1998 and 2.5 years for the options issued during 1997.

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Since the options vested immediately, the Company's pro forma disclosure recognizes expense upon issuance of the options. The Company's pro forma information for options issued is as follows:

                                          1999        1998        1997
                                        --------    --------    --------
       Pro forma net income             $233,101    $790,000    $927,000
                                        ========    ========    ========
       Pro forma earnings per share:
          Basic                         $    .04    $    .15    $    .21
                                        ========    ========    ========
          Diluted                       $    .04    $    .13    $    .17
                                        ========    ========    ========


         A summary of the Company's stock option activity, for the years ended December 31, follows:

                                          1999                                   1998                  1997
                                          ----                                   ----                  ----

                                                 WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                    OPTIONS       EXERCISE PRICE       OPTIONS     EXERCISE PRICE       OPTIONS     EXERCISE PRICE
                                    -------      ----------------     ---------   ----------------     ---------    --------------
Outstanding-beginning of year       590,350                             699,100                          326,500
Granted                             187,000              $3.73            6,250           $4.25          375,000          $3.25
Exercised                           (50,000)              1.00         (115,000)          $1.00             (300)          1.00
Expired                             (39,100)              2.77                                            (2,100)          1.00
                                    -------                           ---------                        ---------
Outstanding-end of year             688,250                             590,350                          699,100
                                    =======                           =========                        =========
Outstanding and exercisable
May 1994 options                        ---                              56,600            1.00          171,600           1.00
February and April 1995 options     150,000              $1.75          152,500            1.75          152,500           1.75
June 1997 options                   345,000               3.25          375,000            3.25          375,000           3.25
May 1998 options                      6,250               4.25            6,250            4.25            ---
June, August and December
  1999 options                       87,000               4.00            ---                              ---
July 1999 options                   100,000               3.50            ---                              ---
                                    -------                           ---------                        --------
                                    688,250                             590,350                          699,100
                                    =======                           =========                        =========
Weighted-average fair value of
 options granted during the year    $   .59                           $    2.04                        $    1.33
                                    =======                           =========                        =========

         The remaining average contractual life at December 31, 1999 is .7 years for the July 1999 options, and 4.6 years for the June 1999, August 1999 and December 1999 options, and 1.4 years, 2.5 years and .2 years for the 1998, 1997 and 1995 options, respectively.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 8--COMMON STOCK

         The Company completed a public offering of common stock and warrants on October 2, 1995 providing it with net proceeds of approximately $3,321,000. Pursuant to the offering, 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants were issued. The warrants provided for the purchase of one common share each and had an initial exercise price of $5.00 which was reduced to $4.00 in February 1999 with the expiration date extended to May 17, 1999 at which time the warrants expired. During 1997, approximately 41,000 warrants were exercised resulting in proceeds of approximately $194,000, net of commissions. The underwriter received warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable from September 13, 1996 through September 12, 2000 at $6.60 per share of common stock and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share.

         The Company has 888,250 shares reserved for future issuance at December 31, 1999, including: 150,000 shares for 1995 options; 345,000 shares for 1997 options; 87,000 shares for 1999 options; 200,000 shares for underwriter's options; and 106,250 shares for consultants' stock options.

NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following summarizes certain quarterly operating data:

                                    YEAR ENDED DECEMBER 31, 1999                        YEAR ENDED DECEMBER 31, 1998
                             ---------------------------------------------     --------------------------------------------
                             MARCH 31     JUNE 30     SEPT. 30     DEC. 31     MARCH 31    JUNE 30      SEPT. 30    DEC. 31
                             --------     -------     --------     -------     --------    -------      --------    -------
                                                            (In thousands except per share data)
Net Sales                      $9,835     $10,457     $14,129      $13,899     $11,872     $11,614      $10,973     $10,207
Gross profit                    1,016       1,257       2,079        1,389       1,711       1,507        1,412         758
Net income (loss)                (149)          2         626         (176)        510         545          179        (436)
Earnings (loss) per share:
   Basic                       $(.03)     $    --     $   .12      $  (.03)    $   .10     $   .11         $.03     $  (.08)
   Diluted                     $(.03)     $    --     $   .10      $  (.03)    $   .08     $   .08         $.03     $  (.08)

         Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

         The Company recorded an adjustment to the valuation allowance relating to its deferred tax asset of approximately $145,000 during the fourth quarter of 1999, $400,000 during the fourth quarter of 1998 and $900,000 during the fourth quarter of 1997.

NOTE 10--ACQUISITION

On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of the Company's common stock. The Company guaranteed that the seller would realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. These earning objectives were achieved in 1998 resulting in an increase of $400,000 to the valuation of $2,000,000 originally recorded for these securities. The difference (of $968,750) between the fair value of

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 10--ACQUISITION--CONTINUED

the common stock at the date of acquisition and the guaranteed value was considered part of the cost of the acquisition and is reflected as paid-in capital. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operation of Lytton have been included in the Company's consolidated statement of income since August 1, 1997. The total purchase price in excess of the fair value of net assets acquired is being amortized over 25 years. Additional contingent consideration is due if Lytton reaches pre-defined sales levels. Additional consideration of approximately $290,000 and $154,000 was paid in April 1999 and April 1998, respectively, based on sales levels with the Stock Purchase Agreement providing for a possible additional sales level incentive, for a specified one year period. As the contingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life of the goodwill.

         The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by the Company and the seller ("Modified Guaranty"). The modified terms provided that the seller would sell an amount of common stock which would provide $1,300,000 gross proceeds, and the Company guaranteed that, to the extent that the seller had less than 150,000 shares of the Company's common stock remaining, the Company would issue additional shares to the seller. In July 1998, the Company advanced the seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of the Company's common stock in addition to the seller having sold 5,000 shares of common stock in July, 1998. Proceeds from the sale of the Company's common stock by the seller, up to 195,000 shares, were to repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the advance, the balance of the Advance would be forgiven. The Advance was presented in the Stockholder's Equity section of the balance sheet. The Company guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999 ("Extended Guaranty"). In July 1999, The Company forgave the Advance to the seller and issued payment of $1,100,000 to the seller, which together with the proceeds realized by the seller from the sale of stock in July 1998 satisfied the Company's remaining obligation under the $2,400,000 guarantee. The remaining 295,000 shares of common stock held by the seller as security for the remaining $2,378,000 guarantee were returned to the company and have been cancelled.

         The following summary pro forma financial information reflects the Lytton acquisition as if it had occurred on January 1, 1997, accordingly, revenues and expenses of Lytton and related income tax effects for the period prior to the acquisition are included. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1997.

                   SUMMARY PRO FORMA INFORMATION

                               Year ended December 31, 1997
                               ----------------------------

    Total revenues                        $43,867,000
                                          ===========

     Net income                           $ 1,840,000
                                          ===========

     Earnings per share:
          Basic                              $.39
                                             ====
          Diluted                            $.30
                                             ====

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 11--CAPITAL EXPENDITURES, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

         Summarized financial information in accordance with FAS 131 for the Company's one reportable segment is shown in the following table.

CAPITAL EXPENDITURES                                        1999               1998                 1997
--------------------                                    -----------         -----------         -----------
                                                        $ 1,475,823         $   832,410         $ 1,396,260
                                                        ===========         ===========         ===========

GEOGRAPHIC AREA SALES                                       1999               1998                 1997
---------------------                                   -----------         -----------         -----------
United States                                           $44,501,810         $40,019,478         $26,248,002
Europe(1)                                                 3,818,286           4,646,447           6,771,329
                                                        -----------         -----------         -----------
                                                        $48,320,096         $44,665,925         $33,019,331
                                                        ===========         ===========         ===========

(1)      Techdyne (Europe) sales are primarily to customers in the United
         Kingdom.

GEOGRAPHIC AREA PROPERTY, PLANT AND EQUIPMENT (NET)         1999               1998               1997
---------------------------------------------------     -----------         -----------         -----------
United States                                           $ 4,074,801         $ 3,689,894         $ 3,757,065
Europe                                                    1,284,854           1,386,142           1,483,480
                                                        -----------         -----------         -----------
                                                        $ 5,359,655         $ 5,076,036         $ 5,240,545
                                                        ===========         ===========         ===========


         Sales to major customers are as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------
MAJOR CUSTOMERS                                            1999                1998                 1997
---------------                                         -----------         -----------         -----------
Motorola(2)                                             $ 6,338,000         $ 4,488,000         $       ---
PMI Food Equipment Group (2)                              7,195,000           8,183,000                 ---
IBM(1)                                                          ---                 ---           6,438,000
EMC and its related suppliers(1)                                ---                 ---           3,201,000

(1)      Less than 10% of sales for 1998.
(2)      Less than 10% of sales for 1997.
(3)      Less than 10% of Sales for 1996.

         A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse affect on the Company's operations if such sales were not replaced.

         Sales to PMI Food Equipment Group by Lytton, which was acquired by the Company on July 31, 1997, represented approximately 32% and 41% of Lytton's sales and 15% and 18% of consolidated sales for the years ended December 31, 1999 and 1998, respectively.

         Sales to Compaq Computer Corp., which at one time was a major customer of Techdyne (Europe) amounted to $209,000 in 1999, $1,192,000 in 1998 and $2,847,000 in 1997 representing 5%, 26% and 42% of the sales of Techdyne (Europe) for 1999, 1998 and 1997, respectively.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 12--BANK LOAN REFINANCING

         In February 2000, the Company refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.50%. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. If the Company achieves certain financial criteria for its year ended December 31, 2000, it would receive a rate reduction under both the prime and Libor alternatives. The loans are secured by the business assets of the Company and are cross collateralized with the debt of Lytton.

         In conjunction with the Company's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreement to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of the Company's loan agreements.

         The bank also extended an acquisition credit facility for the Company's use in funding acquisitions of other companies with the facility to be split between a line of credit and term loan and cross collateralized with the Company's other loans.