Form 10-Q
period 2000-03-31
TECHDYNE INC
filed 2000-05-15
CIK 764039

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-14659
                       -------

                                 TECHDYNE, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                        59-1709103
---------------------------------------------                -----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

2230 WEST 77TH STREET, HIALEAH, FLORIDA                            33016
---------------------------------------                        ------------
(Address of principal executive offices)                        (Zip Code)

                                 (305) 556-9210
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| or No [ ]

Common Stock Outstanding

        Common Stock, $.01 par value - 6,596,990 shares as of April 30, 2000.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                      INDEX

PART I  --  FINANCIAL INFORMATION

        The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2000 and March 31, 1999 include the accounts of the Registrant and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

        1) Consolidated Condensed Statements of Operations for the three months ended March 31, 2000 and March 31, 1999.

        2) Consolidated Condensed Balance Sheets as of March 31, 2000 and December 31, 1999.

        3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999.

        4) Notes to Consolidated Condensed Financial Statements as of March 31, 2000.

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                      2000              1999
                                                 ------------      ------------
Revenues:
   Sales                                         $ 12,638,394      $  9,834,994
   Interest and other income                           10,219            22,121
                                                 ------------      ------------
                                                   12,648,613         9,857,115
Cost and expenses:
   Cost of goods sold                              11,475,966         8,818,948
   Selling, general and administrative expenses     1,198,380           995,059
   Interest expense                                   194,966           165,323
                                                 ------------      ------------
                                                   12,869,312         9,979,330
                                                 ------------      ------------

Loss before income taxes                             (220,699)         (122,215)

Income tax (benefit) provision                        (19,696)           26,913
                                                 ------------      ------------

   Net loss                                      $   (201,003)     $   (149,128)
                                                 ============      ============

Loss per share:
   Basic                                         $       (.03)     $       (.03)
                                                 ============      ============
   Diluted                                       $       (.03)     $       (.03)
                                                 ============      ============


See notes to consolidated condensed financial statements.

                                    TECHDYNE, INC. AND SUBSIDIARIES

                                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             March 31,     December 31,
                                                                               2000           1999(A)
                                                                           ------------    ------------
                                                                            (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                $    214,046    $    190,343
  Accounts receivable, less allowances of $67,000 at March 31, 2000
    and December 31, 1999                                                     8,154,371       8,074,567
  Inventories, less allowances for obsolescence of $771,000 at
    March 31, 2000 and $709,000 at December 31, 1999                          8,873,435       9,492,309
  Prepaid expenses and other current assets                                     585,703         296,193
  Deferred tax asset                                                            440,759         440,759
                                                                           ------------    ------------
             Total current assets                                            18,268,314      18,494,171

Property and equipment:
  Land and improvements                                                         192,000         193,200
  Buildings and building improvements                                           741,402         746,036
  Machinery and equipment                                                     7,914,872       7,853,621
  Tools and dies                                                                843,596         843,202
  Leasehold improvements                                                        586,282         559,961
                                                                           ------------    ------------
                                                                             10,278,152      10,196,020
  Less accumulated depreciation and amortization                              5,085,868       4,836,365
                                                                           ------------    ------------
                                                                              5,192,284       5,359,655
Deferred expenses and other assets                                               86,120          94,435
Costs in excess of net tangible assets acquired, less accumulated amortization of $349,000 at March 31, 2000
     and $317,000 at December 31, 1999                                        3,211,615       2,848,038
                                                                           ------------    ------------
                                                                           $ 26,758,333    $ 26,796,299
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $  4,020,219    $  5,049,456
  Accrued expenses                                                            2,108,588       1,679,513
  Current portion of long-term debt                                             581,321         576,239
  Income taxes payable                                                           79,489         203,043
                                                                           ------------    ------------
          Total current liabilities                                           6,789,617       7,508,251
Deferred gain on sale of real estate                                            161,047         161,047
Long-term debt, less current portion                                          8,357,560       7,463,224
Advances from parent                                                            494,365         498,315

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,596,990 shares at March 31, 2000 and 6,451,990 shares
    at December 31, 1999                                                         65,970          64,520
  Capital in excess of par value                                             11,623,803      11,371,503
  Accumulated deficit                                                          (205,448)         (4,445)
  Accumulated other comprehensive loss                                         (112,931)       (102,766)
  Notes receivable from options exercised                                      (415,650)       (163,350)
                                                                           ------------    ------------
             Total stockholders' equity                                      10,955,744      11,165,462
                                                                           ------------    ------------
                                                                           $ 26,758,333    $ 26,796,299
                                                                           ============    ============

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission in March 2000.

See notes to consolidated condensed financial statements.

                               TECHDYNE, INC. AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                     2000            1999
                                                                  -----------    -----------
Operating activities:
  Net loss                                                        $  (201,003)   $  (149,128)
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation                                                     304,696        273,750
     Amortization                                                      40,832         30,597
     Provision for inventory obsolescence                             117,938         77,051
     Consultant stock option expense                                    8,276             --
     Increase (decrease) relating to operating activities from:
        Accounts receivable                                           (83,410)      (123,557)
        Inventories                                                   495,828        157,739
        Prepaid expenses and other current assets                    (298,987)       (34,870)
        Accounts payable                                           (1,027,590)        65,587
        Accrued expenses                                               51,465         36,136
        Income taxes payable                                         (123,554)        24,913
                                                                  -----------    -----------
          Net cash (used in) provided by operating activities        (715,509)       358,218

Investing activities:
  Additions to property and equipment, net of minor
     disposals                                                       (120,140)      (392,646)
  Deferred expenses and other assets                                     (400)        (3,614)
                                                                  -----------    -----------
          Net cash used in investing activities                      (120,540)      (396,260)

Financing activities:
  Line of credit net borrowings (payments)                            854,863       (326,749)
  Proceeds from long-term borrowings                                  150,000             --
  Payments on long-term borrowings                                   (143,886)      (182,454)
  Exercise of stock options                                             1,450             --
  (Decrease) increase in advances from parent                          (3,950)        83,944
  Deferred financing costs                                                 --           (303)
                                                                  -----------    -----------
          Net cash provided by (used in) financing activities         858,477       (425,562)

Effect of exchange rate fluctuations on cash                            1,275        (24,290)
                                                                  -----------    -----------

Increase (decrease) in cash and cash equivalents                       23,703       (487,894)

Cash and cash equivalents at beginning of year                        190,343      1,659,737
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $   214,046    $ 1,171,843
                                                                  ===========    ===========

See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 70.9% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

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

                                               March 31,         December 31,
                                                 2000                1999
                                             -----------         ------------
Finished goods                               $   775,576         $  1,018,131
Work in process                                2,313,744            2,463,191
Raw materials and supplies                     5,784,115            6,010,987
                                             -----------         ------------
                                             $ 8,873,435         $  9,492,309
                                             ===========         ============

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities is comprised as follows:

                                               March 31,         December 31,
                                                 2000                1999
                                             -----------         ------------
          Accrued compensation               $   471,033         $    466,481
          Other                                1,637,555            1,213,032
                                             -----------         ------------
                                             $ 2,108,588         $  1,679,513
                                             ===========         ============

EARNINGS PER SHARE

        Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price, shares assumed to be converted relating to the convertible promissory note to the Company's Parent (with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted) and contingent shares for the stock price guarantee for the acquisition of Lytton. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2000 or for the same period of the preceding year, as a result of exercise prices and the net loss, and to include them would be anti-dilutive.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                      2000          1999
                                                  ----------     ----------
Net loss                                          $ (201,003)    $ (149,128)
                                                  ==========     ==========

Weighted average shares                            6,509,353      5,135,167
                                                  ==========     ==========

Loss per share:
   Basic                                          $     (.03)    $     (.03)
                                                  ==========     ==========
   Diluted                                        $     (.03)    $     (.03)
                                                  ==========     ==========


        The Company has various potentially dilutive stock options and warrants. See Notes 7 and 8.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive loss consists of the net loss and foreign currency translation adjustments.

        Below is a detail of comprehensive loss for the three months ended March 31, 2000 and March 31, 1999:

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2000          1999
                                                 ----------    ----------
        Net loss                                 $ (201,003)   $ (149,128)
        Other comprehensive loss
        Foreign currency translation                (10,165)      (69,385)
                                                 ----------    ----------
        Comprehensive loss                       $ (211,168)   $ (218,513)
                                                 ==========    ==========

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

                         TECHDYNE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 2--INTERIM ADJUSTMENTS

        The financial summaries for the three months ended March 31, 2000 and March 31, 1999 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

        While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1999.

NOTE 3--LONG-TERM DEBT

        In February, 2000, the Company refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.50%. This line of credit had an outstanding balance of approximately $2,962,000 at March 31, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approximately $983,000 at March 31, 2000. If the Company achieves certain financial criteria for its year ended December 31, 2000, it would receive a rate reduction under both the prime and Libor alternatives. The loans are secured by the business assets of the Company and are cross collateralized with the debt of Lytton. These loans replaced bank debt which consisted at December 31, 1999 of a line of credit with an outstanding balance of $1,600,000, term loans with a combined outstanding balance of approximately $1,552,000 and another bank loan with an outstanding balance of $145,000. The total principal balance refinanced was approximately $3,260,000 representing a non-cash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95). The refinancing also included payment of approximately $17,000 accrued interest.

        In conjunction with the Company's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of the Company's loan agreements.

        Lytton has a $3,000,000 three year committed line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%. There was an outstanding balance on this loan of approximately $3,000,000 at March 31, 2000 and $2,830,000 December 31, 1999. Lytton has a $1,400,000 installment loan with interest at prime minus 1/4% and monthly payments of $23,333 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $1,218,000 at March 31, 2000 and $1,283,000 at December 31, 1999.
Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 with interest at prime minus 1/4%. This loan had an outstanding balance of $150,000 at March 31, 2000 with no outstanding balance as of December 31, 1999. All of these bank loans are secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at Libor plus 2.50%.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 3--LONG-TERM DEBT-CONTINUED

        The prime rate was 9.00% as of March 31, 2000, and 8.50% as of December 31, 1999.

        Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $101,000 at March 31, 2000 and $113,000 at December 31, 1999 and is secured by equipment.

        In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $476,000 at March 31, 2000 and $489,000 at December 31, 1999 based on exchange rates in effect at each of these dates.

        Interest payments on debt amounted to approximately $152,000 for the three months ended March 31, 2000 and $126,000 for the same period of the preceding year.

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

        The Company had domestic income tax (benefit) expense of approximately $(20,000) for the three months ended March 31, 2000 and $27,000 for the same period of the preceding year.

        Techdyne (Europe) had no income tax expense or benefit for the three months ended March 31, 2000 or the same period of the preceding year due to its loss and it having utilized all available tax loss carrybacks.

        Income tax payments amounted to $332,000 for the three months ended March 31, 2000 and $2,000 for the same period of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

        The Parent provides certain financial and administrative services to the Company. Effective October 1, 1996, the services provided to the Company by the Parent were formalized under a service agreement. The amount of expenses covered under the service agreement totaled $102,000 for the three months ended March 31, 2000 and for the same period of the preceding year.

        Advances from our Parent were made under a demand convertible promissory note with interest at 5.7%. On September 30, 1999, the Parent converted the note balance of approximately $2,532,000, including accrued interest, into approximately 1,447,000 shares of the Company's common stock. Advances from the Parent on the balance sheet represent the advance payable to the Parent of approximately $494,000 at March 31, 2000 and $498,000 at December 31, 1999 with interest at 5.7%. Interest on the advances and convertible note amounted to approximately $7,000, for the three months ended March 31, 2000 and $45,000 for the same period of the preceding year and is included in the net balance due the Parent.

        The Company had manufactured certain products for the Parent. Sales of the products were $23,000 for the three months ended March 31, 1999. After the first quarter of 1999, the Company ceased manufacturing for the Parent.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 6--COMMITMENTS AND CONTINGENCIES

        Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton amounted to approximately $22,000 for the three months ended March 31, 2000 and approximately $19,000 for the same period of the preceding year.

        Lytton leases its operating facilities from an entity owned by the former President and currently the part-time Assistant to the President of Lytton and his wife, the former owner of Lytton. The lease expires July 31, 2002 and requires annual lease payments of approximately $218,000, adjusted each year based upon the Consumer Price Index. During the three months ended March 31, 2000, approximately $56,000 was paid under the lease compared to approximately $55,000 for the same period of the preceding year.

NOTE 7--STOCK OPTIONS

        In May 1994, the Company adopted a stock option plan for up to 250,000 options. The options were exercisable at $1 per share through May 24, 1999. On June 30, 1998, 115,000 of these options were exercised and on May 10, 1999, 50,000 of the remaining options were exercised. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the stockholders' equity section of the balance sheet, with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises.

        On February 27, 1995 the Company granted non-qualified stock options to directors of Techdyne and its subsidiaries for 142,500 shares exercisable at $1.75 per share for five-years. In April 1995, the Company granted a non-qualified stock option for 10,000 shares to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The Company received cash payment of the par value and the balance in three year promissory notes, presented on the stockholders' equity section of the balance sheet, with interest at 6.19%.

        In June 1997, the Company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, with 345,000 of these options outstanding at March 31, 2000. On June 30, 1999, the Company granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share with 36,000 options outstanding at March 31, 2000. On August 25, 1999, the Company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at March 31, 2000. On December 15, 1999 the Company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share.

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

        The Company entered into a consulting agreement on July 1, 1999 for financial advisory services with the agreement to end on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of the Company's common stock exercisable at $3.50 per share that will expire on September 15, 2000. These options were valued at $40,000 and resulted in approximately $8,000 expense during the three months ended March 31, 2000.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 8--COMMON STOCK

        In conjunction with the Company's 1995 public offering, the underwriter received warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable through September 12, 2000 at $6.60 per share of common stock and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share.

NOTE 9--ACQUISITION

        On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of the Company's common stock. The Company guaranteed that the seller would realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. The total purchase price in excess of the fair value of net assets acquired is being amortized over 25 years. Additional contingent consideration was due if Lytton achieved pre-defined sales levels. Additional consideration of approximately $396,000, $290,000 and $154,000 was paid in April 2000, April 1999 and April 1998, respectively, based on sales levels. As the contingencies have been resolved, additional consideration due, has been recorded as goodwill, and is being amortized over the remainder of the initial 25 year life of the goodwill.

        In July 1998, the Company advanced the seller approximately $1,278,000 ("Advance") toward the guarantee for the sale of the Company's common stock in addition to the prior sales by the seller. Subsequently, the Company guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999. In July 1999, the Company forgave the Advance and issued payment of $1,100,000 to the seller, which together with the proceeds realized by the seller from the sale of stock in 1998 satisfied the Company's remaining obligation under the $2,400,000 guarantee. The remaining 295,000 shares of common stock held by the seller as security for the remaining $2,378,000 guarantee were returned to the Company and were cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

        The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which we are engaged as a manufacturer, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statements, as filed with the Securities and Exchange Commission ("Commission") Form SB-2 (effective September 13, 1995), and Form S-3 (effective December 11, 1996) and as amended or supplemented.

        We continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. The level and timing of orders placed by a customer vary due to, among other variables, attempts to balance inventory, design changes, demand for products, competition and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders as had occurred in the past, could have an adverse effect on our results of operations or financial condition.

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

        Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on our results of operations. It is important for us, and there are significant risks involved, to efficiently manage inventory, properly time expenditures and allocations of physical and personnel resources in anticipation of future sales, evaluate economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables or turnkey products, for manufacture.

        Although we believe that our operations utilize the assembly and testing technologies and equipment currently required by our customers, there can be no assurance that our process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render our technology, equipment or processes obsolete or noncompetitive. In addition, to the extent that we determine that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment.

        Our results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved by us in managing the costs of our operations, our experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. We generally have idle capacity and reduced operating margins during periods of lower-volume production.

YEAR 2000 READINESS

        The Year 2000 computer information processing challenge associated with the recent millennium change concerned the ability of computerized information systems to properly recognize date sensitive information, with which many companies, public and private, were faced to ensure continued proper operations and reporting of financial condition. We were fully aware of the Year 2000 issues, made our assessments, evaluated our computerized systems and equipment, and communicated with our major vendors, and made our operations Year 2000 compliant. We have not experienced any material unanticipated negative consequences from the Year 2000 issues.

RESULTS OF OPERATIONS

        Consolidated revenues increased approximately $2,791,000 (28%) for the three months ended March 31, 2000 compared to the same period of the preceding year. There was an increase in domestic sales of $2,717,000 (30%), and a increase in European sales of $86,000 (9%) for the three months ended March 31, 2000 compared to the same period of the preceding year. Interest and other income decreased by approximately $14,000 for the three months ended March 31, 2000 compared to the same period of the preceding year which includes a decrease in interest income as a result of a reduction in invested funds.

        Significant reductions in sales of Techdyne (Europe) over recent years have resulted in continuing losses, with net losses for this subsidiary amounting to $93,000 for the three months ended March 31, 2000 and $77,000 for the period of the preceding year. Techdyne (Europe) has continued its efforts at new business development; however, the continuing losses have resulted in our ongoing evaluation of the future prospects for this facility.

        Approximately 43% of our consolidated sales for the three months ended March 31, 2000 were made to four customers. Customers generating at least 10% of sales included Motorola (13%) and PMI Food Equipment Group (16%). Approximately $2,063,000 (35%) of Lytton's sales for the three months ended March 31, 2000 were to its major customer, PMI Food Equipment Group. The loss of, or substantially reduced sales to any major customer would have an adverse effect on our operations if such sales are not replaced.

        Cost of goods sold as a percentage of sales amounted to 91% for the three months ended March 31, 2000 and 90% for the same period of the preceding year reflecting changes in product mix and a diversification of our customer base.

        Selling, general and administrative expenses, increased by approximately $203,000 (20%) for the three months ended March 31, 2000 compared to the same period of the preceding year. The increase in 2000 compared to the preceding year included increases in the cost of support personnel and increased marketing costs associated with efforts to increase sales. Selling, general and administrative expenses amounted to approximately 9% of sales for the three months ended March 31, 2000 compared to 10% for the same period of the preceding year.

        Interest expense increased approximately $30,000 for the three months ended March 31, 2000 compared to the same period of the preceding year. The primary contributor to the increase in interest expense was the increased borrowings of Lytton, a portion of which were utilized to fund the remaining $1,100,000 payment in July, 1999, on the Lytton acquisition purchase price guarantee. The increase in interest expense, which also included increased interest relating to increased borrowing under our new credit facilities, was partially offset by a reduction of $38,000 in interest on loans from the Parent due to the Parent's conversion on September 30, 1999 of approximately $2,532,000 of a convertible note receivable from us. The prime rate was 9.00% at March 31, 2000 and 8.50% at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        We had working capital of $11,479,000 at March 31, 2000, an increase of $493,000 (4%) during the first quarter of 2000. Included in the changes in components of working capital was an increase of $24,000 in cash and cash equivalents, which included net cash used in operating activities of $716,000, net cash used in investing activities of $121,000, primarily from additions to property and equipment, and net cash provided by financing activities of $858,000 (including net line of credit borrowings of $855,000, proceeds of $150,000 from Lytton's borrowing under its equipment acquisition note and payments on long-term debt of $144,000).

        On February 9, 2000, we entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced the line of credit and the three commercial loans with NationsBank of Florida and a smaller borrowing from another Florida bank. The new financing includes a three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election. The line of credit had an outstanding balance of $2,962,000 at March 31, 2000 and five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The term loan had an outstanding balance of $983,000 at March 31, 2000. Total outstanding borrowings under the refinanced loans amounted approximately $3,152,000 at December 31, 2000. See
Note 3 to "Notes to Consolidated Condensed Financial Statements."

        Lytton has a $3,000,000 three year committed line of credit and a $1,400,000 term loan, and a $500,000 equipment loan agreement. The line of credit, originally for one year, was amended to a three-year term coinciding with the term of the Company's line of credit with the interest rates the same as provided to the Company in its credit facilities. The line of credit had an outstanding balance of $3,000,000 at March 31, 2000 and $2,830,000 at December 31, 1999. The term loan had a balance of $1,218,000 at March 31, 2000 and $1,283,000 at December 31, 1999. The equipment loan agreement had an outstanding balance of $150,000 at March 31, 2000 with no outstanding balance at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

        Lytton has an equipment loan maturing in April 2001 which had an outstanding balance of $101,000 at March 31, 2000 and $113,000 at December 31, 1999. In July, 1994 Techdyne (Europe) purchased the facility in Scotland housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $476,000 at March 31, 2000 and $489,000 at December 31, 1999, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

        We acquired Lytton on July 31, 1997. The Stock Purchase Agreement provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $396,000, $290,000 and $154,000 paid in April 2000, April, 1999, and April, 1998, respectively. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

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

NEW ACCOUNTING PRONOUNCEMENTS

        In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. We are in the process of determining the impact that the adoption of FAS 133 will have on our consolidated financial statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Part I Exhibits

                (27)  Financial Data Schedule (for SEC use only)

             Part II Exhibits

                None

        (b)  Reports on Form 8-K

             A Current Report on Form 8-K was filed on March 1, 2000 relating to
             Item 5, "Other Events" disclosing refinancing of the Company's credit facilities. No financial statements were filed.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TECHDYNE, INC.


                                          By /s/ DANIEL R. OUZTS
                                             --------------------------------
                                             Daniel R. Ouzts, Vice President/
                                             Finance, Controller and Chief
                                             Accounting Officer


Dated: May 15, 2000

                                  EXHIBIT INDEX

Exhibit
  No.
-------

Part I  Exhibits

        (27)   Financial Data Schedule (for SEC use only)