Form 10-Q
period 2000-06-30
TECHDYNE INC
filed 2000-08-14
CIK 764039

FORM 10--Q

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 6,596,990 shares as of July 31, 2000

                      TECHDYNE, INC. AND SUBSIDIARIES
                      -------------------------------

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2000 and June 30, 1999 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

       (1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2000 and June 30, 1999.

       (2) Consolidated Condensed Balance Sheets as of June 30, 2000 and December 31, 1999.

       (3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999.

       (4) Notes to Consolidated Condensed Financial Statements as of June 30, 2000

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

                      PART I -- FINANCIAL INFORMATION
                      -------------------------------

Item 1. Financial Statements


                      TECHDYNE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                Three Months Ended           Six Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                2000          1999          2000          1999
Revenues:
  Sales                                      $12,280,407   $10,456,793   $24,918,801   $20,291,787
  Interest and other income                       16,572        16,268        26,791        38,389
                                             -----------   -----------   -----------   -----------
                                              12,296,979    10,473,061    24,945,592    20,330,176

Cost and expenses:
  Cost of goods sold                          10,859,971     9,200,419    22,335,937    18,019,367
  Selling, general and administrative
    expenses                                   1,204,937     1,057,138     2,403,317     2,052,197
  Interest expense                               202,669       177,480       397,635       342,803
                                             -----------   -----------   -----------   -----------
                                              12,267,577    10,435,037    25,136,889    20,414,367
                                             -----------   -----------   -----------   -----------

Income (loss) before income taxes                 29,402        38,024      (191,297)      (84,191)

Income tax provision                              65,039        35,519        45,343        62,432
                                             -----------   -----------   -----------   -----------

  Net loss (income)                          $   (35,637)  $     2,505   $   236,640)  $  (146,623)
                                             ===========   ===========   ===========   ===========

(Loss) earnings per share:
  Basic                                         $(.01)        $--           $(.04)       $(.03)
                                                =====         ===           =====        =====
  Diluted                                       $(.01)        $--           $(.04)       $(.03)
                                                =====         ===           =====        =====


See notes to consolidated condensed financial statements.

                      TECHDYNE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           June 30,    December 31,
                                                                             2000         1999(A)
                                                                             ----         ------
                                                                         (Unaudited)
                        Assets
Current assets:
  Cash and cash equivalents                                              $   132,712   $   190,343
  Accounts receivable, less allowances of $73,000 at June 30, 2000
    and $67,000 December 31, 1999                                          7,651,632     8,074,567
  Inventories, less allowances for obsolescence of $825,000 at
    June 30, 2000 and $709,000 at December 31, 1999                       10,067,597     9,492,309
  Prepaid expenses and other current assets                                  599,536       296,193
  Deferred tax asset                                                         440,759       440,759
                                                                         -----------   -----------
          Total current assets                                            18,892,236    18,494,171

Property and equipment:
  Land and improvements                                                      181,200       193,200
  Buildings and building improvements                                        699,698       746,036
  Machinery and equipment                                                  8,139,048     7,853,621
  Tools and dies                                                             725,803       843,202
  Leasehold improvements                                                     583,939       559,961
                                                                          -----------   -----------
                                                                          10,329,688    10,196,020
  Less accumulated depreciation and amortization                           4,902,359     4,836,365
                                                                         -----------   -----------
                                                                           5,427,329     5,359,655
Deferred expenses and other assets                                            80,163        94,435
Costs in excess of net tangible assets acquired, less
  accumulated amortization of $385,000 at June 30, 2000 and
  $317,000 at December 31, 1999                                            3,174,955     2,848,038
                                                                         -----------   -----------
                                                                         $27,574,683   $26,796,299
                                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $ 5,253,160   $ 5,049,456
  Accrued expenses                                                         1,947,672     1,679,513
  Current portion of long-term debt                                          578,944       576,239
  Income taxes payable                                                        63,282       203,043
                                                                         -----------   -----------
          Total current liabilities                                        7,843,058     7,508,251
Deferred gain on sale of real estate                                         161,047       161,047
Long-term debt, less current portion                                       8,228,434     7,463,224
Advances from parent                                                         511,408       498,315

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 6,596,990 shares at June 30, 2000
    and 6,451,990 shares at December 31, 1999                                 65,970        64,520
  Capital in excess of par value                                          11,623,803    11,371,503
  Accumulated deficit                                                       (241,085)       (4,445)
  Accumulated other comprehensive loss                                      (202,302)     (102,766)
  Notes receivable from options exercised                                   (415,650)     (163,350)
                                                                         -----------   -----------
          Total stockholders' equity                                      10,830,736    11,165,462
                                                                         -----------   -----------
                                                                         $27,574,683   $26,796,299
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

                      TECHDYNE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                         -------------------------
                                                                             2000          1999
                                                                             ----          ----
Operating activities:
  Net loss                                                               $  (236,640)  $  (146,623)
  Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
    Depreciation                                                             615,574       570,233
    Amortization                                                              86,776        65,660
    Provision for inventory obsolescence                                     239,950       167,072
    Consultant stock option expense                                           16,553           ---
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                                   369,870      (621,675)
       Inventories                                                          (863,393)   (1,632,393)
       Prepaid expenses and other current assets                            (331,747)      (77,004)
       Accounts payable                                                      221,496     1,521,487
       Accrued expenses                                                      302,426        87,656
       Income taxes payable                                                 (139,678)      (39,377)
                                                                         -----------   -----------
          Net cash provided by (used in) operating activities                281,187      (104,964)

Investing activities:
  Additions to property and equipment, net of minor disposals               (735,246)     (724,080)
  Subsidiary acquisition payments                                           (395,806)     (289,531)
  Deferred expenses and other assets                                          (4,544)       (2,125)
                                                                         -----------   -----------
          Net cash used in investing activities                           (1,135,596)   (1,015,736)

Financing activities:
  Proceeds from long-term borrowings                                         150,000       375,000
  Line of credit net borrowings (payments)                                   889,644       345,325
  Payments on long-term borrowings                                          (283,778)     (360,284)
  Exercise of stock options                                                    1,450           500
  Increase (decrease) in advances from parent                                 13,093       (25,871)
  Deferred financing costs                                                       ---          (451)
                                                                         -----------   -----------
          Net cash provided by financing activities                          770,409       334,219

Effect of exchange rate fluctuations on cash                                  26,369       (33,975)
                                                                         -----------   -----------

Decrease in cash and cash equivalents                                        (57,631)     (820,456)

Cash and cash equivalents at beginning of period                             190,343     1,659,737
                                                                         -----------   -----------

Cash and cash equivalents at end of period                               $   132,712   $   839,281
                                                                         ===========   ===========


See notes to consolidated condensed financial statements.

                       TECHDYNE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                June 30, 2000
                                 (Unaudited)

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

                                               June 30,    December 31,
                                                2000          1999
                                                ----          ----
     Finished goods                          $   635,434  $ 1,018,131
     Work in process                           2,692,595    2,463,191
     Raw materials and supplies                6,739,568    6,010,987
                                             -----------  -----------
                                             $10,067,597  $ 9,492,309
                                             ===========  ===========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:

                                               June 30,    December 31,
                                                1999          1998
                                                ----          ----
     Accrued compensation                    $   396,252   $   466,481
     Other                                     1,551,420     1,213,032
                                             -----------   -----------
                                             $ 1,947,672   $ 1,679,513
                                             ===========   ===========

Earnings (Loss) per Share

      Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price, shares assumed to be converted relating to the convertible promissory note to the Company's Parent (with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted) and contingent shares for the stock price guarantee for the acquisition of Lytton. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or six months ended June 30, 2000 or for the six months ended June 30, 1999, as a result of exercise prices and the net loss, and to include them would be anti-dilutive.

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--Continued

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                                ------------------          ------------------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
Net (loss) income                            $   (35,637)  $     2,505   $  (236,640)  $  (146,623)
Weighted average shares - denominator
  basic computation                            6,596,990     5,278,738     6,553,171     5,264,532
Effect of dilutive securities:
Stock options                                        ---        76,363           ---           ---
Contingent stock - acquisition                       ---       300,000           ---           ---
                                             -----------   -----------   -----------   -----------
Weighted average shares, as adjusted -
  denominator diluted computation              6,596,990     5,655,101     6,553,171     5,264,532
(Loss) earnings per share:
   Basic                                        $(.01)         $--          $(.04)        $(.03)
                                                =====          ===          =====         =====
   Diluted                                      $(.01)         $--          $(.04)        $(.03)
                                                =====          ===          =====         =====


      The Company has various potentially dilutive stock options and warrants. See Notes 7 and 8.

Comprehensive Loss

     Comprehensive loss consists of the net loss and foreign currency translation adjustments.

     Below is a detail of comprehensive loss for the three months and six months ended June 30, 2000 and June 30, 1999:

                                                Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                                ------------------          ------------------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
     Net (loss) income                       $  (35,637)   $    2,505    $ (236,640)   $ (146,623)
     Other comprehensive loss:
     Foreign currency translation               (89,371)      (38,696)      (99,536)     (108,081)
                                             ----------    ----------    ----------    ----------
     Comprehensive loss                      $ (125,008)   $  (36,191)   $ (336,176)   $ (254,704)
                                             ==========    ==========    ==========    ==========


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

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 2--Interim Adjustments

     The financial summaries for the three months and six months ended June 30, 2000 and June 30, 1999 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consoli-dated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1999.

NOTE 3--Long-term Debt

     In February, 2000, the Company refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.50%. This line of credit had an outstanding balance of approximately $3,255,000 at June 30, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approximately $933,000 at June 30, 2000. If the Company achieves certain financial criteria for its year ended December 31, 2000, it would receive a rate reduction under both the prime and Libor alternatives. The loans are secured by the business assets of the Company and are cross collateralized with the debt of Lytton. These loans replaced bank debt which consisted at December 31, 1999 of a line of credit with an outstanding balance of $1,600,000, term loans with a combined outstanding balance of approximately $1,552,000 and another bank loan with an outstanding balance of $145,000. The total principal balance refinanced was approximately $3,260,000 representing a non-cash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95). The refinancing also included payment of approximately $17,000 accrued interest.

     In conjunction with the Company's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of the Company's loan agreements.

     Lytton has a $3,000,000 three year committed line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%. There was an outstanding balance on this loan of approximately $2,742,000 at June 30, 2000 and $2,830,000 December 31, 1999. Lytton has a $1,400,000
installment loan with interest at prime minus 1/4% and monthly payments of $23,333 plus interest payable in 60 monthly installments having commenced August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $1,153,000 at June 30, 2000 and $1,283,000 at December 31, 1999. Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 with interest at prime minus 1/4%. This loan had an outstanding balance of $150,000 at June 30, 2000 with no outstanding balance as of December 31, 1999. All of these bank loans are secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at Libor plus 2.50%.

     The prime rate was 9.50% as of June 30, 2000, and 8.50% as of December 31, 1999.

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 3--Long-term Debt-Continued

      Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $90,000 at June 30, 2000 and $113,000 at December 31, 1999 and is secured by equipment.

     In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $439,000 at June 30, 2000 and $489,000 at December 31, 1999 based on exchange rates in effect at each of these dates.

     Interest payments on debt amounted to approximately $193,000 and $345,000 for the three months and six months ended June 30, 2000 and $126,000 and $252,000 for the same periods of the preceding year.

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

     The Company had domestic income tax expense of approximately $65,000 and $45,000 for the three months and six months ended June 30, 2000 and $35,000 and $62,000 for the same period of the preceding year.

     Techdyne (Europe) had no income tax expense or benefit for the three months or six months ended June 30, 2000 or for the same periods of the preceding year due to its loss and it having utilized all available tax loss carrybacks.

     Income tax payments amounted to $10,000 and $342,000 for the three months and six months ended June 30, 2000 and $100,000 and $102,000 for the same periods of the preceding year.

NOTE 5--Transactions with Parent

     The Parent provides certain financial and administrative services to the Company under a service agreement. The amount of expenses covered under the service agreement totaled $90,000 and $180,000 for the three months and six months ended June 30, 2000 and $102,000 and $204,000 for the same periods of the preceding year.

     Advances from our Parent were made under a demand convertible promissory note with interest at 5.7%. On September 30, 1999, the Parent converted the note balance of approximately $2,532,000, including accrued interest, into approximately 1,447,000 shares of the Company's common stock. Advances from the Parent on the balance sheet represent an advance payable to the Parent of approximately $511,000 at June 30, 2000 and $498,000 at December 31, 1999 with interest at 5.7%. Interest on the advances and convertible note amounted to approximately $7,000 and $14,000 for the three months and six months ended June 30, 2000 and $44,000 and $89,000 for the same periods of the preceding year and is included in the net balance due the Parent.

     The Company had manufactured certain products for the Parent. Sales of the products were $23,000 for the three months and six months ended June 30, 1999. After the first quarter of 2000, the Company ceased manufacturing for the Parent.

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 6--Commitments and Contingencies

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton amounted to approximately $20,000 and $42,000 for the three months and six months ended June 30, 2000 and approximately $20,000 and $39,000 for the same periods of the preceding year.

     Lytton leases its operating facilities from an entity owned by the former President and currently the part-time Assistant to the President of Lytton and his wife, the former owner of Lytton. The lease expires July 31, 2002 and requires annual lease payments of approximately $218,000, adjusted each year based upon the Consumer Price Index. During the six months ended June 30, 2000, approximately $112,000 was paid under the lease compared to approximately $109,000 for the same period of the preceding year.

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

     In June 1997, the Company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exer-cisable for five years through June 22, 2002 at $3.25 per share, with 345,000 of these options outstanding at June 30, 2000. On June 30, 1999, the Company granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share with 36,000 options outstanding at June 30, 2000. On August 25, 1999, the Company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at June 30, 2000. On December 15, 1999 the Company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 16,000 options outstanding at June 30, 2000. On May 24, 2000, The Company granted 3,000 options exercisable for three years through May 23, 2000 at $4.00 per share, which remain outstanding at June 30, 2000.

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

     The Company entered into a consulting agreement on July 1, 1999 for financial advisory services with the agreement to end on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of the Company's common stock exercisable at $3.50 per share that will expire on September 15, 2000. These options were valued at $40,000 and resulted in approximately $8,000 and $16,000 expense during the three months and six months ended June 30, 2000.

                       TECHDYNE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which we are engaged as a manufacturer, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncer-tainties that could cause actual results to materially differ from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement.
The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statements, as filed with the Securities and Exchange Commission ("Commission") Form SB-2 (effective September 13, 1995), and Form S-3 (effective December 11,
1996) and as amended or supplemented.

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

     Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to continuously develop accurate forecasts of customer volume requirements. Component shortages resulted in manufacturing and shipping delays and increased component prices, which have had an adverse effect on our results of operations during the first half of 2000. It is important for us, and there are significant risks involved, to efficiently manage inventory, properly time expenditures and allocations of physical and personnel resources in anticipation of future sales, evaluate economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables or turnkey products, for manufacture.

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

Results of Operations

     Consolidated revenues increased approximately $1,824,000 (17%) and $4,615,000 (23%) for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year. There was an increase in domestic sales of $1,369,000 (14%) and $4,086,000 (22%), and an increase in European sales of $455,000 (63%) and $541,000 (33%) for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year.

    Interest and other income was approximately the same for the three months ended June 30, 2000 and decreased by approximately $12,000 for the six months ended June 30, 2000 compared to the same periods of the preceding year. The decrease for the six months ended June 30, 2000 reflected a decrease in interest income as a result of a reduction in invested funds with this decrease being largely offset by increased interest on stock option notes during the second quarter of 2000.

     Significant reductions in sales of Techdyne (Europe) over recent years have resulted in continuing losses, with net losses for this subsidiary amounting to $114,000 and $207,000 for the three months and six months ended June 30, 2000 and $201,000 and $278,000 for the same periods of the preceding year. Techdyne (Europe) has continued its efforts at new business development which has resulted in increased sales and reduced losses in 2000 compared to 1999; however, the continuing losses have resulted in our ongoing evaluation of the future prospects for this facility.

     Approximately 51% of our consolidated sales for the six months ended
June 30, 2000 were made to five customers. Customers generating at least 10% of sales included Motorola (11%) and PMI Food Equipment Group (16%). Approximately $3,963,000 (34%) of Lytton's sales for the six months ended
June 30, 2000 were to its major customer, PMI Food Equipment Group. The loss of, or substantially reduced sales to any major customer would have an adverse effect on our operations if such sales are not replaced.

     Cost of goods sold as a percentage of sales amounted to 88% and 90% for the three months and six months ended June 30, 2000 and 88% and 89% for the same periods of the preceding year reflecting changes in product mix and a diversification of our customer base. We have experienced increases in component costs during the first half of 2000 which has had a negative effect on our profit margins.

     Selling, general and administrative expenses, increased by approximately $148,000 (14%) and $351,000 (17%) for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year. The increase in 2000 compared to the preceding year included increases in the cost of support personnel and increased marketing costs associated with efforts to increase sales. Selling, general and administrative expenses amounted to approximately 10% of sales for both the three months and six months ended June 30, 2000 compared to 10% and 9% for the same periods of the preceding year.

     Interest expense increased approximately $25,000 and $55,000 for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year reflecting the increased borrowings of Lytton, a portion of which were utilized to fund the remaining $1,100,000 payment in July, 1999, on the Lytton acquisition purchase price guarantee and increases relating to increased borrowings under our new credit facilities. These increases were partially offset by reductions of $37,000 and $75,000 for the three months and six months ended June 30, 2000 in interest on loans from the Parent due to the Parent's conversion on September 30, 1999 of approximately $2,532,000 of a convertible note receivable from us. The prime rate was 9.50% at June 30, 2000 and 8.50% at December 31, 1999.

Liquidity and Capital Resources

     We had working capital of $11,049,000 at June 30, 2000, an increase of $63,000 (1%) during the first half of 2000. Included in the changes in components of working capital was a decrease of $58,000 in cash and cash equivalents, which included net cash provided by operating activities of $281,000, net cash used in investing activities of $1,136,000, (including $736,000 from additions to property and equipment and $396,000 additional consideration regarding the Lytton acquisition), and net cash provided by financing activities of $770,000 (including net line of credit borrowings of $890,000, proceeds of $150,000 from Lytton's borrowing under its equipment acquisition note and payments on long-term debt of $284,000).

     On February 9, 2000, we entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced a line of credit and three commercial loans with Nations-Bank of Florida and a smaller borrowing from another Florida bank. The new financing includes a $4,500,000 three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election, and a five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The line of credit had an outstanding balance of $3,255,000 at June 30, 2000 and the term loan had an outstanding balance of $933,000 at June 30, 2000. Total outstanding borrowings under the refinanced loans amounted to approximately $3,297,000 at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Lytton has a $3,000,000 three year line of credit, a $1,400,000 term loan, and a $500,000 equipment loan agreement. The line of credit, originally for one year, was amended to a three-year term coinciding with the term of the Company's line of credit with the interest rates the same as provided to the Company in its credit facilities. The line of credit had an outstanding balance of $2,742,000 at June 30, 2000 and $2,830,000 at December 31, 1999. The term loan had a balance of $1,153,000 at June 30, 2000 and $1,283,000 at December 31, 1999. The equipment loan agreement had an outstanding balance of $150,000 at June 30, 2000 with no outstanding balance at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Lytton has an equipment loan maturing in April 2001 which had an outstanding balance of $90,000 at June 30, 2000 and $113,000 at December 31, 1999. In July, 1994 Techdyne (Europe) purchased the facility in Scotland housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $439,000 at June 30, 2000 and $489,000 at December 31, 1999, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

Inflation

     We attempt to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for our customers that can be sold at targeted profit margins. Increases in component costs have had an adverse effect on our results of operations for the first half of 2000.

                              PART II -- OTHER INFORMATION
                              ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     On May 24, 2000, the annual meeting of shareholders was held to elect seven members to the board of directors to serve until the next annual meeting in 2000. Each nominee, five of whom have been directors for many years, Messrs. Thomas K. Langbein, Barry Pardon, Joseph Verga, Peter D. Fischbein and Anthony C. D'Amore, and the two other nominees, Lytton Crossley and Edward Diamond were elected by a vote of 5,027,060 shares for and no votes against and no abstentions. There were no abstentions and no broker non-votes by virtue of the fact that no proxies were solicited, since the Parent, Medicore, Inc. owned approximately 72% of the voting equity of the Company. Wiss & Company LLP, the Company's independent accountants, were ratified as the Company's independent auditors for 2000 with 5,027,060 votes for ratification, no votes against, and no abstentions.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

             None

          Part II Exhibits

             None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K for the quarter ended June 30, 2000.


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

Dated: August 14, 2000