Form 10-Q
period 2000-09-30
TECHDYNE INC
filed 2000-11-14
CIK 764039

FORM 10--Q

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 6,556,990 shares as of October 31, 2000

                      TECHDYNE, INC. AND SUBSIDIARIES
                      -------------------------------

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three and six months ended September 30, 2000 and September 30, 1999 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

       (1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2000 and September 30, 1999.

       (2) Consolidated Condensed Balance Sheets as of September 30, 2000 and December 31, 1999.

       (3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999.

       (4) Notes to Consolidated Condensed Financial Statements as of September 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 5. Legal Proceedings
------  -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                      PART I -- FINANCIAL INFORMATION
                      -------------------------------

Item 1. Financial Statements


                      TECHDYNE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                Three Months Ended          Nine Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                2000          1999          2000          1999
Revenues:
 Sales                                       $13,616,305   $14,129,152   $38,535,106   $34,420,939
 Interest and other income                         9,613        11,897        36,404        50,286
                                             -----------   -----------   -----------   -----------
                                              13,625,918    14,141,049    38,571,510    34,471,225

Cost and expenses:
 Cost of goods sold                           11,915,697    12,049,967    34,251,634    30,069,334
 Selling, general and administrative
  expenses                                     1,156,151     1,141,873     3,559,468     3,194,070
 Interest expense                                223,070       212,277       620,705       555,080
                                             -----------   -----------   -----------   -----------
                                              13,294,918    13,404,117    38,431,807    33,818,484
                                             -----------   -----------   -----------   -----------

Income before income taxes                       331,000       736,932       139,703       652,741

Income tax provision                             106,661       111,328       152,004       173,760
                                             -----------   -----------   -----------   -----------

          Net income (loss)                  $   224,339   $   625,604   $   (12,301)  $   478,981
                                             ===========   ===========   ===========   ===========

Earnings (loss) per share:
 Basic                                           $.03          $.12          $ --          $.09
                                                 ====          ====          ====          ====
 Diluted                                         $.03          $.10          $ --          $.08
                                                 ====          ====          ====          ====

See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                        September 30,  December 31,
                                                                             2000         1999(A)
                                                                        ------------   -----------
                                                                         (Unaudited)
                        Assets
Current assets:
 Cash and cash equivalents                                               $    32,618   $   190,343
 Accounts receivable, less allowances of $70,000 at
   September 30, 2000 and $67,000 December 31, 1999                        7,600,504     8,074,567
 Inventories, less allowances for obsolescence of $836,000 at
   September 30, 2000 and $709,000 at December 31, 1999                   10,366,881     9,492,309
 Prepaid expenses and other current assets                                   477,836       296,193
 Deferred tax asset                                                          440,759       440,759
                                                                         -----------   -----------
          Total current assets                                            18,918,598    18,494,171

Property and equipment:
 Land and improvements                                                       177,600       193,200
 Buildings and building improvements                                         685,797       746,036
 Machinery and equipment                                                   8,087,481     7,853,621
 Tools and dies                                                              724,736       843,202
 Leasehold improvements                                                      586,097       559,961
                                                                         -----------   -----------
                                                                          10,261,711    10,196,020

 Less accumulated depreciation and amortization                            5,083,139     4,836,365
                                                                         -----------   -----------
                                                                           5,178,572     5,359,655

Deferred expenses and other assets                                            82,195        94,435
Costs in excess of net tangible assets acquired, less accumulated amortization of $422,000 at September 30, 2000
   and $317,000 at December 31, 1999                                       3,138,295     2,848,038
                                                                         -----------   -----------
                                                                         $27,317,660   $26,796,299
                                                                         ===========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                        $ 4,106,911   $ 5,049,456
 Accrued expenses                                                          1,818,751     1,679,513
 Current portion of long-term debt                                           579,765       576,239
 Income taxes payable                                                        109,158       203,043
                                                                         -----------   -----------
          Total current liabilities                                        6,614,585     7,508,251
Deferred gain on sale of real estate                                         161,047       161,047
Long-term debt, less current portion                                       8,877,708     7,463,224
Advances from parent                                                         635,103       498,315

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,596,990 shares at September 30, 2000 and
   6,451,990 shares at December 31, 1999                                      65,970        64,520
 Capital in excess of par value                                           11,623,803    11,371,503
 Accumulated deficit                                                         (16,746)       (4,445)
 Accumulated other comprehensive loss                                       (228,160)     (102,766)
 Notes receivable from options exercised                                    (415,650)     (163,350)
                                                                         -----------   -----------
          Total stockholders' equity                                      11,029,217    11,165,462
                                                                         -----------   -----------
                                                                         $27,317,660   $26,796,299
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

                         TECHDYNE, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             Nine Months Ended
                                                                                  June 30,
                                                                         -------------------------
                                                                             2000          1999
                                                                             ----          ----
Operating activities:
  Net (loss) income                                                      $   (12,301)  $   478,981
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation                                                            939,891       893,922
     Amortization                                                            132,485       100,397
     Provision for inventory obsolescence                                    361,626       304,665
     Bad debt expense                                                            ---         1,714
     Consultant stock option expense                                          23,448         8,276
     Increase (decrease) relating to operating activities from:
        Accounts receivable                                                  411,358    (3,302,919)
        Inventories                                                       (1,282,154)   (2,829,972)
        Prepaid expenses and other current assets                           (214,957)     (108,352)
        Accounts payable                                                    (925,210)    3,520,171
        Accrued expenses                                                     174,269       431,321
        Income taxes payable                                                 (93,802)       41,951
                                                                         -----------   -----------
          Net cash used in operating activities                             (485,347)     (459,845)

Investing activities:
  Additions to property and equipment, net of minor disposals               (806,300)   (1,051,912)
  Subsidiary acquisition payments                                           (395,806)   (1,389,531)
  Deferred expenses and other assets                                         (15,899)      (16,452)
                                                                         -----------   -----------
          Net cash used in investing activities                           (1,218,005)   (2,457,895)

Financing activities:
  Line of credit net borrowings (payments)                                 1,685,093     1,876,490
  Other short-term bank borrowings                                                         375,000
  Payments on short-term bank borrowings                                                  (375,000)
  Proceeds from long-term borrowings                                         150,000       766,667
  Payments on long-term borrowings                                          (430,519)     (596,805)
  Exercise of stock options and warrants                                       1,450           500
  Increase in advances from parent                                           136,788        44,687
                                                                         -----------   -----------
          Net cash provided by financing activities                        1,542,812     2,091,539

Effect of exchange rate fluctuations on cash                                   2,815       (17,224)
                                                                         -----------   -----------

(Decrease) increase in cash and cash equivalents                            (157,725)     (843,425)

Cash and cash equivalents at beginning of year                               190,343     1,659,737
                                                                         -----------   -----------

Cash and cash equivalents at end of period                               $    32,618   $   816,312
                                                                         ===========   ===========

See notes to consolidated condensed financial statements.

                         TECHYDNE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2000
                                 (Unaudited)

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

                                            September 30,  December 31,
                                                2000          1999
                                                ----          ----
     Finished goods                         $   696,290    $ 1,018,131
     Work in process                          2,489,117      2,463,191
     Raw materials and supplies               7,181,474      6,010,987
                                            -----------    -----------
                                            $10,366,881    $ 9,492,309
                                            ===========    ===========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:

                                            September 30,  December 31,
                                                2000          1999
                                                ----          ----
     Accrued compensation                   $   459,962    $   466,481
     Other                                    1,358,789      1,213,032
                                            -----------    -----------
                                            $ 1,818,751    $ 1,679,513
                                            ===========    ===========

Earnings (Loss) per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price, shares assumed to be converted relating to the convertible promissory note to the Company's Parent (with earnings adjusted for interest expense related to the convertible promissory note which is assumed to be converted) and contingent shares for the stock price guarantee for the acquisition of Lytton. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or nine months ended September 30, 2000, as a result of exercise prices or net losses, and to include them would be anti-dilutive.

                         TECHYDNE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2000
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--Continued

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                                ------------------          ------------------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
Net income (loss) - numerator basic
  computation                                $   224,339   $   625,604   $   (12,301)  $   478,981
Effect of dilutive securities:
Interest adjustment on convertible note              ---        35,823           ---       105,962
                                             -----------   -----------   -----------   -----------
Net income (loss), as adjusted for
  assumed conversion-numerator diluted
  computation                                $   224,339   $   661,427   $   (12,301)  $   584,943
                                             ===========   ===========   ===========   ===========

Weighted average shares - denominator
  basic computation                            6,596,990     5,300,167     6,567,884     5,276,541
Effect of dilutive securities:
Stock options                                        ---        53,167           ---       152,879
Contingent stock - acquisition                       ---        89,855           ---       280,565
Convertible note                                     ---     1,436,529           ---     1,416,364
                                             -----------   -----------   -----------   -----------
Weighted average shares, as adjusted -
  denominator diluted computation              6,596,990     6,879,718     6,567,884     7,126,349
                                             ===========   ===========   ===========   ===========

Earnings (loss) per share:
  Basic                                          $.03          $.12          $ --          $.09
                                                 ====          ====          ====          ====
  Diluted                                        $.03          $.10          $ --          $.08
                                                 ====          ====          ====          ====

     The Company has various potentially dilutive stock options and warrants. See Notes 7 and 8.

Comprehensive Income (Loss)

     Comprehensive loss consists of the net loss and foreign currency translation adjustments.

     Below is a detail of comprehensive income for the three months and nine months ended September 30, 2000 and September 30, 1999:

                                                Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                                ------------------          ------------------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
     Net income (loss)                       $ 224,339     $ 625,604     $ (12,301)    $ 478,981
     Other comprehensive (loss) income:
     Foreign currency translation              (25,858)       79,449       (125,394)     (28,632)
                                             ---------     ---------     ----------    ---------
     Comprehensive income (loss)             $ 198,481     $ 705,053     $ (137,695)   $ 450,349
                                             =========     =========     ==========    =========

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


                         TECHYDNE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2000
                                 (Unaudited)

NOTE 2--Interim Adjustments

     The financial summaries for the three months and nine months ended
September 30, 2000 and September 30, 1999 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended
September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1999.

NOTE 3--Long-term Debt

     In February, 2000, the Company refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing
February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.50%. This line of credit had an outstanding balance of approximately $3,807,000 at September 30, 2000.
The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approximately $883,000 at September 30, 2000. If the Company achieves certain financial criteria for its year ended December 31, 2000, it would receive a rate reduction under both the prime and Libor alternatives. The loans are secured by the business assets of the Company and are cross collateralized with the debt of Lytton. These loans replaced bank debt which consisted at December 31, 1999 of a line of credit with an outstanding balance of $1,600,000, term loans with a combined outstanding balance of approximately $1,552,000 and another bank loan with an outstanding balance of $145,000. The total principal balance refinanced was approximately
$3,260,000 representing a non-cash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95,
"Statement of Cash Flows" (FAS 95). The refinancing also included payment of approximately $17,000 accrued interest.

     In conjunction with the Company's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of the Company's loan agreements.

     Lytton has a $3,000,000 three year committed line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%.
There was an outstanding balance on this loan of approximately $2,985,000 at September 30, 2000 and $2,830,000 December 31, 1999. Lytton has a $1,400,000
installment loan with interest at prime minus 1/4% and monthly payments of $23,333 plus interest payable in 60 monthly installments having commenced
August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $1,091,000 at September 30, 2000 and $1,283,000 at December 31, 1999. Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 with interest at prime minus 1/4%. This loan had an outstanding balance of $150,000 at September 30, 2000 with no outstanding balance as of December 31, 1999. All of these bank loans are secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at Libor plus 2.50%.

     The prime rate was 9.50% as of September 30, 2000, and 8.50% as of December 31, 1999.


                         TECHYDNE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2000
                                 (Unaudited)

NOTE 3--Long-term Debt-Continued

     Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $78,000 at September 30, 2000 and $113,000 at December 31, 1999 and is secured by equipment.

     In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $421,000 at September 30, 2000 and $489,000 at December 31,
1999 based on exchange rates in effect at each of these dates.

     Interest payments on debt amounted to approximately $209,000 and $554,000 for the three months and nine months ended September 30, 2000 and $151,000 and $405,000 for the same periods of the preceding year.

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

     The Company had domestic income tax expense of approximately $107,000 and $152,000 for the three months and nine months ended September 30, 2000 and $111,000 and $174,000 for the same periods of the preceding year.

     Techdyne (Europe) had no income tax expense or benefit for the three months or nine months ended September 30, 2000 or for the same periods of the preceding year due to its loss and it having utilized all available tax loss carrybacks.

     Income tax payments amounted to $1,000 and $343,000 for the three months and nine months ended September 30, 2000 and $30,000 and $132,000 for the same periods of the preceding year.

NOTE 5--Transactions with Parent

     The Parent provides certain financial and administrative services to the Company under a service agreement. The amount of expenses covered under the service agreement totaled $90,000 and $270,000 for the three months and nine months ended September 30, 2000 and $102,000 and $306,000 for the same periods of the preceding year.

     Advances from our Parent were made under a demand convertible promissory note with interest at 5.7%. On September 30, 1999, the Parent converted the note balance of approximately $2,532,000, including accrued interest, into approximately 1,447,000 shares of the Company's common stock. Advances from the Parent on the balance sheet represent an advance payable to the Parent of approximately $635,000 at September 30, 2000 and $498,000 at December 31, 1999 with interest at 5.7%. Interest on the advances and convertible note amounted to approximately $8,000 and $22,000 for the three months and nine months ended
September 30, 2000 and $45,000 and $134,000 for the same periods of the preceding year and is included in the net balance due the Parent.

     The Company had manufactured certain products for the Parent. Sales of the products were $23,000 for the three months and nine months ended September
30, 1999. After the first quarter of 2000, the Company ceased manufacturing for the Parent.


                         TECHYDNE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2000
                                 (Unaudited)

NOTE 6--Commitments and Contingencies

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton amounted to approximately
$10,000 and $62,000 for the three months and nine months ended September 30, 2000 and approximately $24,000 and $63,000 for the same periods of the preceding year.

     Lytton leases its operating facilities from an entity owned by the former
President and currently the part-time Assistant to the President of Lytton and his wife, the former owner of Lytton. The lease expires July 31, 2002 and requires annual lease payments of approximately $218,000, adjusted each year based upon the Consumer Price Index. During the nine months ended September
30, 2000, approximately $169,000 was paid under the lease compared to approximately $164,000 for the same period of the preceding year.

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

     In June 1997, the Company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exer-cisable for five years through June 22, 2002 at $3.25 per share, with 325,000 of these options outstanding at September 30, 2000. On June 30, 1999, the
Company granted 52,000 options exercisable for three years through September
29, 2002 at $4.00 per share with 10,000 options outstanding at September 30, 2000. On August 25, 1999, the Company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at September 30, 2000. On December 15, 1999 the Company granted
19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 13,000 options outstanding at September 30, 2000. On May 24,
2000, the Company granted 3,000 options exercisable for three years through May 23, 2003 at $4.00 per share, which remain outstanding at September 30, 2000. On October 16, 2000, the Company granted 90,000 three year stock options with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002.

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

     The Company entered into a consulting agreement on July 1, 1999 for financial advisory services, which agreement ended on September 15, 2000.
The consultant received non-qualified stock options to purchase 100,000 shares of the Company's common stock exercisable at $3.50 per share that expired on September 15, 2000. These options were valued at $40,000 and resulted in approximately $7,000 and $23,000 expense during the three months and nine months ended September 30, 2000.


                         TECHYDNE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2000
                                 (Unaudited)

NOTE 8--Common Stock

     In conjunction with the Company's 1995 public offering, the underwriter received warrants to purchase 100,000 shares of common stock and/or 100,000 warrants exercisable through September 12, 2000 at $6.60 per share of common stock and $.25 per warrant with each warrant exercisable into common stock at $8.25 per share. All of these warrants expired unexercised.

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

     In July, 1998, the Company advanced the seller approximately $1,278,000
("Advance") toward the guarantee for the sale of the Company's common stock in addition to the prior sales by the seller. Subsequently, the Company guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999. In
July, 1999, the Company forgave the Advance and issued payment of $1,100,000 to the seller, which together with the proceeds realized by the seller from the sale of stock in 1998 satisfied the Company's remaining obligation under the $2,400,000 guarantee. The remaining 295,000 shares of common stock held by the seller as security for the remaining $2,378,000 guarantee were returned to the Company and were cancelled.

NOTE 10--Repurchase of Common Stock

     In October, 2000, the Company repurchased 40,000 shares of its common stock for approximately $31,000. The Company currently has no formal plan to, but may repurchase additional shares.


Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange
Act of the 1934.  The Private Securities Litigation Reform Act of 1995 (the
"Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which we are engaged as a manufacturer, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. The following cautionary statements are being made pursuant to the provisions of the Reform
Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statement as filed with the Securities and Exchange Commission, Form S -3 (effective December 11, 1996) and as amended or supplemented.

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

     Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to continuously develop accurate forecasts of customer volume requirements. Component shortages resulted in manufacturing and shipping delays and increased component prices, which have had an adverse effect on our results of operations during the first nine months of 2000. It is important for us, and there are significant risks involved, to efficiently manage inventory, properly time expenditures and allocations of physical and personnel resources in anticipation of future sales, evaluate economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables or turnkey products, for manufacture.

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


Results of Operations

     Consolidated revenues decreased approximately $515,000 (4%) and increased approximately $4,100,000 (12%) for the three months and nine months ended
September 30, 2000 compared to the same periods of the preceding year. There was a decrease in domestic sales of $1,102,000 (8%) during the three months ended September 30, 2000 and an increase of $2,984,000 (9%) for the nine months ended September 30, 2000, compared to the same periods of the preceding year.
European sales increased $590,000 (71%) and $1,130,000 (46%) for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year.

     Interest and other income decreased by approximately $2,000 and $14,000 for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year. The decrease reflects a decrease in interest income as a result of a reduction in invested funds.

     Significant reductions in sales of Techdyne (Europe) during recent years have resulted in continuing losses. Net losses for this subsidiary amounted to $16,000 and $223,000 for the three months and nine months ended September 30, 2000 and $164,000 and $442,000 for the same periods of the preceding year.
Techdyne (Europe) has continued its efforts at new business development which has resulted in increased sales and reduced losses in 2000 compared to 1999.

     Approximately 54% of our consolidated sales for the nine months ended
September 30, 2000 were made to five customers. Customers generating at least
10% of sales included PMI Food Equipment Group (17%), Alcatel (12%) and
Trilithic (10%). Approximately $6,661,000 (36%) of Lytton's sales for the nine months ended September 30, 2000 were to its major customer, PMI Food
Equipment Group. The loss of, or substantially reduced sales to any major customer would have an adverse effect on our operations if such sales are not replaced.

     Cost of goods sold as a percentage of sales amounted to 88% and 89% for the three months and nine months ended September 30, 2000 compared to 85% and 87% for the same periods of the preceding year reflecting changes in product mix and a diversification of our customer base. We have experienced increases in component costs during the first nine months of 2000 which has had a negative effect on our profit margins. Additionally, a worldwide shortage of key electronic components has adversely impacted our sales and earnings.

     Selling, general and administrative expenses, increased by approximately
$14,000 (1%) and $365,000 (11%) for the three months and nine months ended
September 30, 2000 compared to the same periods of the preceding year. The increase in 2000 compared to the preceding year included increases in the cost of support personnel and increased marketing costs associated with efforts to increase sales. Selling, general and administrative expenses amounted to approximately 8% and 9% of sales for the three months and nine months ended
September 30, 2000 compared to 8% and 9% for the same periods of the preceding year.

     Interest expense increased approximately $11,000 and $66,000 for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year reflecting the increased borrowings of Lytton, a portion of which were utilized to fund the remaining $1,100,000 payment in July, 1999, on the Lytton acquisition purchase price guarantee and increases relating to increased borrowings under our new credit facilities. These increases were partially offset by reductions of $37,000 and $112,000 for the three months and nine months ended September 30, 2000 in interest on loans from the Parent due to the Parent's conversion on September 30, 1999 of approximately $2,532,000 of a convertible note receivable from us. The prime rate was 9.50% at September 30, 2000 and 8.50% at December 31, 1999.


Liquidity and Capital Resources

     We had working capital of $12,304,000 at September 30, 2000, an increase of $1,318,000 (12%) during the first nine months of 2000. Included in the changes in components of working capital was a decrease of $158,000 in cash and cash equivalents, which included net cash used in operating activities of $485,000, net cash used in investing activities of $1,218,000, (including
$806,000 from additions to property and equipment and $396,000 additional consideration regarding the Lytton acquisition), and net cash provided by financing activities of $1,543,000 (including net line of credit borrowings of $1,685,000, proceeds of $150,000 from Lytton's borrowing under its equipment acquisition note and payments on long-term debt of $431,000 and a net increase in advances from our Parent of $137,000).

     On February 9, 2000, we entered into two credit facilities with The
Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced a line of credit and three commercial loans with NationsBank of Florida and a smaller borrowing from another Florida bank.
The new financing includes a $4,500,000 three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election, and a five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The line of credit had an outstanding balance of $3,807,000 at September 30, 2000 and the term loan had an outstanding balance of $883,000 at September 30, 2000.
Total outstanding borrowings under the refinanced loans amounted to approximately $3,297,000 at December 31, 1999. See Note 3 to "Notes to
Consolidated Condensed Financial Statements."

     Lytton has a $3,000,000 three year line of credit, a $1,400,000 term loan, and a $500,000 equipment loan agreement. The line of credit, originally for one year, was amended to a three-year term coinciding with the term of the Company's line of credit with the interest rates the same as provided to the Company in its credit facilities. The line of credit had an outstanding balance of $2,985,000 at September 30, 2000 and $2,830,000 at December 31,
1999. The term loan had a balance of $1,091,000 at September 30, 2000 and $1,283,000 at December 31, 1999. The equipment loan agreement had an outstanding balance of $150,000 at September 30, 2000 with no outstanding balance at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed
Financial Statements."

     Lytton has an equipment loan maturing in April 2001 which had an outstanding balance of $78,000 at September 30, 2000 and $113,000 at December
31, 1999. In July, 1994 Techdyne (Europe) purchased the facility in Scotland housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $421,000 at September 30, 2000 and $489,000 at December 31, 1999, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated
Condensed Financial Statements."

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

     In October 2000, the Company repurchased approximately 40,000 shares of common stock for approximately $31,000 and may consider additional repurchases.
See Note 10 to "Notes to Consolidated Condensed Financial Statements."

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

Inflation

     We attempt to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for our customers that can be sold at targeted profit margins.
Increases in component costs have had an adverse effect on our results of operations for the first nine months of 2000.


                  PART II -- OTHER INFORMATION
                  -------    -----------------

Item 5. Legal Proceedings
------  -----------------

     In August, 2000, the Company was served with a complaint entitled
Lemelson Medical, Education & Research Foundation, Limited Partnership
("Lemelson") vs. Esco Electronics Corporation, et al., which named 91 defendants, including our Company, which Lemelson brought in the United
States District Court for the District of Arizona. Each of the defendants is involved, as is the Company, in the manufacture and sale of electronic or semiconductor products. Lemelson simultaneously filed similar lawsuits in the same court against approximately another 350 defendants in different categories of electronic manufacturing. The allegations relate to infringe-ment of a variety of patents owned by Lemelson, primarily relating to Lemelson's machine vision and bar code scanning patents. The matter has been referred to patent counsel, which firm has joined with a majority of the other defendants in filing a motion to stay any further proceedings, which counsel has been advised will not be opposed by Lemelson, based upon a controlling issue in an unrelated action entitled Lemelson vs. Symbol Technologies, Inc.
In that case, Symbol Technologies raised the equitable defense of "prosecution laches," which basically relates to the assertion that many of Lemelson's vision and bar code patents were obtained through a chain of continuing written descriptions, to wit, Lemelson having filed patent applications in the 1950's and continued the prosecution of such patent applications through the 1990's, when Lemelson added claims to cover products and methods that have become prevalent in the market. The issue of whether the equitable doctrine of laches applies to bar enforcement of patent claims which were first presented to the Patent Office for an examination after an unreasonable and unexplained delay is pending before the United States Court of Appeals for the Federal
Circuit. If such Federal Court of Appeals finds that prosecution laches is a viable defense to patent infringement claims, such determination would be very favorable and could end the patent infringement against the Company. Over the years, Lemelson has initiated hundreds of lawsuits against a multitude of defendants, national and multinational firms, for alleged violations of patent infringement relating to its asserted extensive patents. But for one case it lost, Lemelson has not litigated, but rather settled its claims by issuing licenses and has realized substantial licensing fees.

     We assemble custom products to the specifications of our customers, and we do not offer our own proprietary products. Accordingly, we rely on the patents, confidential designs, and proprietary know-how of our customers. At this early stage in the litigation, we are evaluating the Lemelson litigation and our potential exposure, but are unable to project the merits of Lemelson's claims, whether the litigation might result in material damages, or whether, if necessary, we could obtain a license from Lemelson. Should we be required to obtain such a license from Lemelson, there can be no assurance that a license could be obtained on acceptable terms. Any litigation of this type may result in substantial costs and diversion of our resources. The initiation of the Lemelson litigation and any adverse determinations could have a material adverse effect on our business, financial condition, and results of operations.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     (a)  Exhibits

          Part I Exhibits

             None

          Part II Exhibits

             None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K for the quarter ended September
          30, 2000.


                          SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TECHDYNE, Inc.

                                /s/ Daniel R. Ouzts

                             By-----------------------------------
                                DANIEL R. OUZTS, Vice President/
                                Finance, Controller and Principal
                                Accounting Officer

Dated: November 14, 2000

