Form 10-Q/A
period 2000-09-30
TECHDYNE INC
filed 2000-11-14
CIK 764039

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
                                (UNAUDITED)

                                                Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                                ------------------          ------------------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
Revenues:
 Sales                                       $13,616,305   $14,129,152   $38,535,106   $34,420,939
 Interest and other income                         9,613        11,897        36,404        50,286
                                             -----------   -----------   -----------   -----------
                                              13,625,918    14,141,049    38,571,510    34,471,225

Cost and expenses:
 Cost of goods sold                           11,915,697    12,049,967    34,251,634    30,069,334
 Selling, general and administrative
  expenses                                     1,156,151     1,141,873     3,559,468     3,194,070
 Interest expense                                223,070       212,277       620,705       555,080
                                             -----------   -----------   -----------   -----------
                                              13,294,918    13,404,117    38,431,807    33,818,484
                                             -----------   -----------   -----------   -----------

Income before income taxes                       331,000       736,932       139,703       652,741

Income tax provision                             106,661       111,328       152,004       173,760
                                             -----------   -----------   -----------   -----------

          Net income (loss)                  $   224,339   $   625,604   $   (12,301)  $   478,981
                                             ===========   ===========   ===========   ===========

Earnings (loss) per share:
 Basic                                           $.03          $.12          $ --          $.09
                                                 ====          ====          ====          ====
 Diluted                                         $.03          $.10          $ --          $.08
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

                         TECHDYNE, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             Nine Months Ended
                                                                              September 30,
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

                          SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended Quarterly Report on Form 10-Q/A#1 to be signed on its behalf by the undersigned thereunto duly authorized.

                             TECHDYNE, Inc.

                                /s/ Daniel R. Ouzts

                             By-----------------------------------
                                DANIEL R. OUZTS, Vice President/
                                Finance, Controller and Principal
                                Accounting Officer

Dated: November 14, 2000