Form 10-K
period 2000-12-31
TECHDYNE INC
filed 2001-03-30
CIK 764039

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2000
                                       OR
[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from            to
                              ------------  ------------
Commission file number 0-14659
                       -------
                                 TECHDYNE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                                    59-1709103
    -------------------------------                   ----------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

          2230 W. 77TH STREET, HIALEAH, FLORIDA               33016
         ----------------------------------------           ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold on March 20, 2001 was approximately $1,391,000.

         As of March 20, 2001 the company had 6,556,990 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Registration Statement on Form SB-2 dated July 26, 1995, as amended August 21, 1995 and September 1, 1995, Registration No. 33-94998-A
Part II, Item 27, Exhibits.

         Registrant's Registration Statement on Form S-3 dated December 11, 1996, Registration No. 333-15371, Part II, Item 16, Exhibits.

         Annual Report, Form 10-K, for the years ended December 31, 1995, 1997, and 1999 Part IV, Exhibits.

         Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the years ended December 31, 1994 and 1998, Part IV, Exhibits.

================================================================================

                                 TECHDYNE, INC.

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2000

                                                                            PAGE

                                     PART I

Item 1.    Business.........................................................   1

Item 2.    Properties.......................................................  11

Item 3.    Legal Proceedings................................................  12

Item 4.    Submission of Matters to a Vote of Security Holders..............  12


                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................  13

Item 6.    Selected Financial Data..........................................  13

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  14

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk........  19

Item 8.    Financial Statements and Supplementary Data......................  20

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................  20


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant...............  21

Item 11.   Executive Compensation...........................................  21

Item 12.   Security Ownership of Certain Beneficial Owners and Management...  21

Item 13.   Certain Relationships and Related Transactions...................  21


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..  22

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of Techdyne, Inc., the nature of the electronics industry in which it is engaged as a manufacturer, our business strategies and plans for future operations, needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar substance used in connection with any discussions of future operating or financial performance, or the sale of control of our company, identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities taken or abandoned, competition and other factors discussed periodically in our reports and filings. Many of the foregoing factors are beyond our control.

         All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statement to reflect events after the date made. The following cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of Techdyne, Inc. obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statements, as filed with the SEC, Form SB-2 (effective September 13, 1995) and Form S-3, effective December 11, 1996. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as of the date made.


ITEM 1.  BUSINESS

         Techdyne, Inc. is an international contract manufacturer of electronic and electro-mechanical products, primarily manufactured to customer specifications and designed for original equipment manufacturers and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Custom-designed products primarily include complex printed circuit boards, conventional and molded cables and wire harnesses, and electro-mechanical assemblies. In addition, the company provides original equipment manufacturers with value-added, turnkey contract manufacturing services and total systems assembly and integration. The company also delivers manufacturing and test engineering services and materials management, with flexible and service-oriented manufacturing and assembly services for its customers' high-tech and rapidly changing products.

         Approximately 91% of sales are domestic, a substantial amount generated by our domestic wholly-owned subsidiary, Lytton Incorporated, and 9% are effected by our wholly owned subsidiary, Techdyne (Europe) Limited in the European markets and to a limited extent in the Middle East. Techdyne (Europe) has a wholly-owned subsidiary, Techdyne (Livingston) Limited. There have been significant reductions in sales for our European facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Included among our customers are several Fortune 500 companies. Services and products are marketed through an in-house sales/marketing staff of 16 persons, in conjunction with regional sales representatives.

         The company was incorporated in Florida in 1976, acquired by Medicore, Inc., our parent, in 1982, and became a public company in 1985. Medicore, a Nasdaq SmallCap Market company, owns approximately 71.3% of our common stock.

         Our executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. The company's telephone number is (305) 556-9210 and its Internet address is www.tcdn.com.


ELECTRONIC MANUFACTURING INDUSTRY

         In recent years, the electronic contract manufacturing industry has exhibited significant growth. We believe this growth has resulted from a vastly increased number of OEMs adopting an external manufacturing philosophy coupled with the growth of the electronics industry. This philosophy is motivated by the increased capital necessary to acquire modern, highly automated manufacturing equipment for the OEMs to access leading manufacturing technologies and capabilities, to reduce inventory, and to realize the cost benefits of the improved purchasing power, labor efficiency and overall cost benefits of contract manufacturers. We believe that many OEMs view contract manufacturers as an integral part of their manufacturing strategy. Using outsourcing for their manufacturing of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, improve inventory management and marketability. OEMs are looking more to contract manufacturers, like our company, to provide a broader scope of value-added services, including manufacturing, engineering and test services. OEMs rely on contract manufacturers not only for partial component assemblies but complete turnkey manufacturing of entire finished products. We assist our customers from initial design and engineering through materials procurement, to manufacturing of the complete product and testing. Greater efficiencies are obtained by OEMs through "concurrent engineering" which gives contract manufacturers greater impact in product design, component selection, production methods and the preparation of assembly drawings and test schematics. This also gives the customer the ability to draw upon our manufacturing expertise at the outset and minimize manufacturing bottlenecks.

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


BUSINESS STRATEGY

         Our objective is to become a stronger competitive force in the electronics manufacturing services industry. In response to industry trends, particularly in view of constantly changing and improving technology and, therefore, shorter product life cycles, we focus on product development and marketing, in order to become competitive provider of electronic contract manufacturing services for OEM customers. We continue to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products. We believe that creating and maintaining long-term relationships with customers requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility. Therefore, our strategy is to focus on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services. Additionally, in 2001 we will target other large contract manufacturers as potential customers.

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

         To further satisfy customer needs, we develop long-term customer relationships by using our state-of-the-art technology to provide timely and quick-turnaround manufacturing and comprehensive support for materials purchases and inventory control. Through our electronic data interchange, the customer is able to convey its inventory and product needs on a weekly basis based on a rolling quantity forecast. More emphasis is placed on value-added turnkey business for the manufacture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of our processes, and our early involvement in the design process using our computer-aided design system.

         We believe that we can develop closer and more economically beneficial relationships with our customers through our geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, Ohio and Scotland. Our diverse locations have multiple advantages by helping satisfy costs, timely deliveries and local market requirements of our customers. We continue to pursue expansion in different markets to better serve existing customers and to obtain additional new customers. A proposed sale of our common stock by our parent to Simclar International Limited, a United Kingdom company engaged in similar operations as we are, is being negotiated for approximately $10,000,000 and a percent of revenues over the next several years. If an agreement is reached, the proposed sale by our parent would be subject to the approval of its shareholders. An alliance with Simclar would further our geographic diversification and expansion goals. We anticipate experiencing faster growth and ability to increase our global presence and competitive position. There is no assurance our parent's shareholders will approve its proposed sale, or that the transaction will be completed.


PRODUCTS AND SERVICES

         The company manufactures approximately 850 products, including complete turnkey finished products, sub-assemblies, molded and non-molded cable assemblies, wire harnesses, PCBs, injection molded and electronic assembly products, for over 100 OEM customers.

         Printed Circuit Boards

         PCB assemblies are electronic assemblies consisting of a basic printed circuit laminate with electronic components including diodes, resistors, capacitors and transistors, inserted and wave soldered. PCBs may be used either internally within the customer's products or in peripheral devices. The PCBs produced by the company include pin-through-hole assemblies, low and medium volume surface mount technology assemblies, and mixed technology PCBs, which include multilayer PCBs.

         In pin-through-hole assembly production electronic components with pins or leads are inserted through pre-drilled holes in a PCB and the pins are soldered to the electrical surface of the PCB. In surface mount technology production, electronic components are attached and soldered directly onto the surface of a circuit board rather than inserted through holes. Surface mount technology components are smaller so they can be spaced more closely together and, unlike pin-through-hole components, surface mount technology components can be placed on both sides of a PCB. This allows for product miniaturization, while enhancing the electronic properties of the circuit. Surface mount technology manufacturing requires substantial capital investment in expensive, automated production equipment, which requires high usage. We are utilizing computerized testing system in order to verify that all components have been installed properly and meet certain functional standards, that the electrical circuits have been properly completed, and that the PCB assembly will perform its intended functions.

         In 1997, we acquired Lytton, whose Ohio operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry. We also established a 5,500 square foot manufacturing facility in Massachusetts in 1997. These expansions resulted in PCB manufacturing amounting to approximately 56% and 55% of our sales revenues in 2000 and 1999, respectively.


         Cable and Harness Assemblies

         A cable is an assembly of electrical conductors insulated from each other, twisted around a central core and jacketed. Cables may be molded or non-molded.

         Techdyne offers a wide range of custom manufactured cable and harness assemblies for molded and mechanical applications. These assemblies include multiconductor, ribbon, co-axial cable, and discrete wire harness assemblies. We use advanced manufacturing processes, in-line inspection and computerized automated test equipment.

         We maintain a large assortment of standard tooling for D-Subminiature, DIN connectors and phono connectors. D-Subs are connectors which are over-molded with the imprint of the customer's name and part number. DIN connectors are circular connectors consisting of two to four pairs of wires used for computer keyboards.

         Flat ribbon cable or ribbon cable assemblies are cables with wires (conductors) on the same plane with connectors at each end. Flat ribbon cables are used in computer assemblies and instrumentation.

         Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. Our cable sales comprised approximately 34% and 35% of total sales revenue for 2000 and 1999, respectively.

         Contract Manufacturing

         Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs as well as complete sub-assemblies for integration into an OEM's finished products, such as speaker and lock-key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution. These products can be totally designed and manufactured by the company through our computer-aided design system, engineering and supply procurement. We develop manufacturing processes and tooling, and test sequences for new products of our customers. We provide design and engineering services in the early stages of product development thereby assuring mechanical and electrical considerations are integrated with a total system. Alternatively, the customer may provide specifications and we will assist in the design and engineering or manufacture to the customer's specifications.

         Reworking and Refurbishing

         Customers provide the company with materials and sub-assemblies acquired from other sources, which the customer has determined, require modified design or engineering changes. We redesign, rework, refurbish and repair these materials and sub-assemblies.

         Contract manufacturing, medical product sales, reworking and refurbishing together amounted to approximately 10% of sales for each of 2000 and 1999. We believe that PCB sales and contract manufacturing will provide us with substantial increases in revenues over the next few years.


MANUFACTURING

         We manufacture components and products that are custom designed and developed to fit specific customer requirements and specifications. Such service includes computer integrated manufacturing and engineering services, quick-turnaround manufacturing and prototype development, materials procurement, inventory management, developing customer oriented manufacturing processes , tooling and test sequences for new products from product designs received from its customers or developed by Techdyne from customer requirements. Our industrial, electrical and mechanical engineers work in close liaison with our customers' engineering departments from inception through design, prototypes, production and packaging. We evaluate customer designs and if appropriate, recommend design changes to improve quality of the finished product, reduce manufacturing costs or other necessary design modifications. Upon completion of engineering, Techdyne produces prototype or preproduction samples. Materials procurement includes planning, purchasing and warehousing electronic components and materials used in the assemblies and finished products. Our engineering staff reviews and structures the bill of materials for purchase, coordinates manufacturing instructions and operations, and reviews inspection criteria with the quality assurance department. The engineering staff also determines any special capital equipment requirements, tooling and dies, which must be acquired.

         We attempt to develop a "partnership" relationship with many of our customers by providing a responsive, flexible, total manufacturing service. We have "supplier partnerships" with certain customers which provide for the company to satisfy in-house manufacturing requirements of the customer that are based on the customer's need on a weekly basis based on a rolling quarterly forecast.

         The company's PCB assembly operations are geared toward advanced surface mount technology. Our Lytton subsidiary provides PCB production through state-of-the-art manufacturing equipment and processes and a highly trained and experienced engineering and manufacturing workforce. We also offer a wide range of custom manufactured cables and harnesses for molded and mechanical applications. We use advanced manufacturing processes, in-line inspection and testing to focus on process efficiencies and quality. The cable and harness assembly process is accomplished with automated and semi-automated preparation and insertion equipment and manual assembly techniques.

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

         At all of our facilities we maintain modern state-of-the-art equipment for crimping, stripping, terminating, soldering, sonic welding and sonic cleaning which permits us to produce conventional and complex molded cables. We also maintain a large assortment of standard tooling. New manufacturing jobs may require new tooling and dies, but most presses and related equipment are standard.

         The European manufacturing facility, located in Livingston, Scotland, focuses on the electronics industry producing primarily wire harnesses, electro-mechanical assemblies, and molded cables, incorporating multifaceted design and production capabilities. Significant reductions in sales of Techdyne (Europe) have resulted in net losses for this subsidiary amounting to $328,000 for 2000, and $577,000 for 1999 and $442,000 for 1998, and we are evaluating the future prospects for that facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


SUPPLIES AND MATERIALS MANAGEMENT

         Materials used in our operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins. For over six months in 2000, a worldwide shortage of key electronic components adversely impacted our sales and earnings. The shortage has diminished during the first quarter of 2001.

         The company procures components from a select group of vendors which meet our standards for timely delivery, high quality and cost effectiveness. In order to control inventory investment and avoid material obsolescence, components are generally ordered when we have a purchase order or commitment from our customer for the completed assembly. Techdyne uses ERP management technologies and manages our material pipelines and vendor base to allow our customers to increase or decrease volume requirements within established frameworks. We have a Visual Manufacturing computerized software system providing us with material requirements planning, purchasing, and sales and marketing functions. See "Business Strategy" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We have improved our overall efficiency of manufacturing, particularly in the area of inventory management, including purchasing which is geared more closely to current needs resulting in reduced obsolescence problems. Except for a worldwide shortage of key electronic components in 2000 that adversely impacted our sales and earnings, we have not otherwise experienced any significant disruptions from shortages of materials or delivery delays from suppliers and we believe that our present sources and the availability of our required materials are adequate. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


QUALITY AND PROCESS CONTROL

         Our Florida and Texas facilities received from Underwriter's Laboratories, an independent quality assurance organization, the ISO 9002 quality assurance designation, which is the international standard of quality with respect to all systems of operations, including, among others, purchasing, engineering, manufacturing, sales, inventory control and quality. Techdyne (Europe) has a BS 5750 quality assurance designation from British Standards Institute. Lytton holds its ISO 9002 quality designation from Eagle Registrations, Inc. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations. Quality control is essential to the company's operations since customers demand strict compliance with design and product specifications, and high quality production is a primary competitive standard vital to our services. Our Milford, Massachusetts facility will have a final assessment for ISO 9002 by Underwriters Laboratories during the second quarter of 2001. See "Competition" below.

         Product components, assemblies and sub-assemblies manufactured by the company are thoroughly inspected visually and electronically to assure all components are made to strict specifications and are functional and safe. Strict process controls relating to the entire manufacturing process are part of our standard operating procedure. We strive for a CPK of two, i.e., twice as critical as customer tolerances. We believe we are one of the manufacturers of choice for the major Fortune 500 companies, some of which are our customers, based upon our excellent record of quality production.

         Over the years our product and manufacturing quality have received excellent ratings. Total quality, timely delivery and customer satisfaction is our philosophy. High levels of quality in every area of Techdyne's operations are essential. Quality standards are established for each operation, performance tracked against those standards, and identifying workflow and implementing necessary changes to deliver higher quality levels. We maintain regular contact with our customers to assure adequate information exchange and other activities necessary to assure customer satisfaction and to support our high level of quality and on-time delivery. Any adverse change in our excellent quality and process controls could adversely affect our relationships with customers and ultimately our revenues and profitability.


CUSTOMERS

         Techdyne serves a wide range of businesses from emerging growth companies to multinational OEMs involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. Our revenue is distributed over the following industry segments:

                                             Year Ended December 31,
                                    ----------------------------------------
                                    2000             1999               1998
                                    ----             ----               ----
Data processing                      15%              22%                29%
Telecommunications                   22%              22%                20%
Instrumentation                      19%              23%                17%
Food preparation equipment           22%              17%                18%


         We seek to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically a substantial percentage of our net sales have been to multiple locations of a small number of customers. Significant reductions or delays in sales to any of those major customers would have a material adverse effect on our results of operations. In the past, certain customers have terminated their manufacturing relationship with us, or otherwise significantly reduced their product orders. There can be no assurance that any major customer may not terminate or otherwise significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on our results of operations. We are dependent upon the continued growth, viability and financial stability of our customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, the communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of our customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or our customers in particular, could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay us for provided manufacturing services, our operating results and financial condition would be adversely affected. In 2000, 44% of our sales were made to numerous locations of three major customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The table below sets forth the respective portion of sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of sales in any respective period.

                                      Percentage of Sales
                                      -------------------

                                                 2000          1999         1998
                                                 ----          ----         ----

Illinois Tool Works (formerly
PMI Food Equipment Group)                         19%           15%          18%
Trilithic                                         12%            *            *
Alcatel                                           12%            *            *
Motorola, Inc.                                     *            13%          10%


---------------

*        less than 10% for that year

         Techdyne sells to approximately 100 additional other companies, which comprise the remaining 57% of sales for 2000. Lytton focuses primarily on PCB production, and had approximately 38% of its sales for fiscal 2000 to ITW (formerly PMI Food Equipment Group).


MARKETING AND SALES

         We are pursuing expansion and diversification of our customer base. We are seeking to develop long-term relationships by working closely with customers starting the initial product design and development stage, and continuing throughout the manufacturing and distribution process. Our principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through our sales managers and executive staff, and through independent sales representatives. Domestic operations generate sales through four regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are 14 in-house sales/marketing personnel in the United States and 2 internationally. In addition to sales through sales representatives and in-house sales personnel, sales are also generated through our website http://www.tcdn.com, catalogues, brochures and trade shows.

         The independent manufacturer sales representatives, primarily marketing electronic and similar high-technology products, are retained under exclusive sales representative agreements for specific territories and are paid on a commission basis. Unless otherwise approved by Techdyne, the sales representatives cannot represent any other person engaged in the business of manufacturing services similar to those of the company, nor represent any person who may be in competition with us. The agreements further prohibit the sales representative from disclosing trade secrets or calling on our customers for a period of six months to one year from termination of their agreement.

         Techdyne (Europe) has two in-house sales personnel who market its products, primarily ribbon, harness and cable assemblies, electro-mechanical products, and molded cable assemblies, as well as its reworked and refurbished products (see "Business - Products - Reworking and Refurbishing" above) to customers in Scotland, England, Ireland, Germany and the Middle East.

         Substantially all of our sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some productions, such as our supplier partnerships, are accomplished under open purchase orders with components released against customer request.


BACKLOG

         At December 31, 2000, our backlog of orders amounted to approximately $18,676,000, of which approximately 66% or $12,310,000, was represented by the orders from Lytton operations and approximately 9%, or $1,711,000, was represented by orders from Techdyne (Europe) operations. Last year the backlog of orders amounted to approximately $14,643,000, of which approximately $8,179,000 (56%) was represented by the orders from our Lytton operations and approximately $959,000 (7%) was represented by orders from our Techdyne (Europe) operations. Based on past experience and relationships with our customers and knowledge of our manufacturing capabilities, we believe that most of our backlog orders are firm and should be filled within six months. Most of the purchase orders within which the company performs do not provide for cancellation. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be canceled. However, based upon relationships with its customers, we occasionally allow cancellations and frequently the rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by the company may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.


PATENTS AND TRADEMARKS

         We do not have nor do we rely on patents or trademarks to establish or protect our market position. Dependency is placed more on design, engineering and manufacturing, cost containment, quality, and marketing skills to establish or maintain market position.


COMPETITION

         Techdyne is a part of highly competitive electronic manufacturing services industry. We face competition from divisions of large electronics and high-technology firms, as well as numerous smaller specialized companies. Certain competitors have broader geographic coverage and competitive price advantage based on their less expensive offshore operations, particularly in the Far East. Many of the competitors are larger and more geographically diverse and have greater financial, manufacturing and marketability resources. Our main competitors in PCB area include ACT Manufacturing, Inc., Vickers Electronics Systems, Diversified Systems, Inc., Epic Technologies, Inc, and others. We have numerous competitors in the cable and harness assembly market, including Volex Interconnect Systems, Inc., Foxconn, ACT Manufacturing, Inc., and Escod Industries.

         We believe that we are favorably positioned with regard to primary competitive factors - price, quality of production, manufacturing capability, prompt customer service, timely delivery, engineering expertise, and technical support. We also believe that Techdyne (Europe), our European manufacturing and marketing operation, internationally enhances our competitive position. However, recent consolidation trends in the electronic manufacturing services industry are resulting in changes in the competitive landscape. Increased competition could result in lower priced components and lower profit margins, or loss of customers, which could have a material adverse effect on our business, financial condition and result of operations. Compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structure, we may be operating at a cost disadvantage.

         Due to the number and variety of competitors, reliable data reflective to our competitive position in the electronic components and assembly industry is difficult to develop and is not know.


GOVERNMENTAL REGULATION

         Our operations are subject to certain federal, state and local regulatory requirements relating to environmental waste management and health and safety matters. We believe that we comply with applicable regulations pertaining to health, safety and the use, storage and disposal of materials that are considered hazardous waste under applicable law. To date our costs for compliance and governmental permits and authorizations have not been material. However, additional or modified requirements that may require substantial additional expenditures may be imposed in future.


EMPLOYEES

         We presently have 370 employees in domestic operations and 88 employees in Europe, 29 of which are employed as temporary help. Of our employees, approximately 350 are engaged in manufacturing, quality assurance, related operations and support activities, 37 are in material handling and procurement, 15 are in sales and marketing, 29 are in engineering, and 27 are in administrative, accounting and support activities.

         We have no unions and we believe that the relationship with our employees is good.

ITEM 2.  PROPERTIES

         The following chart summarizes the properties leased by the company.

SPACE                    PROPERTY                             TERM
-----                    --------                             ----
16,000 sq. ft.           2230 W 77th St.             10 yrs. to August 31, 2010
(exec. offs., mfg.)      Hialeah, FL(1)

12,000 sq. ft.           2200 W 77th St.             10 yrs. to August 31, 2010
(warehouse)              Hialeah, FL(1)

15,000 sq. ft.           7110 Brittmore              5 yrs. to August 31, 2002,
(mfg., offs. &           Houston, TX(2)              one five year renewal
warehouse)

5,500 sq. ft.            Rte. 495 Commerce Park      5 yrs. to March 31, 2002,
(mfg. & offs.)           Milford, MA                 one five year renewal

18,225 sq. ft.           800 Paloma Dr.              5 yrs. to May 31, 2002,
(mfg., offs. &           Round Rock (Austin),        one five year renewal
warehouse)               TX

77,800 sq. ft.           1784 Stanley Ave.           5 yrs. to July 31, 2002,
(mfg., offs. &           Dayton, Ohio(3)             two five year renewals
warehouse)

         We also have a month-to-month lease for a warehouse space (1,000 square feet) in Milford, Massachusetts.

----------

(1) The landlord is our parent. The lease is as favorable as may be obtained from unaffiliated third parties.
(2) This facility has been closed and the property subleased for the remainder of the term to an unaffiliated party for substantially similar rent.
(3) The landlord is owned by the former President, now Assistant to the President and director of Lytton and director of the company. See Item 13, "Certain Relationships and Related Transactions.". The company has a right of first refusal and an option to purchase these premises. This lease is guaranteed by the company.

         Techdyne (Europe) owns an approximately 31,000 square foot facility in Livingston, Scotland. The property is subject to a 15-year mortgage due July, 2009, which had a U.S. dollar equivalency of approximately $414,000 at December 31, 2000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


ITEM 3.  LEGAL PROCEEDINGS

         The company is a party in a pending proceeding entitled Lemelson Medical Education & Research Foundation, Limited Partnership v. Esco Electronics Corporation, ET AL., initiated in August, 2000, pending in the United States District Court for the District of Arizona. Lemelson brought a suit against 91 named defendants, including our company, for infringement of a variety of patents owned by Lemelson, primarily relating to Lemelson's machine vision and bar code scanning patents. Each of the defendants is involved, as is the company, in the manufacture of electronic or semiconductor products. Lemelson simultaneously filed similar lawsuits in the same court against approximately another 350 defendants in different categories of electronic manufacturing. The matter has been referred to patent counsel, who filed jointly with the majority of the other named defendants, a motion to stay any further proceedings pending a final, non-appealable judgment addressing the issue of the equitable defense of "prosecution laches" in an action entitled Symbol Technologies, Inc., ET AL.
v. Lemelson. The equitable defense of prosecution laches is based on the assertion that Lemelson filed initial patent applications with USPTO in the 1950's and continued the patent prosecution through the 1990's continually amending his applications to include products and methods that have become prevalent in the market. If the Federal Court of Appeals in the Symbol Technologies case finds that prosecution laches is a viable defense to patent infringement claims, such determination would be very favorable and could end the patent infringement action against the company.

         We assemble custom products to the specifications of our customers, and we rely on our customers' patents, designs, know-how and other intellectual property. At this early stage in the litigation, we are evaluating the Lemelson litigation and our potential exposure, but are unable to project the merits of Lemelson's claims, whether the litigation might result in material damages, or whether, if necessary, we could obtain a license from Lemelson. Should we be required to obtain such a license from Lemelson, there can be no assurance that a license could be obtained on acceptable terms. Any litigation of this type may result in substantial costs and diversion of our resources.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise. Since Medicore owns approximately 71% of our equity, proxies are not solicited, but rather we provide our shareholders with an Information Statement and an Annual Report. The Information Statement provides similar information to shareholders as does a proxy statement, except there is no solicitation of proxies. Shareholders who are entitled to vote at the annual meeting scheduled for May 23, 2001, which are those shareholders of record on April 6, 2001, will receive an Information Statement which provides certain information relating to "Directors and Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions," and which information is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2000. See Part III of this Annual Report, Items 10, 11, 12 and 13.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The table below reflects the high and low closing sales prices for the common stock as reported by the Nasdaq National Market for 1999 and by the Nasdaq SmallCap Market for 2000. On February 18, 2000, our common stock transferred to the Nasdaq SmallCap Market, since the market value of the public float was not equal to or greater than $5,000,000 for a 90-day period in 1999, as required under the Nasdaq Marketplace rule 4450(a)(2), Maintenance Standard 1.

         1999
                                             HIGH               LOW
         1st Quarter...............         $4.25              $2.13
         2nd Quarter...............         $4.00              $2.38
         3rd Quarter...............         $4.63              $2.13
         4th Quarter...............         $4.00              $1.75

         2000
                                             HIGH               LOW
         1st Quarter...............         $3.63              $2.25
         2nd Quarter...............         $3.19              $2.00
         3rd Quarter...............         $2.75              $1.35
         4th Quarter...............         $1.88              $ .75

         At March 20, 2001, the closing sales price of the common stock was $.75.

         At March 20, 2001, we had 63 shareholders of record and based upon data obtained from our transfer agent, and we have approximately 603 beneficial owners of our common stock.

         We have not paid, nor do we have any present plans to pay cash dividends on our common stock in the immediate future.

         On September 30, 1999, our parent Medicore, converted the balance of our unsecured demand promissory note, which amounted to $2,531,941, including interest, into 1,446,823 shares of our common stock, at a rate of $1.75 per share. This conversion was effected under an exemption, Sections 3(a)(9) and 4(c) from the registration requirements of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                        CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  Years Ended December 31,
                               -------------------------------------------------------------
                                 2000         1999          1998(1)       1997(1)      1996
                               -------      -------       -------       -------      -------
Revenues                       $52,767      $48,383       $44,927       $33,169      $24,434
Net income                         565          303           798         1,426          743
Earnings per share:
    Basic                      $   .09      $   .05       $   .15       $   .32      $   .18
    Diluted                    $   .09      $   .05       $   .13       $   .24      $   .14


                                             CONSOLIDATED BALANCE SHEET DATA
                                                       (IN THOUSANDS)

                                                        December 31,
                               -------------------------------------------------------------
                                 2000         1999          1998(1)       1997(1)      1996
                               -------      -------       -------       -------      -------
Working capital                $12,443      $10,986       $ 9,321       $ 9,547      $ 6,597
Total assets                    27,876       26,796        23,818        24,625       13,224
Long-term debt (2)               8,582        7,962         7,581         6,926        3,842
Total liabilities               16,295       15,631        14,357        15,116        8,056
Shareholders' equity            11,581       11,165         9,461         9,509        5,168

--------------------

(1) Reflects operations of Lytton commencing August 1, 1997. Lytton was acquired on July 31, 1997.

(2)      Includes advances from parent for years prior to 2000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Our operations have continued to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on our results of operations and financial condition, as has occurred in the past. Our results also depend to a substantial extent on the success of our OEM customers in marketing their products. We continue to seek to diversify our customer base to reduce our reliance on our few major customers. See "Business Strategy" and "Customers" under Item 1, "Business."

         The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry as we have experienced in the first quarter of 2001, could have a material adverse effect on our business, financial condition and results of operations. We typically do not obtain long-term volume purchase contracts from our customers, but rather we work with our customers to anticipate future volumes of orders. Based upon such anticipated future orders, we will make commitments regarding the level of business we want and can accomplish the timing of production schedules and the levels of and utilization of facilities and personnel. Occasionally, we purchase raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders are already made or anticipated. Any significant cancellations, reductions or order delays could adversely affect our results of operations.

         We use ERP techniques through our Visual Manufacturing system (see Item 1, "Business - Business Strategy") in our efforts to continuously develop accurate forecasts of customer volume requirements. We are dependent on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices, which could have a material adverse effect on our results of operations. For six months of 2000 there was a worldwide shortage of key electronic components, which adversely impacted our sales and earnings. It is important for us to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables, or turnkey products, for manufacture. See "Electronic Manufacturing Industry" and "Supplies and Materials Management" under Item 1, "Business" and "Results of Operations" below.

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

         During periods of recession in the electronics industry, as we have experienced in the first quarter of 2001, our competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronic OEMs, who may become more price sensitive.

         Our results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs (due to availability), the overhead efficiencies achieved by management in managing the costs of our operations, our experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, selling, and general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. We generally have idle capacity and reduced operating margins during periods of lower-volume production.

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


RESULTS OF OPERATIONS

2000 COMPARED TO 1999

         Consolidated revenues increased approximately $4,384,000 (9%) for the year December 31, 2000 compared to the preceding year. There was an increase in domestic sales of $3,341,000(8%), and a increase in European sales of $1,051,000 (28%) compared to the preceding year. Interest and other income decreased by approximately $9,000 compared to the preceding year. The decrease reflects a decrease in interest income as a result of a reduction in invested funds.

         Significant reductions in sales of Techdyne (Europe) during recent years have resulted in continuing losses. Net losses for this subsidiary amounted to $328,000 for the year ended December 31, 2000 and $577,000 for the preceding year. Techdyne (Europe) has continued its efforts at new business development; however, continuing losses have resulted in management's ongoing evaluation of the prospects for this facility.

         Approximately 43% of our consolidated sales for 2000 were made to three customers. Customers generating at least 10% of sales included ITW (formerly PMI Food Equipment Group) (19%), Alcatel (12%) and Trilithic (12%). Approximately $9,107,000 (34%) of Lytton's sales for 2000 were to its major customer, ITW. The loss of, or substantially reduced sales to any major customer would have an adverse effect on our operations if such sales are not replaced. See Item 1, "Business-Customers."

         Cost of goods sold as a percentage of sales amounted to 88% for the year ended December 31, 2000 and for the preceding year. We experienced increases in component costs during 2000 which had a negative effect on our profit margins; however, changes in product mix and a diversification of our customer base have offset this negative impact.

         Selling, general and administrative expenses although increasing by approximately $349,000 (8%) for the year ended December 31, 2000 compared to the preceding year amounted to approximately 9% of sales for both periods. The increase in 2000 included increases in the cost of support personnel and increased marketing costs associated with efforts to increase sales.

         Interest expense increased approximately $101,000 for the year ended December 31, 2000 compared to the preceding year reflecting the increased borrowings of Lytton, a portion of which were utilized to fund the remaining $1,100,000 payment in July, 1999, on the Lytton acquisition purchase price guarantee and increases relating to increased borrowings under our new credit facilities. These increases were partially offset by a reduction of $112,000 for the year ended December 31, 2000 in interest on loans from the Parent due to the Parent's conversion on September 30, 1999 of approximately $2,532,000 of a convertible note receivable from us. The prime rate was 9.50% at December 31, 2000 and 8.50% at December 31, 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

         We had working capital of $12,443,000 at December 31, 2000, an increase of $1,457,000 (13%) during 2000. Included in the changes in components of working capital was an increase of $316,000 in cash and cash equivalents, which included net cash provided by operating activities of $503,000, net cash used in investing activities of $1,330,000 (including $950,000 from additions to property and equipment and additional consideration of $396,000 regarding the

Lytton acquisition) and net cash provided by financing activities of $1,122,000 (including net line of credit borrowings of $1,562,000, borrowings under Lytton's equipment acquisition note of $150,000, and payments on long-term debt of $562,000).

         On February 9, 2000, we entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced a line of credit and four commercial loans which had a total outstanding principal balance of $3,297,000 at December 31, 2000. Medicore is not guaranteeing our financing with the Provident Bank, but one of the negative covenants precludes loans to or the payment of loans from affiliates, other than the pre-existing balance on the advances from parent, which includes Medicore.

         The new financing includes a three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election. Also part of the financing is a five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The financing is guaranteed by Lytton, which subsidiary has provided the bank with a Security Agreement securing its guaranty of our financing. The Security Agreement includes all of Lytton's property, including accounts receivable, equipment, inventory, general intangibles, and the proceeds of such collateral. Lytton has also provided the bank with a Conditional Assignment of Lease, assigning all of its right, title and interest as tenant under the lease to the bank as further security for its guaranty of our financing. The Conditional Assignment of Lease takes effect only if Lytton defaults in any of its obligations under the lease or any of its obligations under its guaranty. That lease is with Stanley Avenue Properties, Ltd., a limited liability company whose membership includes Lytton and Patricia Crossley, the wife of Lytton Crossley, former President of Lytton and a director of the company. Mr. Crossley also Assistant to the President of Lytton under an employment agreement requiring 40 hours per month at an annual salary of $30,000.

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

         On July 31, 1997, we acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. The Stock Purchase Agreement provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $396,000, $290,000 and $154,000 paid in April 2000, April 1999, and April 1998, respectively. See Note 10 to "Notes to Consolidated Financial Statements."

         Lytton also entered into amendments to its financing agreements with the Provident Bank. Lytton had an Asset Based Loan and Security Agreement with that bank dated April 14, 1995, amended over the last several years, evidenced by a $3,000,000 Revolving Credit Promissory Note, together with a Term Loan Promissory Note in the amount of $1,400,000, and an Equipment Acquisition

Promissory Note in the amount of $500,000 (collectively the "Notes"). The line of credit , which was amended to a three-year term coinciding with the term of the Company's line of credit, had an outstanding balance of $2,786,000 at December 31, 2000 and $2,830,000 at December 31, 1999. Lytton's term loan had an outstanding balance of $1,028,000 at December 31, 2000 and $1,283,000 at December 31, 1999. The equipment acquisition loan had an outstanding balance of $150,000 at December 31, 2000 with no outstanding balance at December 31, 1999. The Provident Bank also agreed to reduce the interest rates charged under the Notes, and Lytton and the Provident Bank entered into modification and amendments of the aggregate $4,900,000 loan agreements and Notes, restated at the same interest rates, at the election of Lytton, as has been provided to the company in its credit facilities. We are guaranteeing Lytton's financing, which guaranty is unconditional and is secured by a Security Agreement between the company and the Provident Bank which provides the bank with a continuing first priority security interest on all of our property. See Note 2 to "Notes to Consolidated Financial Statements."

         Lytton has an equipment loan maturing in April, 2002, which had an outstanding balance of $66,000 at December 31, 2000 and $113,000 at December 31, 1999. In July, 1994 Techdyne (Europe) purchased the facility in Scotland housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $414,000 at December 31, 2000 and approximately $489,000 at December 31, 1999, based on exchange rates in effect at each of these dates. See Note 2 to "Notes to Consolidated Financial Statements."

         We believe that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.


NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. We are in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements. Due to the Company's limited use of derivative financial instruments, the adoption of FAS 133 is not expected to have a significant effect on its consolidated results of operations, financial position or cash flows.


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

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which we had approximately $403,000 invested at December 31, 2000.

         Interest rate risks on debt is managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $9,095,000 at December 31, 2000.

         We have exposure to both rising and falling interest rates. A 1/2 % decrease in rates on our year-end investments would result in a negative impact of approximately $1,000 on our results of operations. A 1% increase in rates on our year-end variable rate debt would result in a negative impact of approximately $56,000 on our results of operations.

         Our exposure to market risks from foreign currency exchange rates relates to our European subsidiary whose results of operations when translated into U.S. dollars are impacted by changes in foreign exchange rates. A 10% strengthening of the U.S. dollar against the local Scottish currency, the pound, would have negatively impacted 2000 earnings by approximately $33,000. We have not incurred any significant realized losses on exchange transactions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective August 6, 1999, the board of directors, upon the recommendation of the audit committee, terminated Ernst & Young LLP as our independent accountants, and engaged new independent accountants, Wiss & Company, LLP, for the company's annual audit for our 1999 fiscal year. This matter was previously reported on our Current Report on Form 8-K dated August 27, 1999. Our audit committee recommended Wiss & Company, LLP for our annual audit for our 2000 fiscal year, and shareholders ratified that recommendation at our annual meeting held on May 24, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the company are appointed each year by the board of directors at its first meeting following the annual meeting of shareholders, to serve during the ensuing year. The following information indicates their positions with the company and age of the executive officers at March 20, 2001. There are no family relationships between any of the executive officers and directors of the Company.


       NAME           AGE     POSITION WITH THE COMPANY      POSITION HELD SINCE

Thomas K. Langbein     55     Chairman of the Board and               1982
                              Chief Executive Officer                 1990

Barry Pardon           49     President                               1991
                              and Director                            1990

Joseph Verga           49     Senior Vice President,                  1988
                              Treasurer                               1985
                              Director                                1984

Daniel R. Ouzts        54     Vice President - Finance Controller     1986


         For more detailed information about our executive officers and directors you are referred to the caption "Information About Directors and Executive Officers" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 23, 2001, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information on executive compensation is included under the caption "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 23, 2001, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on beneficial ownership of our voting securities and the voting securities of our parent, Medicore, by each director and all officers and directors of our company as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 23, 2001, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of our voting security, is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 23, 2001, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 23, 2001, incorporated herein by reference.

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

         (i) Item 5, "Other Events" re: unsolicited buy-back of shares, October 20, 2000.

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

         (4)(i) Form of Common Stock Certificate (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 4(a)). *

           (ii) Form of 1997 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 1997 ("June 24, 1997 Form 8-K"), Item 7(c)(4)(i)). *

          (iii) Form of 1997 Incentive Stock Option (incorporated by reference to the Company's June 24, 1997 Form 8-K, Item 7(c)(4)(ii)). *

           (iv) Form of 1997 Non-Qualified Stock Option (incorporated by reference to the Company's June 24, 1997 Form 8-K, Item 7(c)(4)(iii)). *

        (10)(i) Lease Agreement between the Company and Medicore, Inc.(1) dated August 29, 2000 (incorporated by reference to Medicore Inc.'s(1) Current Report on Form 8-K dated September 1, 2000.)*

           (ii) Form of Exclusive Sales Representative Agreement (incorporated by reference to Medicore, Inc.'s(1) Annual Report on Form 10-K for the year ended December 31, 1994, Part IV, Item 14 (a) 3
                  (10)(lxiv)). *

          (iii) Employment Agreement between the Company and Barry Pardon dated September 27, 2000.

           (iv) Mortgage by Techdyne (Europe) Ltd.(2) to the Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to Medicore, Inc.'s(1) Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("Medicore June, 1994 Form 10-Q"),
                  Part II, Item 6(a)(28)(vi)). *

            (v) Promissory Note to Medicore, Inc.(1) dated April 10, 1995 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10 (a)(a)). *

           (vi) Service Agreement between the Company and Medicore, Inc.(1) dated October 25, 1996 (incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-15371, Part II, Item 16, Exhibit 10(a)).*

          (vii) Service Agreement renewal letter from Medicore, Inc.(1) to the Company dated September 30, 2000.

         (viii) Lease Agreement between the Company and Route 495 Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter of 1997, Item 6(a), Part II(10)).*

           (ix) Lease Agreement between the Company and PruCrow Industrial Properties, L.P. dated April 30, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1997 ("June, 1997 Form 8-K"), Item 7(c)(10)(i)).*

            (x) Lease Agreement between the Company and EGP Houston Partners Ltd. dated April 29, 1997 (incorporated by reference to the Company's June, 1997 Form 8-K, Item 7(c)(10)(ii)).*

           (xi) Form of Stock Option to The Investor Relations Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated May 28, 1998, Item 7(c)(10)(i)).*

          (xii) Sublease between the Company and United Consulting Group dated August 23, 1999. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999; Part IV, Item 14(a)(10)(xiv).*

         (xiii) Asset Based Loan and Security Agreement between the Company and The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated March 1, 2000 ("March, 2000 Form 8-K"), Item 7(c)(10)(i)).*

          (xiv) Line of Credit Promissory Note for $4,500,000 from the Company to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(ii)).*

           (xv) Term Loan Promissory Note for $1,000,000 from the Company to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(iii)).*

          (xvi) Guaranty of the Company for the Lytton Incorporated(2) financing with The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(iv)).*

         (xvii) Security Agreement of the Company for its Guaranty of the Lytton Incorporated(2) financing with The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(v)).*

        (xviii) Amendment to Asset Based Loan and Security Agreement between Lytton Incorporated(2) and The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(vi)).*

          (xix) Amended and Restated Revolving Credit Promissory Note for $3,000,000 from Lytton Incorporated(2) to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(vii)).*

           (xx) Amended and Restated Term Loan Promissory Note for $1,400,000 from Lytton Incorporated(2) to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(viii)).*

          (xxi) Amended and Restated Equipment Acquisition Loan Promissory Note for $500,000 from Lytton Incorporated(2) to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(ix)).*

         (xxii) Guaranty of Lytton Incorporated(2) for the Company's financing with The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(x)).*

        (xxiii) Security Agreement for Lytton Incorporated(2) with respect to its Guaranty of the Company's financing with The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(xi)).*

         (xxiv) Conditional Assignment of Lease by Lytton Incorporated(2) to The Provident Bank dated February 9, 2000 (incorporated by reference to the Company's March, 2000 Form 8-K, Item 7(c)(10)(xii)).*(3)

          (xxv) Amended Consent to Sublease between the Company, United Consulting Group, Inc., and United Computing Group, Inc.

         (21)     Subsidiaries of the registrant.

         (23)     Consents of experts and counsel.

                  (i) Consent of Ernst & Young, LLP, Independent Certified Public Accountants.

                  (ii) Consent of Wiss & Company, LLP, Independent Certified Public Accountants.

         (27)     Financial Data Schedule (for SEC use only).

-----------------

*        Documents incorporated by reference not included in Exhibit Volume.

(1)      Parent of the Company owning 71.3% of the Company's outstanding shares.

(2)      Wholly-owned subsidiary.

(3) Lytton executed two identical documents, each conforming to this exhibit, one for the guaranty and one for the indebtedness.

Schedule II - Valuation and Qualifying Accounts
Techdyne, Inc. and Subsidiaries
December 31, 2000

-----------------------------------------------------------------------------------------------------------------------------------
                COL. A                         COL. B                        COL. C                    COL. D              COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Additions
                                              Balance at    Additions (Deductions)  Charged to      Other Changes         Balance
                                              Beginning     Charged (Credited)to  Other Accounts     Add (Deduct)        at End of
            Classification                    of Period      Cost and Expenses       Describe          Describe            Period
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectable accounts         $    67,000        $    25,000                         $    28,000(1)      $   120,000
Reserve for inventory obsolescence               709,000            422,000                            (348,000)(2)         783,000
Valuation allowance for deferred tax asset       303,000           (303,000)                                ---                 ---
                                             -----------        -----------       -----------       -----------         -----------
                                             $ 1,079,000        $   144,000       $         0       $  (320,000)        $   903,000
                                             ===========        ===========       ===========       ===========         ===========
YEAR ENDED DECEMBER 31, 1999:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectable accounts         $    47,000        $     2,000                         $    18,000(1)      $    67,000
Reserve for inventory obsolescence               544,000            405,000                            (240,000)(2)         709,000
Valuation allowance for deferred tax asset       448,000           (145,000)                                 --             303,000
                                             -----------        -----------       -----------       -----------         -----------
                                             $ 1,039,000        $   262,000       $         0       $  (222,000)        $ 1,079,000
                                             ===========        ===========       ===========       ===========         ===========
YEAR ENDED DECEMBER 31, 1998:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectable accounts         $    54,000        $     2,000                         $    (9,000)(1)     $    47,000
Reserve for inventory obsolescence               223,000            437,000                            (116,000)(2)         544,000
Valuation allowance for deferred tax asset       850,465           (402,465)                                 --             448,000
                                             -----------        -----------       -----------       -----------         -----------
                                             $ 1,127,465        $    36,535       $         0       $  (125,000)        $ 1,039,000
                                             ===========        ===========       ===========       ===========         ===========

(1)      Uncollectable accounts written off, net of recoveries.
(2)      Net write-offs against inventory reserves.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TECHDYNE, INC.

                               By /s/ THOMAS K. LANGBEIN
                                  -----------------------------------
                                  THOMAS K. LANGBEIN, Chairman of the
                                  Board of Directors and Chief Executive Officer


March 28, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                           DATE

                               Chairman of the Board
                                of Directors, Chief
/s/ THOMAS K. LANGBEIN           Executive Officer                March 28, 2001
---------------------------
    Thomas K. Langbein


/s/ BARRY PARDON               President and Director             March 28, 2001
---------------------------
    Barry Pardon


/s/ JOSEPH VERGA               Senior Vice President,             March 28, 2001
---------------------------    Treasurer and Director
    Joseph Verga


/s/ DANIEL R. OUZTS            Vice President and Controller      March 28, 2001
---------------------------
    Daniel R. Ouzts


/s/ DAVID WATTS                Chief Financial Officer            March 28, 2001
---------------------------
    David Watts


/s/ PETER D. FISCHBEIN         Director                           March 28, 2001
---------------------------
    Peter D. Fischbein


/s/ ANTHONY C. D'AMORE         Director                           March 28, 2001
---------------------------
    Anthony C. D'Amore


/s/ LYTTON CROSSLEY            Director                           March 28, 2001
---------------------------
    Lytton Crossley


/s/ EDWARD DIAMOND             Director                           March 28, 2001
---------------------------
    Edward Diamond

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENTS SCHEDULES

                          YEAR ENDED DECEMBER 31, 2000

                                 TECHDYNE, INC.

                                HIALEAH, FLORIDA

                        FORM 10-K--ITEM 14(a)(1) AND (2)

                         TECHDYNE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of Techdyne, Inc. and subsidiaries are included in Item 8:

                                                                           PAGE

    Consolidated Balance Sheets - December 31, 2000 and 1999.               F-4

    Consolidated Statements of Income - Years ended December 31,
    2000, 1999, and 1998.                                                   F-5

    Consolidated Statements of Stockholders' Equity - Years ended
    December 31, 2000, 1999 and 1998.                                       F-6

    Consolidated Statements of Cash Flows - Years ended December 31,
    2000, 1999, and 1998.                                                   F-7

    Notes to Consolidated Financial Statements - December 31, 2000.         F-8

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Techdyne, Inc.

We have audited the accompanying consolidated balance sheets of Techdyne, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techdyne, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ WISS & COMPANY LLP
                                            ----------------------------------
                                            Wiss & Company LLP

March 9, 2001
Livingston, New Jersey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Techdyne, Inc.


We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Techdyne, Inc. and Subsidiaries for the year ended December 31, 1998. Our audit also included the information related to the year ended December 31, 1998 on the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Techdyne, Inc. and Subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ ERNST & YOUNG LLP
                                              -----------------------------
                                              Ernst & Young LLP

March 22, 1999
Miami, Florida

                         TECHDYNE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,    DECEMBER 31,
                                                                               2000            1999
                                                                           ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                $    506,824    $    190,343
  Accounts receivable, less allowances of $120,000 at December 31, 2000
    and $67,000 at December 31, 1999                                          7,851,926       8,074,567
  Inventories, less allowances for obsolescence of $783,000 at
    December 31, 2000 and $709,000 at December 31, 1999                      10,183,134       9,492,309
  Prepaid expenses and other current assets                                     701,507         296,193
  Deferred tax asset                                                            498,097         440,759
                                                                           ------------    ------------
             Total current assets                                            19,741,488      18,494,171

Property and equipment:
  Land and improvements                                                         178,800         193,200
  Buildings and building improvements                                           690,431         746,036
  Machinery and equipment                                                     7,654,995       7,853,621
  Tools and dies                                                                450,583         843,202
  Leasehold improvements                                                        621,788         559,961
                                                                           ------------    ------------
                                                                              9,596,597      10,196,020
  Less accumulated depreciation and amortization                              4,605,128       4,836,365
                                                                           ------------    ------------
                                                                              4,991,469       5,359,655
Deferred expenses and other assets                                               41,193          94,435
Costs in excess of net tangible assets acquired, less accumulated amortization of $459,000 at December 31, 2000
     and $317,000 at December 31, 1999                                        3,101,635       2,848,038
                                                                           ------------    ------------
                                                                           $ 27,875,785    $ 26,796,299
                                                                           ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $  4,248,750    $  5,049,456
  Accrued expenses                                                            1,826,546       1,679,513
  Current portion of long-term debt                                             625,048         576,239
  Income taxes payable                                                           99,433         203,043
  Advances from parent                                                          498,900              --
                                                                           ------------    ------------
          Total current liabilities                                           7,298,677       7,508,251
Deferred gain on sale of real estate                                            161,047         161,047
Long-term debt, less current portion                                          8,582,289       7,463,224
Advances from parent                                                                 --         498,315
Deferred income taxes                                                           252,600              --

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and
    outstanding 6,556,990 shares in 2000 and 6,451,990 shares in 1999            65,570          64,520
  Capital in excess of par value                                             11,592,995      11,371,503
  Retained earnings (deficit)                                                   560,582          (4,445)
  Accumulated other comprehensive loss                                         (222,325)       (102,766)
  Notes receivable from options exercised                                      (415,650)       (163,350)
                                                                           ------------    ------------
             Total stockholders' equity                                      11,581,172      11,165,462
                                                                           ------------    ------------
                                                                           $ 27,875,785    $ 26,796,299
                                                                           ============    ============

See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                     2000          1999          1998
                                                 -----------   -----------   -----------
Revenues:
  Sales                                          $52,712,819   $48,320,096   $44,665,925
  Interest and other income                           53,693        62,664       260,806
                                                 -----------   -----------   -----------
                                                  52,766,512    48,382,760    44,926,731
Cost and expenses:
  Cost of goods sold                              46,510,042    42,579,142    39,277,746
  Selling, general and administrative expenses     4,761,240     4,411,685     4,061,205
  Interest expense                                   839,660       738,794       662,856
                                                 -----------   -----------   -----------
                                                  52,110,942    47,729,621    44,001,807
                                                 -----------   -----------   -----------

Income before income taxes                           655,570       653,139       924,924

Income tax provision                                  90,543       349,648       127,212
                                                 -----------   -----------   -----------

            Net income                           $   565,027   $   303,491   $   797,712
                                                 ===========   ===========   ===========

Earnings per share:
  Basic                                          $       .09   $       .05   $       .15
                                                 ===========   ===========   ===========
  Diluted                                        $       .09   $       .05   $       .13
                                                 ===========   ===========   ===========

                 See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      CAPITAL IN                      RETAINED
                                         COMMON       EXCESS OF     COMPREHENSIVE     EARNINGS
                                         STOCK        PAR VALUE         INCOME        (DEFICIT)
                                     ------------    ------------    ------------    ------------
Balance at January 1, 1998           $     51,351    $ 10,612,691                    $ (1,105,648)
Comprehensive income:
   Net income                                                        $    797,712         797,712
   Other comprehensive income:
   Foreign currency translation
     adjustments                                                           17,848
                                                                     ------------
       Comprehensive income                                          $    815,560
                                                                     ============
Exercise of stock options and
  warrants                                  1,150         113,850
Consultant stock options                                   12,750
Subsidiary acquisition price
  adjustment                                              400,000
Advance on subsidiary acquisition
  price guarantee
                                     ------------    ------------    ------------    ------------
Balance at December 31, 1998               52,501      11,139,291                        (307,936)
Comprehensive income:
   Net income                                                        $    303,491         303,491
   Other comprehensive loss:
   Foreign currency translation
     adjustments                                                          (71,128)
                                                                     ------------
       Comprehensive income                                               232,363
                                                                     ============
Note conversion by Medicore
  (1,446,823 shares)                       14,469       2,517,473
Exercise of stock options                     500          49,500
Consultant stock options                                   40,000
Settlement subsidiary acquisition
  price guarantee                          (2,950)     (2,374,761)
                                     ------------    ------------                    ------------
Balance at December 31, 1999               64,520      11,371,503                          (4,445)
Comprehensive income:
   Net income                                                        $    565,027         565,027
   Other comprehensive loss:
   Foreign currency translation
     adjustments                                                         (119,559)
                                                                     ------------
         Comprehensive income                                        $    445,468
                                                                     ============
Exercise of stock options                   1,450         252,300
Repurchase of 40,000 shares                  (400)        (30,808)
                                     ------------    ------------                    ------------
Balance at December 31, 2000         $     65,570    $ 11,592,995                    $    560,582
                                     ============    ============                    ============


                                      ACCUMULATED       NOTES          ADVANCE
                                        OTHER         RECEIVABLE      SUBSIDIARY
                                     COMPREHENSIVE      STOCK           PRICE
                                     INCOME (LOSS)     OPTIONS        GUARANTEE          TOTAL
                                     ------------    ------------    ------------    ------------
Balance at January 1, 1998           $    (49,486)                                   $  9,508,908
Comprehensive income:
   Net income
   Other comprehensive income:
   Foreign currency translation
     adjustments                           17,848

       Comprehensive income                                                               815,560

Exercise of stock options and
  warrants                                               (113,850)                          1,150
Consultant stock options                                                                   12,750
Subsidiary acquisition price
  adjustment                                                                              400,000
Advance on subsidiary acquisition
  price guarantee                                                      (1,277,711)     (1,277,711)
                                     ------------    ------------    ------------    ------------
Balance at December 31, 1998              (31,638)       (113,850)     (1,277,711)      9,460,657
Comprehensive income:
   Net income
   Other comprehensive loss:
   Foreign currency translation
     adjustments                          (71,128)

       Comprehensive income                                                               232,363

Note conversion by Medicore
  (1,446,823 shares)                                                                    2,531,942
Exercise of stock options                                 (49,500)                            500
Consultant stock options                                                                   40,000
Settlement subsidiary acquisition
  price guarantee                                                       1,277,711      (1,100,000)
                                     ------------    ------------    ------------    ------------
Balance at December 31, 1999             (102,766)       (163,350)             --      11,165,462
Comprehensive income:
   Net income
   Other comprehensive loss:
   Foreign currency translation
     adjustments                         (119,559)

         Comprehensive income                                                             445,468

Exercise of stock options                                (252,300)                          1,450
Repurchase of 40,000 shares                                                               (31,208)
                                     ------------    ------------    ------------    ------------
Balance at December 31, 2000         $   (222,325)   $   (415,650)   $         --    $ 11,581,172
                                     ============    ============    ============    ============

                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                    2000           1999           1998
                                                                -----------    -----------    -----------
Operating activities:
  Net income                                                    $   565,027    $   303,491    $   797,712
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation                                                1,261,455      1,192,204        996,919
      Amortization                                                  178,019        138,817        118,104
      Bad debt expense                                               25,000          1,714          2,179
      Provision for inventory obsolescence                          421,888        404,762        437,095
      Deferred income taxes (benefit)                                14,400         40,100        (10,295)
      Consultant stock option expense                                23,448         16,552         12,750
      Increase (decrease) relating
       to operating activities from:
        Accounts receivable                                         131,756     (2,324,576)       (55,293)
        Inventories                                              (1,155,456)    (2,036,063)        22,274
        Prepaid expenses and other
         current assets                                            (334,999)      (110,005)       410,884
        Accounts payable                                           (782,886)     1,820,943       (987,521)
        Accrued expenses                                            183,452        152,294       (213,984)
        Income taxes payable                                        (28,239)        83,016         13,362
                                                                -----------    -----------    -----------
          Net cash provided by (used in) operating activities       502,865       (316,751)     1,544,186

Investing activities:
  Subsidiary acquisition payments                                  (395,806)    (1,389,531)      (153,818)
  Advance on subsidiary acquisition price guarantee                      --             --     (1,277,711)
  Additions to property and equipment,
    net of minor disposals                                         (950,213)    (1,565,048)      (823,419)
  Deferred expenses and other assets                                 16,296         (1,329)        (3,520)
                                                                -----------    -----------    -----------
          Net cash used in investing activities                  (1,329,723)    (2,955,908)    (2,258,468)

Financing activities:
  Borrowings to finance subsidiary acquisition                           --             --        600,000
  Line of credit net borrowings (payments)                        1,562,445      1,867,590        413,709
  Other short-term bank borrowings                                       --        375,000             --
  Payments on short-term bank borrowings                                 --       (375,000)            --
  Exercise of stock options                                           1,450            500          1,150
  Proceeds from long-term borrowings                                150,000        783,333             --
  Payments on long-term borrowings                                 (561,534)      (724,942)      (916,470)
  Increase (decrease) in advances from parent                           585       (100,331)       823,367
  Repurchase of stock                                               (31,208)            --             --
                                                                -----------    -----------    -----------
          Net cash provided by financing activities               1,121,738      1,826,150        921,756

Effect of exchange rate fluctuations on cash                         21,601        (22,885)           699
                                                                -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents                    316,481     (1,469,394)       208,173
Cash and cash equivalents at beginning of year                      190,343      1,659,737      1,451,564
                                                                -----------    -----------    -----------
Cash and cash equivalents at end of year                        $   506,824    $   190,343    $ 1,659,737
                                                                ===========    ===========    ===========

                 See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

         The Company is in one business segment, the manufacture of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries.

Consolidation

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 71.3% owned subsidiary of Medicore, Inc. (the "Parent").

Major Customers

         A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

Inventories

         Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable-manufacturing overhead. Inventories are comprised of following:

                                        DECEMBER 31,     DECEMBER 31,
                                            2000             1999
                                        -----------      -----------
Finished goods                          $   658,966      $ 1,018,131
Work in process                           2,586,900        2,463,191
Raw materials and supplies                6,937,268        6,010,987
                                        -----------      -----------
                                        $10,183,134      $ 9,492,309
                                        ===========      ===========

Property and Equipment

         Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are generally 25 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment; 3 to 10 years for tools and dies; and 5 to 15 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets the related cost and accumulated depreciation are removed and any gain or loss is recognized.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

Foreign Operations

         The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of accumulated other comprehensive (loss) income included in stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in the results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time the transactions are recorded and the balance sheet date.

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

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2000         1999         1998
                                                          ----------   ----------   ----------
Net income - numerator basic computation                  $  565,027   $  303,491   $  797,712
Effect of dilutive securities:
Interest adjustment on convertible note                           --           --      134,436
                                                          ----------   ----------   ----------
Net income, as adjusted for assumed conversion-
   Numerator diluted computation                          $  565,027   $  303,491   $  932,148
                                                          ==========   ==========   ==========

Weighted average shares - denominator basic computation    6,575,200    5,647,174    5,193,140
Effect of dilutive securities:
Stock options                                                 24,256       68,039      238,033
Contingent stock - acquisition                                    --      164,131      373,285
Convertible note                                                  --           --    1,347,729
                                                          ----------   ----------   ----------
Weighted average shares, as adjusted - denominator         6,599,456    5,879,344    7,152,187
                                                          ==========   ==========   ==========

Earnings per share:
   Basic                                                  $      .09   $      .05   $      .15
                                                          ==========   ==========   ==========
   Diluted                                                $      .09   $      .05   $      .13
                                                          ==========   ==========   ==========

         The Company has various stock options; however, only those options which were dilutive during the periods being reported on have been included in the earnings per share computations.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised as follows:

                                               DECEMBER 31,      DECEMBER 31,
                                                   2000              1999
                                               -----------       -----------
             Accrued compensation              $   518,436       $   466,481
             Other                               1,308,110         1,213,032
                                               -----------       -----------
                                               $ 1,826,546       $ 1,679,513
                                               ===========       ===========


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

Comprehensive Income

         The Company follows Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

New Pronouncements

         In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements. Due to the Company's limited use of derivative financial instruments, the adoption of FAS 133 is not expected to have a significant effect on its consolidated results of operations, financial position or cash flows.

NOTE 2--LONG-TERM DEBT

         The Company had a five-year $1,500,000 commercial term loan and a $1,600,000 commercial revolving line of credit which became effective December 27, 1997. The line of credit had an outstanding balance of $1,600,000 at December 31, 1999. This line had a scheduled maturity of May 1, 2000 with monthly payments of interest at prime. The commercial term loan, with an outstanding balance of $900,000 at December 31, 1999 had a scheduled maturity date of December 15, 2002 with monthly principal payments of $25,000 plus interest. Both credit facilities were collateralized by the corporate assets of Techdyne.

         The Company had two other commercial term loans with the same bank handling its December 29, 1997 loans, one for $712,500 for five years maturing on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the maturity date. This term loan had an outstanding balance of approximately $606,000 at December 31, 1999 and was secured by a mortgage on properties in Hialeah, Florida owned by the Company's Parent, two of which properties are leased to the Company and one parcel being vacant land used as a parking lot. Under this term loan the Company was obligated to adhere to a variety of affirmative and negative covenants.

         The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through maturity on February 7, 2001. This $200,000 term loan which had a balance of approximately $47,000 at December 31, 1999 was secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2--LONG-TERM DEBT--CONTINUED

         The Parent unconditionally guaranteed the payment and performance by the Company of the revolving loan and the three commercial term loans and subordinated the Company's intercompany indebtedness to the Parent to the bank's position. There were cross defaults between the revolving line and term loans exclusive of the $200,000 term loan.

         In February, 2000, the Company refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.50%. This line of credit had an outstanding balance of approximately $3,883,000 at December 31, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This loan had an outstanding balance of approximately $833,000 at December 31, 2000. The interest rate on both loans was 9.25% as of December 31, 2000. The loans are secured by the business assets of the Company and are cross collateralized with the debt of Lytton.

         Lytton had a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% maturing June 30, 1999 which was increased to $3,000,000 and extended to June 30, 2000. In conjunction with the Company's refinancing, the bank amended this line of credit to coincide with the Company's loan agreements. Accordingly, the maturity was extended to February 2003 and the interest rate was reduced to prime minus 1/4% with an option to fix the rate for 180 days at Libor plus 2.50%. There was an outstanding balance on this loan of approximately $2,786,000 at December 31, 2000 and $2,830,000 December 31, 1999.
Lytton had a $1,000,000 installment loan with the same bank maturing August 1, 2002, with an annual rate of intereste of 9% until July 1999, with monthly payments of $16,667 plus interest. Lytton replaced this loan at June 30, 1999 with a $1,400,000 installment loan with interest at prime plus 1/2% and monthly payments of $23,333 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $1,028,000 at December 31, 2000 and $1,283,000 at December 31, 1999. Lytton also has a $500,000 equipment loan agreement with the same bank maturing February 2003 with monthly interest payments until January 2001 and monthly principal payments of $6,000 plus interest commencing January 2001 with interest originally at prime plus 1/2%. This loan had an outstanding balance of $150,000 at December 31, 2000 with no outstanding balance as of December 31, 1999. In conjunction with the Company's refinancing, the bank amended the interest rate on these term loans to prime minus 1/4% with an option to fix the rate for 180 days at Libor plus 2.50%.
The interest rate on all of the Lytton bank loans was 9.25% as of December 31, 2000. All of these bank loans are secured by the business assets of Lytton, and are cross collateralized with the debt of the Company.

Long-term debt is as follows:                                                  DECEMBER 31,
                                                                        ---------------------------
                                                                            2000            1999
                                                                        -----------     -----------
Three year line of credit agreement, secured by business assets of the Company and cross collateralized by the business assets of
   Lytton.  Monthly payments of interest as described above.            $ 3,883,058             ---

Installment loan secured by business assets of the Company and cross collateralized by the business assets of Lytton.  Monthly
   payments of principal and interest as described above.                   833,330             ---

Term loan secured by real property of Parent.  Monthly payments of
   principal and interest as described above.                                   ---     $   605,584

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2--LONG-TERM DEBT--CONTINUED

                                                                               DECEMBER 31,
                                                                        ---------------------------
                                                                            2000            1999
                                                                        -----------     -----------

Term loan secured by tangible personal property, goods and
   equipment.  Monthly payments of principal and interest as
   described above.                                                              ---         46,764

Commercial term loan secured by corporate assets of the Company.
   Monthly payments of principal and interest as described above.                ---        900,000

Three year revolving line of credit agreement maturing May 1, 2000.
   Secured by corporate assets of the Company. Monthly payments
   of interest as described above.                                               ---      1,600,000

Mortgage note secured by land and building with a net book value of $699,000 at December 31, 2000. Quarterly payments of
   approximately $18,000 based on exchange rates at December 31,
   2000 for 15 years commencing October 1994 including interest
   at 2% above bank base rate.                                              413,608         489,308

Line of credit agreement, refinanced in February 2000 as described above. Secured by business assets of Lytton and cross
   collateralized by the business assets of the Company.  Monthly
   payments of interest as described above.                               2,786,442       2,829,997

Installment loan secured by business assets of Lytton and cross collateralized by the business assets of the Company.  Monthly
   payments of principal and interest as described above.                 1,028,337       1,283,333

Equipment loan secured by business assets of Lytton and cross collateralized by the business assets of the Company.  Monthly
   payments of principal and interest as described above.                   150,000             ---

Equipment loan requiring monthly payments of $4,298 including interest at 5.5% and maturing in April 2002. The loan is secured by equipment of Lytton with a carrying value of approximately
   $277,000 at December 31, 2000.                                            66,157         112,693

Other                                                                        46,405         171,784
                                                                        -----------     -----------
                                                                          9,207,337       8,039,463
Less current portion                                                        625,048         576,239
                                                                        -----------     -----------
                                                                        $ 8,582,289     $ 7,463,224
                                                                        ===========     ===========

         The prime rate was 9.50 as of December 31, 2000 and 8.50% as of December 31, 1999.

         In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $414,000 at December 31, 2000 and $489,000 at December 31, 1999, based on exchange rates in effect at each of these dates.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2--LONG-TERM DEBT--CONTINUED

         Scheduled maturities of long-term debt outstanding at December 31, 2000 are approximately: 2001---$625,000; 2002---$597,000; 2003---$7,467,000;
2004---$261,000; 2005---$91,000; thereafter---$166,000. Interest payments on all of the above debt amounted to approximately $784,000, $581,000 and $513,000 in 2000, 1999 and 1998, respectively.

         The Company's line of credit and term loan contain certain restrictive covenants that, among other things, restrict the payment of dividends, restrict additional indebtedness, and require maintenance of certain financial ratios.

NOTE 3--INCOME TAXES

         The Company files separate federal and state income tax returns from its Parent, with its income tax liability reflected on a separate return basis. The Company has net operating loss carryforwards of approximately $170,000 and $1,000,000 at December 31, 2000 and 1999.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance of $303,000 at December 31, 1999 was recognized to offset the deferred tax assets. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              DECEMBER 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------
         Deferred tax liabilities:
            Depreciation                              $   252,600   $   377,525
                                                      -----------   -----------
                  Total deferred tax liability        $   252,600   $   377,525
         Deferred tax assets:
            Inventory obsolescence                        275,501       327,733
            Cost capitalized in ending inventory           70,328        69,074
            Accrued expenses                               49,017
            Tax credits                                        --       303,000
            Other                                          36,979        40,174
                                                      -----------   -----------
               Sub-total                                  431,825       739,981
         Net operating loss carryforwards                  66,272       417,400
                                                      -----------   -----------
                     Total deferred tax assets            498,097     1,157,381
         Valuation allowance for deferred tax assets           --      (303,000)
                                                      -----------   -----------
            Net deferred tax assets                       498,097       854,381
                                                      -----------   -----------
            Net deferred tax asset                    $   245,497   $   476,856
                                                      ===========   ===========

         A valuation allowance was provided to offset a portion of the deferred tax asset recorded at December 31, 1999 as management believed that it was more likely than not, based on the weight of the available evidence, this portion of the deferred tax asset would not be realized.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 3--INCOME TAXES--CONTINUED

Deferred taxes in the accompanying balance sheets consist of the following components:

                                                            DECEMBER 31,
                                                    --------------------------
                                                       2000            1999
                                                    -----------    -----------
         Current deferred tax asset                 $        --    $   473,975
         Current deferred tax liability                (252,600)       (33,216)
                                                    -----------    -----------
         Net current deferred tax asset
           (liability)                                 (252,600)       440,759
         Long-term deferred tax asset                   498,097        413,622
         Long-term deferred tax liability                    --       (377,525)
                                                    -----------    -----------
         Net long-term deferred tax asset
           (liability)                                  498,097         36,097
                                                    -----------    -----------

         Net deferred tax asset                     $   245,497    $   476,856
                                                    ===========    ===========


For financial reporting purposes, income before income taxes includes the following components:

                                                 YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          2000           1999           1998
                                      -----------    -----------    -----------
         United States income         $   983,848    $ 1,229,773    $ 1,462,390
         Foreign loss                    (328,278)      (576,634)      (537,466)
                                      -----------    -----------    -----------
                                      $   655,570    $   653,139    $   924,924
                                      ===========    ===========    ===========

Significant components of the provision (benefit) for income taxes are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          2000           1999           1998
                                      -----------    -----------    -----------
         Current:
            Federal                  $    20,000    $   247,619    $    53,992
            State                         60,600         69,369         83,515
                                     -----------    -----------    -----------
                                          80,600        316,988        137,507
         Deferred:
            Federal                      (18,489)        32,660         85,602
            Foreign                           --             --        (95,897)
            State                         28,432             --             --
                                     -----------    -----------    -----------
                                           9,943         32,660        (10,295)
                                     -----------    -----------    -----------
                                     $    90,543    $   349,648    $   127,212
                                     ===========    ===========    ===========

Techdyne (Europe) files separate income tax returns in the United Kingdom.

         The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense (benefit) is:

                                                                    YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             2000           1999           1998
                                                         -----------    -----------    -----------
         Statutory tax rate (34%) applied to
             income before income taxes                  $   222,894    $   222,067    $   314,474
         Increases (reduction) in taxes resulting from:
            State income taxes-net of federal
              income tax effect                               53,196         44,021         74,628

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 3--INCOME TAXES--CONTINUED


            Tax rate differential relating to tax benefit of
               foreign operating loss                            111,615      196,056       86,841
            Non deductible items                                   9,592       23,657       40,780
           Change in deferred tax valuation allowance           (303,000)    (145,000)    (402,465)
         Other                                                    (3,754)       8,847       12,954
                                                               ---------    ---------    ---------
                                                               $  90,543    $ 349,648    $ 127,212
                                                               =========    =========    =========

         Undistributed earnings of the Company's foreign subsidiary amounted to approximately $1,390,000 at December 31, 2000 and $1,718,000 December 31, 1999.
Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $69,000 and $86,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2000 and December 31, 1999, respectively.

         Income tax payments were approximately $368,000, $227,000 and $32,000 in 2000, 1999 and 1998, respectively.

NOTE 4--TRANSACTIONS WITH PARENT

         The Parent provides certain financial and administrative services to the Company pursuant to a service agreement. The amount of expenses allocated by the Parent and those covered under the service agreement totaled $360,000, $408,000 and $408,000 in 2000, 1999 and 1998.

         The advances from Parent were made under a demand convertible promissory note with interest at 5.7%. The balance of the note including accrued interest, which amounted to $2,427,000 at December 31, 1998, was convertible into common stock of the Company at the option of the Parent at a conversion price of $1.75 per share. On September 30, 1999, the Parent converted the note balance which amounted to $2,531,942, including accrued interest into 1,446,823 shares of the Company's common stock resulting in an increase in the Parent' ownership interest to 72.5%. The Parent had previously converted $350,000 of this note into 200,000 common shares in June 1996 and $875,000 into 500,000 common shares in November 1997. Advances from the Parent on the balance sheet represent an advance payable to the Parent of approximately $499,000 at December 31, 2000 and $498,000 at December 31, 1999 with interest at 5.7%. Interest on the net advances amounted to $31,000, $143,000 and $156,000, in 2000, 1999 and
1998, respectively, and is included in the net balance due the Parent. It is anticipated that the advances will be repaid within one year; accordingly, the advances are reflected as current at December 31, 2000.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 4--TRANSACTIONS WITH PARENT--CONTINUED

         The Company has deferred the gain on the sale of real property to its Parent of approximately $161,000. The premises are leased from the Parent under a 10-year net lease expiring August 31, 2010 at an annual rental of $150,000 plus applicable taxes.

         The Company manufactured certain products for the Parent through February 1999. Sales of the products were $23,000 and $172,000 in 1999 and 1998, respectively.

NOTE 5--RELATED PARTY TRANSACTIONS

         For the years ended December 31, 2000, 1999 and 1998, respectively, the Company paid premiums of approximately $588,000, $467,000 and $348,000, for insurance through a director and stockholder, and the relative of a director and stockholder.

         For the years ended December 31, 2000, 1999 and 1998, respectively, legal fees of $52,000, $45,000 and $47,000, were paid to an attorney who acts as general counsel and Secretary for the Company and the Parent and is a director of the Parent.

         Subcontract manufacturing is performed for the Company by a company of which a director of the Company is President and one of the owners. Subcontract manufacturing purchases from this company amounted to approximately $2,302,000, $1,728,000 and $2,245,000 in 2000, 1999 and 1998, respectively.

NOTE 6--COMMITMENTS AND CONTINGENCIES

Commitments

         Lytton leases its operating facilities from an entity, which is owned by Lytton's former owner and former President. The operating lease, which expires July 31, 2002, requires annual lease payments of approximately $218,000, adjusted each year based on the Consumer Price Index, and contains renewal options for a period of five to ten years at the then fair market rental value. The Company leases several facilities including that of Lytton and those under lease from its Parent which expire at various dates through 2010 generally with renewal options for five years at the then fair market rental value. The Company's aggregate lease commitments at December 31, 2000, are approximately:
2001---$706,000, 2002---$542,000, 2003---$402,000, 2004---$410,000 and
2005---$491,000. Total rent expense was approximately $818,000, $806,000 and $817,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton amounted to approximately $80,000 for the year ended December 31, 2000 and $86,000 for the year ended December 31, 1999.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

         On February 27, 1995 the Company granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the Company granted a non-qualified stock option for 10,000 shares which vested immediately, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The Company received cash payment of the par value and the balance in three year promissory notes presented in the stockholders' equity section of the balance sheet, with interest at 6.19%.

         In June 1997, the Company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, with 325,000 of these options outstanding at December 31, 2000. On June 30, 1999, the Company granted 52,000 options exercisable for three years through September 29, 2002 at $4.00 per share with 10,000 options outstanding at December 31, 2000. On August 25, 1999, the Company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at December 31, 2000. On December 15, 1999 the Company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 13,000 options outstanding at December 31, 2000. On May 24, 2000, the Company granted 3,000 options exercisable for three years through May 23, 2003 at $4.00 per share, which remain outstanding at December 31, 2000. On October 16, 2000, the Company granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002.

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

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 7--STOCK OPTIONS--CONTINUED

         The Company entered into a consulting agreement on July 1, 1999 for financial advisory services which ended on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of the Company's common stock exercisable at $3.50 per share that expired on September 15, 2000. These options were valued at $40,000 resulting in approximately $23,000 expense during 2000 and $17,000 expense during 1999.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options issued during 2000, 1999 and 1998, respectively: risk-free interest rate of 5.88%, 5.20% and 5.55%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .85, .67 and .58; and an expected life of the options of 3 years, 1.8 years, and 3 years.

         The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee's stock options.

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information for options issued is as follows:

                                                2000         1999         1998
                                              --------     --------     --------
       Pro forma net income                   $557,000     $233,000     $790,000
                                              ========     ========     ========
       Pro forma earnings per share:
          Basic                               $    .09     $    .04     $    .15
                                              ========     ========     ========
          Diluted                             $    .09     $    .04     $    .13
                                              ========     ========     ========

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 7--STOCK OPTIONS--CONTINUED

         A summary of the Company's stock option activity, for the years ended December 31, follows:

                                                  2000                          1999                          1998
                                       --------------------------    --------------------------    --------------------------
                                                  WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                       OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                       --------    --------------    --------    --------------    --------    --------------
Outstanding-beginning of year           688,250                       590,350                       699,100
Granted                                  93,000           $2.06       187,000           $3.73         6,250            $4.25
Exercised                              (145,000)           1.75       (50,000)           1.00      (115,000)           $1.00
Expired                                (176,000)           3.57       (39,100)           2.77            --
                                       --------                      --------                      --------
Outstanding-end of year                 460,250                       688,250                       590,350
                                       ========                      ========                      ========
Outstanding and exercisable
  at end of year:
May 1994 options                             --                            --                        56,600             1.00
February and April 1995 options              --                       150,000           $1.75       152,500             1.75
June 1997 options                       325,000           $3.25       345,000            3.25       375,000             3.25
May 1998 options                          6,250            4.25         6,250            4.25         6,250             4.25
June, August and December 1999
   options, and May 2000 options         39,000            4.00        87,000            4.00            --
July 1999 options                            --                       100,000            3.50            --
October 2000 options                     30,000            2.00            --                            --
                                       --------                      --------                      --------
                                        400,250                       688,250                       590,350
                                       ========                      ========                      ========
Weighted-average fair value of
   options granted during the year     $    .44                      $    .59                      $   2.04
                                       ========                      ========                      ========

         The remaining average contractual life at December 31, 2000 is 2.8 years for the October 2000 options, 3.6 years for the June 1999, August 1999, December 1999 and May 2000 options, .4 years for the 1998 options and 1.5 years for the June 1997 options. There are 90,000 October 2000 options with a $2.00 exercise price which are included in outstanding options at December 31, 2000 of which 30,000 were vested and reflected as exercisable.

NOTE 8--COMMON STOCK

         The Company has 460,250 shares reserved for future issuance at December 31, 2000, including: 325,000 shares for 1997 options; 6,250 shares for 1998 options; 36,000 shares for 1999 options; and 93,000 shares for 2000 options.

NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following summarizes certain quarterly operating data:

                                     YEAR ENDED DECEMBER 31, 2000                      YEAR ENDED DECEMBER 31, 1999
                              --------------------------------------------     -------------------------------------------
                              MARCH 31    JUNE 30     SEPT. 30     DEC. 31     MARCH 31     JUNE 30    SEPT. 30    DEC. 31
                              --------    -------     --------     -------     --------     -------    --------    -------
                                                            (In thousands except per share data)
Net Sales                     $12,638     $12,280     $13,616      $14,178      $ 9,835     $10,457    $14,129     $13,899
Gross profit                    1,162       1,420       1,700        1,920        1,016       1,257      2,079       1,389
Net income (loss)                (201)        (36)        224          578         (149)          2        626        (176)
Earnings (loss) per share:
   Basic                      $  (.03)    $  (.01)    $   .03      $   .09      $  (.03)    $    --    $   .12     $  (.03)
   Diluted                    $  (.03)    $  (.01)    $   .03      $   .09      $  (.03)    $    --    $   .10     $  (.03)

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)--CONTINUED

         Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

         The Company recorded an adjustment to the valuation allowance relating to its deferred tax asset of approximately $303,000 during the fourth quarter of 2000, $145,000 during the fourth quarter of 1999 and $400,000 during the fourth quarter of 1998.

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

NOTE 11--CAPITAL EXPENDITURES, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

         Summarized financial information in accordance with FAS 131 for the Company's one reportable segment is shown in the following table.

       CAPITAL EXPENDITURES             2000            1999            1998
       --------------------         ------------    ------------   ------------
                                    $    893,269    $  1,475,823    $    832,410
                                    ============    ============    ============

       GEOGRAPHIC AREA SALES                            2000            1999
       ---------------------        ------------    ------------    ------------
       United States                $ 47,843,141    $ 44,501,810    $ 40,019,478
       Europe(1)                       4,869,678       3,818,286       4,646,447
                                    ------------    ------------    ------------
                                    $ 52,712,819    $ 48,320,096    $ 44,665,925
                                    ============    ============    ============

(1)      Techdyne (Europe) sales are primarily to customers in the United
         Kingdom.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 11--CAPITAL EXPENDITURES, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

GEOGRAPHIC AREA PROPERTY, PLANT AND EQUIPMENT (NET)           2000            1999           1998
---------------------------------------------------       -------------   ------------   ------------
United States                                             $   3,918,081   $  4,074,801   $  3,689,894
Europe                                                        1,073,388      1,284,854      1,386,142
                                                          -------------   ------------   ------------
                                                          $   4,991,469   $  5,359,655   $  5,076,036
                                                          =============   ============   ============


         Sales to major customers are as follows:
                                                                     YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
MAJOR CUSTOMERS                                               2000            1999           1998
---------------                                           -------------   ------------   ------------
Motorola(1)                                               $          --   $  6,338,000   $  4,488,000
Illinois Tool Works                                          10,196,000      7,195,000      8,183,000
Alcatel(2)                                                    6,179,000             --             --
Trilithic(2)                                                  6,177,000             --             --

(1)      Less than 10% of sales for 2000.
(2)      Less than 10% of sales for 1999 and 1998.

         A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse affect on the Company's operations if such sales were not replaced.

         Sales to Illinois Tool Works (PMI Food Equipment Group) by Lytton, represented approximately 38% and 32% of Lytton's sales and 19% and 15% of consolidated sales for the years ended December 31, 2000 and 1999, respectively.

         Sales to Compaq Computer Corp., which at one time was a major customer of Techdyne (Europe) amounted to $139,000 in 2000, $209,000 in 1999 and $1,192,000 in 1998 representing 3%, 5% and 26% of the sales of Techdyne (Europe) for 2000, 1999 and 1998, respectively.

NOTE 12--REPURCHASE OF COMMON STOCK

         In October, 2000, the Company repurchased and cancelled 40,000 shares of its common stock with a repurchase cost of approximately $31,000. The Company currently has no formal plan to repurchase additional shares.