Form 10-Q
period 2001-03-31
TECHDYNE INC
filed 2001-05-14
CIK 764039

FORM 10--Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 0-14659

                                    TECHDYNE, INC.
                  -----------------------------------------------------
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

                                 (305) 556-9210
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -  6,556,990 shares as of April 30, 2001.

                          TECHDYNE, INC. AND SUBSIDIARIES
                          -------------------------------

                                     INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2001 and March 31, 2000 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months ended March 31, 2001 and March 31, 2000.

     2) Consolidated Condensed Balance Sheets as of March 31, 2001 and December 31, 2000.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000.

     4)  Notes to Consolidated Condensed Financial Statements as of March 31,
         2001.

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

                          TECHDYNE, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        2001         2000
                                                        ----         ----
Revenues:
  Sales                                              $13,244,127   $12,638,394
  Interest and other income                                9,189        10,219
                                                     -----------   -----------
                                                      13,253,316    12,648,613

Cost and expenses:
  Cost of goods sold                                  11,776,275    11,475,966
  Selling, general and administrative expenses         1,143,955     1,198,380
  Interest expense                                       193,236       194,966
                                                     -----------   -----------
                                                      13,113,466    12,869,312

Income (loss) before income taxes                        139,850      (220,699)

Income tax provision (benefit)                           139,066       (19,696)
                                                     -----------   -----------

   Net income (loss)                                 $       784   $  (201,003)
                                                     ===========   ===========

Earnings (loss) per share:
   Basic                                                 $--           $(.03)
                                                         ===           =====
   Diluted                                               $--           $(.03)
                                                         ===           =====

See notes to consolidated condensed financial statements.

                          TECHDYNE, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       March 31,   December 31,
                                                         2001         2000(A)
                                                       ---------   ------------
                                                      (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                          $   151,263   $   506,824
  Accounts receivable, less allowances of
   $134,000 at March 31, 2001
   and $120,000 at December 31, 2000                   8,775,375     7,851,926
  Inventories, less allowances for obsolescence
   of $709,000 at March 31, 2001 and $783,000 at
   December 31, 2000                                   9,788,750    10,183,134
  Prepaid expenses and other current assets              632,278       701,507
  Deferred tax asset                                     498,097       498,097
                                                     -----------   -----------
          Total current assets                        19,845,763    19,741,488

Property and equipment:
  Land and improvements                                  170,400       178,800
  Buildings and building improvements                    657,994       690,431
  Machinery and equipment                              7,700,880     7,654,995
  Tools and dies                                         448,092       450,583
  Leasehold improvements                                 652,531       621,788
                                                     -----------   -----------
                                                       9,629,897     9,596,597
  Less accumulated depreciation and amortization       4,868,345     4,605,128
                                                     -----------   -----------
                                                       4,761,552     4,991,469
Deferred expenses and other assets                        40,450        41,193
Costs in excess of net tangible assets acquired,
   less accumulated amortization of $495,000 at
   March 31, 2001 and $459,000 at December 31, 2000    3,064,975     3,101,635
                                                     -----------   -----------
                                                     $27,712,740   $27,875,785
                                                     ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 3,870,858   $ 4,248,750
  Accrued expenses                                     1,739,918     1,826,546
  Current portion of long-term debt                      623,403       625,048
  Income taxes payable                                   144,187        99,433
  Advances from Parent                                   281,370       498,900
                                                     -----------   -----------
          Total current liabilities                    6,659,736     7,298,677

Deferred gain on sale of real estate                     161,047        161,047
Long-term debt, less current portion                   9,112,608      8,582,289
Deferred income taxes                                    252,600        252,600

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized
   10,000,000 shares; issued and outstanding
   6,596,990 shares                                       65,570        65,570
  Capital in excess of par value                      11,592,995    11,592,995
  Retained earnings                                      561,366       560,582
  Accumulated other comprehensive loss                  (277,532)     (222,325)
  Notes receivable from options exercised               (415,650)     (415,650)
                                                     -----------   -----------
          Total stockholders' equity                  11,526,749    11,581,172
                                                     -----------   -----------
                                                     $27,712,740   $27,875,785
                                                     ===========   ===========

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission in March 2001.

See notes to consolidated condensed financial statements.

                          TECHDYNE, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                          -----------------
                                                          2001         2000
                                                          ----         ----
Operating activities:
  Net income (loss)                                  $       784   $  (201,003)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation                                         313,158       304,696
    Amortization                                          37,660        40,832
    Provision for inventory obsolescence                 112,971       117,938
    Consultant stock option expense                                      8,276
    Increase (decrease) relating to operating
     activities from:
      Accounts receivable                               (961,269)      (83,410)
      Inventories                                        260,764       495,828
      Prepaid expenses and other current assets           62,700      (298,987)
      Accounts payable                                  (369,382)   (1,027,590)
      Accrued expenses                                   (74,748)       51,465
      Income taxes payable                                44,754      (123,554)
                                                     -----------   -----------
          Net cash used in operating activities         (572,608)     (715,509)

Investing activities:
  Additions to property and equipment, net of
   minor disposals                                      (132,608)     (120,140)
  Deferred expenses and other assets                        (717)         (400)
                                                     -----------   -----------
          Net cash used in investing activities         (133,325)     (120,540)

Financing activities:
  Line of credit net borrowings (payments)               685,660       854,863
  Proceeds from long-term borrowings                         ---       150,000
  Payments on long-term borrowings                      (138,032)     (143,886)
  Exercise of stock options                                  ---         1,450
  (Decrease) increase in advances from parent           (217,530)       (3,950)
  Deferred financing costs                                  (263)          ---
                                                     -----------   -----------
          Net cash provided by financing activities      329,835       858,477

Effect of exchange rate fluctuations on cash              20,537         1,275
                                                     -----------   -----------

(Decrease) increase in cash and cash equivalents        (355,561)       23,703

Cash and cash equivalents at beginning of year           506,824       190,343
                                                     -----------   -----------

Cash and cash equivalents at end of period              $151,263      $214,046
                                                     ===========   ===========

See notes to consolidated condensed financial statements.

                          TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

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

Inventories

     Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                      March 31,    December 31,
                                                        2001           2000
                                                      ---------     -----------
     Finished goods                                  $   764,709   $   658,966
     Work in process                                   2,049,846     2,586,900
     Raw materials and supplies                        6,974,195     6,937,268
                                                     -----------   -----------
                                                     $ 9,788,750   $10,183,134
                                                     ===========   ===========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:

                                                      March 31,    December 31,
                                                        2001           2000
                                                      ---------    -----------
     Accrued compensation                            $   478,031   $   518,436
     Other                                             1,261,887     1,308,110
                                                     -----------   -----------
                                                     $ 1,739,918   $ 1,826,546

Earnings (Loss) per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2001 or for the same period of the preceding year, as a result of exercise prices, and for 2000 the net loss, and to include them would be anti-dilutive.

                          TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)



NOTE 1--Summary of Significant Accounting Policies--Continued

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        2001         2000
                                                        ----         ----
     Net income (loss)

$       784   $  (201,003)
                                                     ===========   ===========
     Weighted average shares                           6,556,990     6,509,353
                                                       =========     =========

     Earnings (loss) per share:
       Basic                                             $--           $(.03)
                                                         ===           =====
       Diluted                                           $--           $(.03)
                                                         ===           =====

      The Company has various potentially dilutive stock options.  See Note 7.

Comprehensive Income (Loss)

     Comprehensive loss consists of the net (income) loss and foreign currency translation adjustments.

     Below is a detail of comprehensive loss for the three months ended March 31, 2001 and March 31, 2000:

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        2001         2000
                                                        ----         ----
     Net income (loss)                               $       784   $  (201,003)
     Other comprehensive loss:
     Foreign currency translation                        (55,207)      (10,165)
                                                     -----------   -----------
     Comprehensive loss                              $   (54,423)  $  (211,168)
                                                     ===========   ===========

New Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. Since the Company does not presently utilize derivative financial instruments, the adoption of FAS 133 has had no effect on its results of operations, financial position or cash flows.

NOTE 2--Interim Adjustments

     The financial summaries for the three months ended March 31, 2001 and March 31, 2000 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 2000.

                          TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 3--Long-term Debt

     In February, 2000, the Company refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.50%. This line of credit had an outstanding balance of approximately $4,500,000 at March 31, 2001 and $3,883,000 at December 31, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approxi-mately $783,000 at March 31, 2001 and $833,000 at December 31, 2000. The
loans are secured by the business assets of the Company and are cross collateralized with the debt of Lytton. The refinancing represents a non-cash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95).

     In conjunction with the Company's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of the Company's loan agreements.

     Lytton has a $3,000,000 three year committed line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%. There was an outstanding balance on this loan of approximately $2,855,000 at March 31, 2001 and $2,786,000 December 31, 2000. Lytton has a $1,400,000
installment loan with interest at prime minus 1/4% and monthly payments of $23,333 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $966,000 at March 31, 2001 and $1,028,000 at December 31, 2000. Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 with interest at prime minus 1/4%. This loan had an outstanding balance of $78,000 at March 31, 2001 and $150,000 at December 31, 2000. All of these bank loans are secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at Libor plus 2.50%.

     The prime rate was 8% as of March 31, 2001, and 9.5% as of December 31, 2000.

     Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $54,000 at March 31, 2001 and $66,000 at December 31, 2000 and is secured by equipment.

     In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $384,000 at March 31, 2001 and $414,000 at December 31, 2000 based on exchange rates in effect at each of these dates.

     Interest payments on debt amounted to approximately $193,000 for the three months ended March 31, 2001 and $152,000 for the same period of the preceding year.

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

                          TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 4--Income Taxes-Continued

     The Company had domestic income tax expense (benefit) of approximately $139,000 for the three months ended March 31, 2001 and $(20,000) for the same period of the preceding year.

     Techdyne (Europe) had no income tax expense or benefit for the three months ended March 31, 2001 or the same period of the preceding year due to its loss and it having utilized all available tax loss carrybacks.

     Income tax payments amounted to $2,000 for the three months ended March 31, 2001 and $332,000 for the same period of the preceding year.

NOTE 5--Transactions with Parent

     The Parent provides certain financial and administrative services to the Company under a service agreement. The amount of expenses covered under the service agreement totaled $90,000 for the three months ended March 31, 2001 and for the same period of the preceding year.

     Advances from the Parent on the balance sheet represent an advance payable to the Parent of approximately $281,000 at March 31, 2001 and $499,000 at December 31, 2000 with interest at 5.7%. Interest on the advances amounted to approximately $5,000, for the three months ended March 31, 2001 and $7,000 for the same period of the preceding year and is included in the net balance due the Parent. It is anticipated that the advances will be repaid within one year; therefore the advances are reflected as current at March 31, 2001.

NOTE 6--Commitments and Contingencies

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton amounted to approximately $20,000 for the three months ended March 31, 2001 and approximately $22,000 for the same period of the preceding year.

     Lytton leases its operating facilities from an entity owned by the former President and currently the part-time Assistant to the President of Lytton and his wife, the former owner of Lytton. The lease expires July 31, 2002 and requires annual lease payments of approximately $218,000, adjusted each year based upon the Consumer Price Index. During the three months ended March 31, 2001, approximately $58,000 was paid under the lease compared to approximately $56,000 for the same period of the preceding year.

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

                          TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 7--Stock Options-Continued

     In June 1997, the Company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, with 325,000 of these options outstanding at March 31, 2001. On June 30, 1999, the Company granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share with 10,000 options outstanding at March 31, 2001. On August 25, 1999, the Company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options out-standing at March 31, 2001. On December 15, 1999 the Company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 13,000 options outstanding at March 31, 2001. On May 24, 2000, the Company granted 3,000 options exercisable fro three years through May 23, 2002 at $4.00 per share, which remain outstanding at March 31, 2001. On October
16, 2000, the Company granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002.

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

NOTE 8--Acquisition

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

NOTE 9--Sale of Parent's Interest

     On April 6, 2001, the Company's parent, Medicore, Inc., entered into an Agreement for Sale and Purchase of Shares with Simclar International Limited ("Simclar"), a private United Kingdom company, and the Company, pursuant to which Medicore agreed to sell its 71.3% interest in the Company's common stock to Simclar. The sale is subject to Medicore shareholder approval.

NOTE 10--Cessation of Scotland Manufacturing Operations

     As a result of continuing operating losses, in April 2001 the Company decided to discontinue the manufacturing operations of it European subsidiary, Techdyne (Europe) Limited, which is expected to occur by the beginning of June 2001. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar pursuant to which Simclar will manufacture products for Techdyne (Europe) and assist in management coordination. The Company estimates it will initially incur a cost of approximately $250,000, primarily from post-employment benefits, as a result of this decision.

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

Results of Operations

     Consolidated revenues increased approximately $605,000 (5%) for the three months ended March 31, 2001 compared to the same period of the preceding year. There was an increase in domestic sales of $678,000 (6%), and a decrease in European sales of $72,000 (7%) for the three months ended March 31, 2001 compared to the same period of the preceding year. Although domestic sales reflected an overall increase, there was a sharp decrease of $1,122,000 in Techdyne sales which was more than offset by an increase of $1,800,000 in Lytton sales. Techdyne sales, which are comprised largely of cable and harness assemblies, have been affected substantially by the general economic slowdown with customers pushing out orders due to a downturn in the economic outlook in their particular industries. Lytton is more focused on printed circuit board manufacturing, primarily for the food preparation equipment industry. While Lytton sales have been affected by a downturn in the economic outlook of customers in the industries it serves, such was not the case during the first quarter of 2001.

     Significant reductions in sales of Techdyne (Europe) over recent years have resulted in continuing losses, with net operating losses for this subsidiary amounting to $170,000 for the three months ended March 31, 2001 and $93,000 for the period of the preceding year. In April 2001, continuing losses resulted in our decision to discontinue manufacturing operations of this subsidiary in conjunction with which the Company estimates it will incur a cost of up to approximately $250,000, primarily from post-employment benefits. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar International Limited, a private United Kingdom company with which the Company's parent has entered into an agreement to sell the parent's interest in the Company. See Notes 9 and 10 to "Notes to Consolidated Condensed Financial Statements."

     Approximately 49% of our consolidated sales for the three months ended March 31, 2001 were made to four customers. Customers generating at least 10% of sales included ITW (formerly PMI Food Equipment Group) (20%) and Trilithic (11%). Approximately $2,623,000 (34%) of Lytton's sales for the three months ended March 31, 2001 were to its major customer, ITW. The loss of, or substantially reduced sales to any major customer would have an adverse effect on our operations if such sales are not replaced.

     Cost of goods sold as a percentage of sales amounted to 89% for the three months ended March 31, 2001 and 91% for the same period of the preceding year reflecting changes in product and customer mix.

     Selling, general and administrative expenses, decreased by approximately $54,000 (5%) for the three months ended March 31, 2001 compared to the same period of the preceding year. The decrease in 2001 compared to the preceding year reflected the overall result of management cost reduction efforts. Selling, general and administrative expenses amounted to approximately 9% of sales for the three months ended March 31, 2001 and for the same period of the preceding year.

     Interest expense remained relatively stable decreasing approximately $2,000 for the three months ended March 31, 2001 compared to the same period of the preceding year. The prime rate was 8% at March 31, 2001 and 9.50% at December 31, 2000.

Liquidity and Capital Resources

     We had working capital of $13,186,000 at March 31, 2001, an increase of $743,000 (6%) during the first quarter of 2001. Included in the changes in components of working capital was a decrease of $356,000 in cash and cash equivalents, which included net cash used in operating activities of $573,000, net cash used in investing activities of $133,000, (primarily from additions to property and equipment), and net cash provided by financing activities of $330,000 (including net line of credit borrowings of $686,000, payments on long-term debt of $138,000 and decrease in advances from parent of $217,000).

     On February 9, 2000, we entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced the line of credit and the three commercial loans with NationsBank of Florida and a smaller borrowing from another Florida bank. The new financing includes a three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election. The line of credit had an outstanding balance of $4,500,000 at March 31, 2001 and $3,883,000 at December 31, 2000,
and five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The term loan had an outstanding balance of $783,000 at March 31, 2001 and $833,000 at December 31, 2000. See Note 3
to "Notes to Consolidated Condensed Financial Statements."

     Lytton has a $3,000,000 three year committed line of credit, a $1,400,000 term loan, and a $500,000 equipment loan agreement with the same bank as the Company's credit facility. The line of credit, originally for one year, was amended to a three-year term coinciding with the term of the Company's line of credit with the interest rates the same as provided to the Company in its credit facilities. The line of credit had an outstanding balance of $2,855,000 at March 31, 2001 and $2,786,000 at December 31, 2000.
The term loan had a balance of $966,000 at March 31, 2001 and $1,028,000 at December 31, 2000. The equipment loan agreement had an outstanding balance of $78,000 at March 31, 2001 and $150,000 at December 31, 2000. See Note 3
to "Notes to Consolidated Condensed Financial Statements."

     Lytton has an equipment loan maturing in April 2001 which had an outstanding balance of $54,000 at March 31, 2001 and $66,000 at December 31, 2000. In July, 1994 Techdyne (Europe) purchased the facility in Scotland housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $384,000 at March 31, 2001 and $414,000 at December 31, 2000, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

     In April 2001, the Company's parent, Medicore, Inc. executed an agreement to sell its 71.3 % ownership in the Company to Simclar International Limited, a private Scottish company engaged in contract manufacturing. The agreement is subject to Medicore shareholder approval. See Bite 9 "Notes to Consolidated Condensed Financial Statements."

     We believe that current levels of working capital, working capital from operations and financing availability under our credit facilities will be adequate to successfully meet liquidity demands for at least the next twelve months.

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

                        PART II -- OTHER INFORMATION
                        -------    -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     (a)  Exhibits

          Part I Exhibits

          (99)  Additional Exhibits

                (i) Management Agreement between Techdyne (Europe) Limited and Simclar International Limited dated May 3, 2001.

          Part II Exhibits

          None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TECHDYNE, INC.

                                     /s/ Daniel R. Ouzts

                                  By--------------------------------------
                                    DANIEL R. OUZTS, Vice President/
                                    Finance, Controller and Chief
                                    Accounting Officer

Dated: May 14, 2001