Form 10-Q/A
period 2001-03-31
TECHDYNE INC
filed 2001-05-15
CIK 764039

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

     (a)  Exhibits

          Part I Exhibits

          (99)  Additional Exhibits

                (i) Management Agreement between Techdyne (Europe) Limited and Simclar International Limited dated May 3, 2001(1).

          Part II Exhibits

          None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended March 31, 2001.

-------------

(1) Filed herein as Exhibit (99)(i);exhibit inadvertently omitted from the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2001.


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

Dated: May 15, 2001

Exhibit Index

(99)  Additional Exhibits

      (i) Management Agreement between Techdyne (Europe) Limited and Simclar International Limited dated May 3, 2001.