Form 10-Q
period 2001-06-30
TECHDYNE INC
filed 2001-08-14
CIK 764039

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes [X] or No [ ]

Common Stock Outstanding

      Common Stock, $.01 par value - 6,556,990 shares as of July 31, 2001.

                         TECHDYNE, INC. AND SUBSIDIARIES
                         -------------------------------

                                      INDEX


PART I   --   FINANCIAL INFORMATION
------        ---------------------

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 2001 and June 30, 2000 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements
-------  --------------------

         1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2001 and June 30, 2000.

         2) Consolidated Condensed Balance Sheets as of June 30, 2001 and December 31, 2000.

         3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000.

         4) Notes to Consolidated Condensed Financial Statements as of June 30, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

PART II  --   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------


Item 1.  Financial Statements
-------  --------------------


                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2000            2001            2000
                                                      ----            ----            ----            ----
Revenues:
   Sales                                          $  9,311,956    $ 12,280,407    $ 22,556,083    $ 24,918,801
   Interest and other income                           172,946          16,572         182,135          26,791
                                                  ------------    ------------    ------------    ------------
                                                     9,484,902      12,296,979      22,738,218      24,945,592
Cost and expenses:
   Cost of goods sold                                8,990,433      10,859,971      20,766,708      22,335,937
   Selling, general and administrative expenses        975,806       1,204,937       2,119,761       2,403,317
   Stock option note writeoff and bonus
      compensation                                     304,000              --         304,000              --
   Shutdown of Scotland manufacturing
      operations                                       225,000              --         225,000              --
   Provision for doubtful accounts                     104,000              --         104,000              --
   Interest expense                                    168,356         202,669         361,592         397,635
                                                  ------------    ------------    ------------    ------------
                                                    10,767,595      12,267,577      23,881,061      25,136,889
                                                  ------------    ------------    ------------    ------------

(Loss) income before income taxes                   (1,282,693)         29,402      (1,142,843)       (191,297)

Income tax (benefit) provision                        (114,323)         65,039          24,743          45,343
                                                  ------------    ------------    ------------    ------------

   Net loss                                       $ (1,168,370)   $    (35,637)   $ (1,167,586)   $   (236,640)
                                                  ============    ============    ============    ============

Loss per share:
   Basic                                          $       (.18)   $       (.01)   $       (.18)   $       (.04)
                                                  ============    ============    ============    ============
   Diluted                                        $       (.18)   $       (.01)   $       (.18)   $       (.04)
                                                  ============    ============    ============    ============


See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                        June 30,      December 31,
                                                                          2001           2000(A)
                                                                      ------------    ------------
                                                                      (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                           $    147,886    $    506,824
  Accounts receivable, less allowances of $241,000 at June 30, 2001
    and $120,000 at December 31, 2000                                    6,844,393       7,851,926
  Inventories, less allowances for obsolescence of $462,000 at
    June 30, 2001 and $783,000 at December 31, 2000                      9,186,753      10,183,134
  Prepaid expenses and other current assets                                715,839         701,507
  Deferred tax asset                                                       498,097         498,097
                                                                      ------------    ------------
         Total current assets                                           17,392,968      19,741,488

Property and equipment:
  Land and improvements                                                    170,400         178,800
  Buildings and building improvements                                      657,994         690,431
  Machinery and equipment                                                7,824,809       7,654,995
  Tools and dies                                                           315,875         450,583
  Leasehold improvements                                                   531,812         621,788
                                                                      ------------    ------------
                                                                         9,500,890       9,596,597
  Less accumulated depreciation and amortization                         4,991,315       4,605,128
                                                                      ------------    ------------
                                                                         4,509,575       4,991,469
Deferred expenses and other assets                                          40,003          41,193
Costs in excess of net tangible assets acquired, less accumulated amortization of $532,000 at June 30, 2001
  and $459,000 at December 31, 2000                                      3,028,315       3,101,635
                                                                      ------------    ------------
                                                                      $ 24,970,861    $ 27,875,785
                                                                      ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $  3,044,663    $  4,248,750
  Accrued expenses                                                       1,401,006       1,826,546
  Current portion of long-term debt                                        624,660         625,048
  Income taxes payable                                                      79,176          99,433
  Advances payable to Medicore                                             189,330         498,900
                                                                      ------------    ------------
         Total current liabilities                                       5,338,835       7,298,677

Deferred gain on sale of real estate                                            --         161,047
Long-term debt, less current portion                                     8,813,276       8,582,289
Deferred income taxes                                                      252,600         252,600

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 6,556,990 shares                                 65,570          65,570
  Capital in excess of par value                                        11,592,995      11,592,995
  (Deficit) retained earnings                                             (607,004)        560,582
  Accumulated other comprehensive loss                                    (277,586)       (222,325)
  Notes receivable from options exercised                                 (207,825)       (415,650)
                                                                      ------------    ------------
         Total stockholders' equity                                     10,670,150      11,581,172
                                                                      ------------    ------------
                                                                      $ 24,970,861    $ 27,875,785
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

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                     2001           2000
                                                                 -----------    -----------
Operating activities:
  Net loss                                                       $(1,167,586)   $  (236,640)
  Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
    Depreciation                                                     659,500        615,574
    Amortization                                                      74,483         86,776
    Provision for inventory obsolescence                             189,805        239,950
    Bad debt expense                                                 104,000             --
    Consultant stock option expense                                       --         16,553
    Gain on asset sale                                              (161,047)            --
    Forgiveness of stock option notes                                207,825             --
    Increase (decrease) relating to operating activities from:
      Accounts receivable                                            862,711        369,870
      Inventories                                                    778,727       (863,393)
      Prepaid expenses and other current assets                      (21,443)      (331,747)
      Accounts payable                                            (1,193,699)       221,496
      Accrued expenses                                              (411,718)       302,426
      Income taxes payable                                           (20,257)      (139,678)
                                                                 -----------    -----------
         Net cash (used in) provided by operating activities         (98,699)       281,187

Investing activities:
  Additions to property and equipment, net of minor
      disposals                                                     (235,238)      (735,246)
  Subsidiary acquisition payments                                         --       (395,806)
  Deferred expenses and other assets                                    (423)        (4,544)
                                                                 -----------    -----------
         Net cash used in investing activities                      (235,661)    (1,135,596)

Financing activities:
  Proceeds from long-term borrowings                                      --        150,000
  Line of credit net borrowings                                      524,692        889,644
  Payments on long-term borrowings                                  (271,868)      (283,778)
  Exercise of stock options                                               --          1,450
  Increase (decrease) in advances from Medicore                     (309,570)        13,093
  Deferred financing costs                                              (310)            --
                                                                 -----------    -----------
         Net cash (used in) provided by financing activities         (57,056)       770,409

Effect of exchange rate fluctuations on cash                          32,478         26,369
                                                                 -----------    -----------

Decrease in cash and cash equivalents                               (358,938)       (57,631)

Cash and cash equivalents at beginning of period                     506,824        190,343
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $   147,886    $   132,712
                                                                 ===========    ===========


See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 1--Summary of Significant Accounting Policies

Consolidation

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 71.3% owned subsidiary of Simclar International Holdings Limited ("Holdings"), the parent company of Simclar International Limited ("Simclar"), which purchased 4,674,620 shares (71.3%) of common stock of the Company from the Company's former parent, Medicore, Inc. ("Medicore"), on June 27, 2001, and on that date transferred the 71.3% interest to Holdings. Unless the context otherwise dictates, Holdings and Simclar will collectively be referred to as "Simclar" or the "Parent." See Notes 5 and 9.

Major Customers

         A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

Interest and Other Income

         Interest and other income is comprised as follows:

                                    Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                    -------------------   -------------------
                                      2001       2000       2001       2000
                                      ----       ----       ----       ----
              Interest Income       $  7,106   $ 12,458   $ 15,877   $ 20,374
              Other Income             4,793      4,114      5,211      6,417
              Gain on asset sales    161,047         --    161,047         --
                                    --------   --------   --------   --------
                                    $172,946   $ 16,572   $182,135   $ 26,791
                                    ========   ========   ========   ========

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

                                             June 30,    December 31,
                                               2001          2000
                                           -----------   -----------
              Finished goods               $   806,455   $   658,966
              Work in process                1,631,157     2,586,900
              Raw materials and supplies     6,749,141     6,937,268
                                           -----------   -----------
                                           $ 9,186,753   $10,183,134
                                           ===========   ===========

Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities is comprised as follows:

                                             June 30,    December 31,
                                               2001          2000
                                           -----------   -----------

              Accrued compensation         $   336,392   $   518,436
              Other                          1,064,614     1,308,110
                                           -----------   -----------
                                           $ 1,401,006   $ 1,826,546
                                           ===========   ===========

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 1--Summary of Significant Accounting Policies--Continued

Earnings (Loss) per Share

         Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or six months ended June 30, 2001 or for the same periods of the preceding year, as a result of exercise prices and the net losses, and to include them would be anti-dilutive.

         Following is a reconciliation of amounts used in the basic and diluted computations:

                             Three Months Ended            Six Months Ended
                                   June 30,                    June 30,
                          -------------------------   -------------------------
                              2001          2000          2001          2000
                              ----          ----          ----          ----
Net loss                  $(1,168,370)  $   (35,637)  $(1,167,586)  $  (236,640)
                          ===========   ===========   ===========   ===========

Weighted average shares     6,556,990     6,596,990     6,556,990     6,553,171
                          ===========   ===========   ===========   ===========

Loss per share:
   Basic                  $      (.18)  $      (.01)  $      (.18)  $      (.04)
                          ===========   ===========   ===========   ===========
   Diluted                $      (.18)  $      (.01)  $      (.18)  $      (.04)
                          ===========   ===========   ===========   ===========

         The Company has various potentially dilutive stock options. See Note 7.

Comprehensive Income (Loss)

         Comprehensive loss consists of the net (income) loss and foreign currency translation adjustments.

         Below is a detail of comprehensive loss for the three months and six months ended June 30, 2001 and June 30, 2000:

                                            Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                        --------------------------    --------------------------
                                            2001          2000          2001          2000
                                            ----          ----          ----          ----
         Net loss                       $(1,168,370)   $   (35,637)   $(1,167,586)   $  (236,640)
         Other comprehensive loss:
         Foreign currency translation           (54)       (89,371)       (55,261)       (99,536)
                                        -----------    -----------    -----------    -----------
         Comprehensive loss             $(1,168,424)   $  (125,008)   $(1,222,847)   $  (336,176)
                                        ===========    ===========    ===========    ===========

Revenue Recognition

         The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB1 101). Product sales are recorded upon delivery pursuant to agreed upon shipping terms.

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

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 2--Interim Adjustments

         The financial summaries for the three months and six months ended June 30, 2001 and June 30, 2000 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 2000.

NOTE 3--Long-term Debt

         In February, 2000, the Company refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.50%. This line of credit had an outstanding balance of approximately $4,486,000 at June 30, 2001 and $3,883,000 at December 31, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approximately $733,000 at June 30, 2001 and $833,000 at December 31, 2000. The loans are secured by the business assets of the Company and are cross collateralized with the debt of Lytton. The refinancing represents a non-cash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95).

         In conjunction with the Company's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of the Company's loan agreements.

         Lytton has a $3,000,000 three year committed line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%. There was an outstanding balance on this loan of approximately $2,708,000 at June 30, 2001 and $2,786,000 December 31, 2000. Lytton has a $1,400,000 installment loan with interest at prime minus 1/4% and monthly payments of $20,333 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $653,000 at June 30, 2001 and $1,028,000 at December 31, 2000.
Lytton also has a $500,000 equipment loan agreement with the same bank payable through February, 2003 with interest at prime minus 1/4%. This loan had an outstanding balance of $78,000 at June 30, 2001 and $150,000 at December 31, 2000. All of these bank loans are secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at Libor plus 2.50%.

         The prime rate was 6.75% as of June 30, 2001, and 9.5% as of December 31, 2000.

         Lytton had an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $66,000 at December 31, 2000 and was secured by equipment.

         In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $374,000 at June 30, 2001 and $414,000 at December 31, 2000 based on exchange rates in effect at each of these dates.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 3--Long-term Debt--Continued

         In conjunction with its purchase of Medicore's 71.3% interest in the Company, Simclar stated it will attempt to refinance all of the Company's long-term debt, as well as the advances payable to Medicore, within 60 days from June 27, 2001, the closing date of its purchase of Medicore's interest in the Company. See Notes 1, 5 and 9.

         Interest payments on debt amounted to approximately $173,000 and $366,000 for the three months and six months ended June 30, 2001 and $193,000 and $345,000 for the same periods of the preceding year.

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

         The Company had domestic income tax (benefit) expense of approximately $(114,000) and $25,000 for the three months and six months ended June 30, 2001 and $65,000 and $45,000 for the same period of the preceding year.

         Techdyne (Europe) had no income tax expense or benefit for the three months and six months ended June 30, 2001 or the same periods of the preceding year due to its loss.

         Income tax payments amounted to $128,000 and $130,000 for the three months and six months ended June 30, 2001 and $10,000 and $342,000 for the same periods of the preceding year.

NOTE 5--Transactions with Medicore

         The Company's former parent, Medicore, provided certain financial and administrative services to the Company under a service agreement. The amount of expenses covered under the service agreement totaled $90,000 and $180,000 for the three months and six months ended June 30, 2001 and for the same periods of the preceding year. Subsequent to Medicore's sale of its 71.3% ownership interest to Simclar on June 27, 2001, Medicore continued to provide services under the agreement through July 15, 2001, the termination date of the agreement, for additional consideration of $15,000.

         Advances payable to Medicore on the balance sheet were approximately $189,000 at June 30, 2001 and $499,000 at December 31, 2000 with interest at 5.7%. Interest on the advances amounted to approximately $3,000 and $8,000 for the three months and six months ended June 30, 2001 and $7,000 and $14,000 for the same periods of the preceding year and is included in the advance payable. Simclar agreed to attempt to refinance the Company's long-term debt and the advances payable to Medicore within 60 days from June 27, 2001, the closing date of its purchase of 71.3% of the Company. In the event that suitable financing is not available, Simclar, Medicore and the Company will agree on a date by which the Company will repay the advances in full. See Notes 1, 3 and 9. It is anticipated that the advances will be repaid within one year; therefore the advances are reflected as current at June 30, 2001.

         On March 27, 1990, the Company sold real property to Medicore. The gain on the sale of approximately $161,000, which was deferred due to the relationship of the parties, has been recognized as a result of Medicore's sale of its 71.3% interest in the Company to Simclar.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 6--Commitments and Contingencies

         Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton amounted to approximately $17,000 and $37,000 for the three months and six months ended June 30, 2001 and approximately $20,000 and $42,000 for the same periods of the preceding year.

         Lytton leases its operating facilities from an entity owned by Lytton Crossley, a director of the Company and the former President of Lytton, and his wife, the former owner of Lytton. The lease expires July 31, 2002 and requires annual lease payments of approximately $218,000, adjusted each year based upon the Consumer Price Index. During the six months ended June 30, 2001, approximately $115,000 was paid under the lease compared to approximately $112,000 for the same period of the preceding year.

NOTE 7--Stock Options

         In May 1994, the Company adopted a stock option plan for up to 250,000 options. The options were exercisable at $1 per share through May 24, 1999. On June 30, 1998, 115,000 of these options were exercised and on May 10, 1999, 50,000 of the remaining options were exercised. The Company received cash payment of the par value which amounted to $1,650 for the exercises of the options, with the balance in three year promissory notes, presented in the stockholders' equity section of the balance sheet, with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises. In June 2001, the Company forgave the remaining balance of $158,400 on the promissory notes on the May 1994 options and related accrued interest of $21,883. The remaining $4,950 in one promissory note for the 1994 options is presented in stockholders' equity.

         On February 27, 1995 the Company granted non-qualified stock options to directors of Techdyne and its subsidiaries for 142,500 shares exercisable at $1.75 per share for five-years. In April 1995, the Company granted a non-qualified stock option for 10,000 shares to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The Company received cash payment of the par value amounting to $1,450 and the balance in three year promissory notes, presented in the stockholders' equity section of the balance sheet, with interest at 6.19%. In June 2001, the Company forgave $49,425 of the promissory notes relating to the February and April 1995 options and related accrued interest of $4,098. The remaining balance of $202,875 in promissory notes relating to the February and April 1995 options is presented in stockholder's equity.

         In June 1997, the Company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, with 325,000 of these options outstanding at June 30, 2001 (320,000 at July 31, 2001). On June 30, 1999, the Company granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share with 10,000 options outstanding at June 30, 2001. On August 25, 1999, the Company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at June 30, 2001. On December 15, 1999 the Company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 8,000 options outstanding at June 30, 2001. On May 24, 2000, the Company granted 3,000 options exercisable for three years through May 23, 2002 at $4.00 per share, which remain outstanding at June 30, 2001. On October 16, 2000, the Company granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options having vested immediately, and originally the balance to vest one-third on October 16, 2001 and one-third on October 16, 2002; but based on the change in control of our Company (see Notes 5 and 9), all options vested on June 27, 2001, and 30,000 options were redeemed for $4,200.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 7--Stock Options--Continued

         In May, 1998, as part of the consideration pursuant to an agreement for investor relations and corporate communications services, the Company granted options for 25,000 shares of its common stock exercisable for three years at $4.25 per share, of which only options for 6,250 shares vested, and which options expired on May 14, 2001.

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

NOTE 8--Acquisition

         On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash and 300,000 shares of the Company's common stock. The Company guaranteed the seller a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. The total purchase price in excess of the fair value of net assets acquired is being amortized over 25 years. Additional consideration of approximately $396,000, $290,000 and $154,000 was paid in April 2000, April 1999 and April 1998, respectively, based on pre-defined sales levels. As the contingencies have been resolved, additional consideration due has been recorded as goodwill, and is being amortized over the remainder of the initial 25 year life of the goodwill.

NOTE 9--Sale of Medicore's Interest

         On April 6, 2001, the Company's then parent, Medicore, entered into an Agreement for Sale and Purchase of Shares with Simclar and the Company, pursuant to which Medicore agreed to sell its 71.3% interest in the Company's common stock to Simclar. The sale was subject to Medicore shareholder approval, which was obtained on June 27, 2001, on which date the sale was consummated.

NOTE 10--Cessation of Scotland Manufacturing Operations

         As a result of continuing operating losses, in the second quarter of 2001 the Company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe) Limited. In May, 2001, Techdyne (Europe) entered into a management agreement with Simclar pursuant to which Simclar manufactures products for Techdyne (Europe) and assists in management coordination. At June 30, 2001, the Company incurred costs of approximately $225,000, primarily from post-employment benefits, as a result of its discontinuing of its European manufacturing operations.

NOTE 11--Subsequent Event

         In August 2001, one of the Company's customers filed for reorganization under Chapter 11 of the Bankruptcy Act. As of June 30, 2001, this customer owed the Company approximately $215,000. At the time of its Chapter 11 filing, the customer owed the Company approximately $128,000. The Company has recorded a reserve of $104,000 as of June 30, 2001 for the estimated uncollectible receivable from this customer.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Information

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which we are engaged as a manufacturer, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially differ from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statements, as filed with the Securities and Exchange Commission ("Commission") Form SB-2 (effective September 13, 1995), and Form S-3 (effective December 11, 1996) and as amended or supplemented.

         Control of our Company has changed hands on June 27, 2001, when our former parent, Medicore, sold 4,674,620 shares of our Company which it owned (71.3%) to Simclar, a private U.K. company also engaged in electronic and electro-mechanical contract manufacturing. The change in control to our new Parent also involved a change in management. Although it is too early to make any determinations, our new management may have different priorities and direction for our business strategy. Our new Parent has indicated that its purpose in acquiring control of our Company is to develop and grow, with our new Parent, the contract manufacturing operations in the United States, expand our customer base, broaden product lines, and provide efficiencies in equipment, supplies, labor and costs. Our new management and new Parent also has the opportunity to attempt to achieve these goals over the next few years. There can be no assurance as to the extent these strategies will be successful.

         We continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. The level and timing of orders placed by a customer vary due to, among other variables, attempts to balance inventory, design changes, demand for products, competition and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders as had occurred in the past, could have an adverse effect on our results of operations or financial condition. See Notes 10 and 11 to "Notes to Consolidated Condensed Financial Statements."

         The industry segments served by the Company and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the Company could adversely affect our results of operations. Electronics Contract Manufacturing has experienced a downturn since the third quarter of 2000. A prolonged recessionary cycle could have a material adverse effect on our business, financial condition and results of operations.

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


         Our results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved by us in managing the costs of our operations, our experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. During the first six months of 2001, but more specifically in the second quarter, we experienced excess capacity in all of our locations.

Results of Operations

         Consolidated revenues decreased approximately $2,812,000 (23%) and $2,207,000 (9%) for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year. There was a decrease in domestic sales of $2,483,000 (22%) and $2,070,000 (9%), and a decrease in European sales of $769,000 (65%) and $841,000 (38%) for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year. The overall decrease in domestic sales included sharp decreases of $2,786,000 and $4,157,000 in Techdyne sales and increases of $303,000 and $2,087,000 in Lytton sales for the three months and six months ended June 30, 2001 respectively. Techdyne sales, which are comprised largely of cable and harness assemblies, have been affected substantially by the general economic slowdown with customers pushing out orders due to a downturn in the economic outlook in their particular industries. Lytton is more focused on printed circuit board manufacturing, primarily for the food preparation equipment industry. While Lytton sales have been affected by a downturn in the economic outlook of customers in the industries it serves, the effect occurred later, and it is anticipated, although no assurance can be given, that Lytton will experience an upturn sooner.

         Interest and other income increased by $156,000 and $155,000 for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year. This increase is largely attributable to a gain of approximately $161,000 recorded effective June 27, 2001 upon the sale by Medicore of its 71.3% interest in the Company. This gain was previously deferred when we sold our real property to Medicore in March, 1990, as a result of Medicore then being our parent. See Notes 1, 5 and 9 to "Notes to Consolidated Condensed Financial Statements."

         Significant reductions in sales of Techdyne (Europe) over recent years have resulted in continuing losses, with net operating losses for this subsidiary amounting to $425,000 and $595,000 for the three months and six months ended June 30, 2001 and $114,000 and $207,000 for the same periods of the preceding year. In April 2001, continuing losses resulted in our decision to discontinue manufacturing operations of this subsidiary in conjunction with which the Company incurred costs of approximately $225,000, primarily from post-employment benefits. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar, the Company's new parent effective June 27, 2001. See Notes 9 and 10 to "Notes to Consolidated Condensed Financial Statements."

         Approximately 55% of our consolidated sales for the six months ended June 30, 2001 were made to five customers. The only customer generating at least 10% of sales was ITW (formerly PMI Food Equipment Group) (24%). Approximately $5,333,000 (38%) of Lytton's sales for the six months ended June 30, 2001 were to its major customer, ITW. The loss of, or substantially reduced sales to any major customer would have an adverse effect on our operations if such sales are not replaced.

         Cost of goods sold as a percentage of sales amounted to 97% and 92% for the three months and six months ended June 30, 2001 and 88% and 90% for the same periods of the preceding year. In addition to including changes in product and customer mix, the sharp increase in 2001 compared to the preceding year reflects inefficiencies associated with reduced sales.

         Selling, general and administrative expenses, decreased by approximately $229,000 and $284,000 for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year, reflecting the result of management cost reduction efforts. The second quarter of 2001 includes approximately $304,000 expense related to forgiveness of stock option notes and related accrued interest, and bonuses for certain officers and directors, and a $104,000 provision for doubtful accounts due to a customer's Chapter 11 Bankruptcy filing in August 2001. See Notes 7 and 11 to "Notes to Consolidated Condensed Financial Statements."

         Interest expense decreased approximately $34,000 and $36,000 for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year reflecting lower interest rates during 2001. The prime rate was 6.75% at June 30, 2001 and 9.50% at December 31, 2000.

Liquidity and Capital Resources

         We had working capital of $12,054,000 at June 30, 2001, a decrease of $389,000 (3%) during the first half of 2001. Included in the changes in components of working capital was a decrease of $359,000 in cash and cash equivalents, which included net cash used in operating activities of $99,000, net cash used in investing activities of $236,000, (primarily from additions to property and equipment), and net cash provided by financing activities of $57,000 (including net line of credit borrowings of $525,000, payments on long-term debt of $272,000 and decrease in advances from our former parent of $310,000).

         On February 9, 2000, we entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced the line of credit and the three commercial loans with NationsBank of Florida and a smaller borrowing from another Florida bank. The new financing includes a three-year committed line of credit with an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election. The line of credit had an outstanding balance of $4,486,000 at June 30, 2001 and $3,883,000 at December 31, 2000, and
five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The term loan had an outstanding balance of $733,000 at June 30, 2001 and $833,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         Lytton has a $3,000,000 three year committed line of credit, a $1,400,000 term loan, and a $500,000 equipment loan agreement with the same bank as the Company's credit facility. The line of credit, originally for one year, was amended to a three-year term coinciding with the term of the Company's line of credit with the interest rates the same as provided to the Company in its credit facilities. The line of credit had an outstanding balance of $2,708,000 at June 30, 2001 and $2,786,000 at December 31, 2000. The term loan had a balance of $653,000 at June 30, 2001 and $1,028,000 at December 31, 2000. The
equipment loan agreement had an outstanding balance of $78,000 at June 30, 2001 and $150,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         Lytton had an equipment loan which matured in April 2001 which had an outstanding balance of $66,000 at December 31, 2000. In July, 1994 Techdyne (Europe) purchased the facility in Scotland housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $374,000 at June 30, 2001 and $414,000 at December 31, 2000, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         In conjunction with its purchase of Medicore's 71.3% interest in the Company, Simclar stated that it will attempt to refinance all of the Company's long-term debt, as well as the advances payable to Medicore, within 60 days from June 27, 2001 the closing date of its purchase of Medicore's interest in the Company. If Simclar is unable to secure suitable financing, Simclar, Medicore and the Company will agree when the advances payable to Medicore will be repaid in full. See Notes 1,3,5, and 9 to "Notes to Consolidated Condensed Financial Statements".

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

         In April 2001, Medicore executed an agreement to sell its 71.3 % ownership in the Company to Simclar International Limited, a private Scottish company engaged in contract manufacturing. The agreement was subject to Medicore shareholder approval which was obtained on June 27, 2001, on which date the sale was completed. See Note 9 "Notes to Consolidated Condensed Financial Statements."

         One of the Company's customers filed for reorganization under Chapter 11 of the Bankruptcy Act in August 2001. The Company recorded a reserve of approximately $104,000 as of June 30, 2001 for estimated uncollectible receivables from this customer. See Note 11 to "Notes to Consolidated Condensed Financial Statements."

         We believe that current levels of working capital, additional capital from operations, and financing availability under our credit facilities will be adequate to successfully meet liquidity demands for at least the next twelve months.

Inflation

         Inflationary factors have not had a significant effect on our operations. We attempt to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for our customers that can be sold at targeted profit margins.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 4.  Submission of matter to a Vote of Security Holders
-------  --------------------------------------------------

         We held our annual meeting of stockholders on May 23, 2001 in Hialeah, Florida relating to the election of seven directors. Each nominee, Messrs. Thomas K. Langbein, Barry Pardon, Joseph Verga, Peter D. Fischbein, Anthony C. D'Amore, Lytton Crossley and Edward Diamond, were elected by a vote of 5,034,060 shares for and no votes withheld. Upon completion of the sale of control of our Company by Medicore to Simclar, on June 27, 2001, the completion date of the sale, management changed. As agreed in the Agreement for sale of control, all the directors resigned except for Barry Pardon, who continues as President, and Lytton Crossley, who became a member of the audit committee. The five vacancies were filled with Simclar nominees: Samuel J. Russell, the Managing Director and 90% shareholder of Holdings and our new Chairman of the Board and Chief Executive Officer; Christina M.J. Russell, the wife of Samuel J. Russell and a director and 10% owner of Holdings; John I. Durie, Finance Director of Holdings; Thomas C. Foggo, senior partner of Skene Edwards, W.S., legal advisors to Holdings and a member of our audit committee; and Kenneth Greenhalgh, a management consultant to Holdings and a member of our audit committee.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)      Exhibits

                  Part I Exhibits

                           None

                  Part II Exhibits

                           None

         (b)      Reports on Form 8-K

                  A Current Report was filed on July 11, 2001 with respect to "Item 1, Change in Control of Registrant."


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECHDYNE, INC.


                                       By  /s/ BARRY PARDON
                                           -------------------------------
                                           Barry Pardon, President


                                       By  /s/ DAVID WATTS
                                           -------------------------------
                                           David Watts, Chief Financial Officer

Dated: August 13, 2001