Form 10-Q
period 2001-09-30
TECHDYNE INC
filed 2001-11-14
CIK 764039

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,2001
                               -----------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-14659
                       -------

                                 TECHDYNE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                    59-1709103
--------------------------------------------        --------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)

2230 West 77th Street, Hialeah, Florida                         33016
---------------------------------------                   -----------------
(Address of principal executive offices)                     (Zip Code)

                                 (305) 556-9210
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
      --------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| or No |_|

Common Stock Outstanding

         Common Stock, $.01 par value - 6,556,990 shares as of September 30,
2001.

                         TECHDYNE, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2001 and September 30, 2000 include the accounts of the Registrant and its subsidiaries.


Item 1.  Financial Statements
-----------------------------

         Consolidated Condensed Statements of Operations for the three months
         and nine months ended September 30, 2001 and September 30, 2000..................................    1

         Consolidated Condensed Balance Sheets as of September 30, 2001
         and December 31, 2000............................................................................    2

         Consolidated Condensed Statements of Cash Flows for the nine months
         ended September 30, 2001 and September 30, 2000..................................................    3

         Notes to Consolidated Condensed Financial Statements as of September 30, 2001....................    4-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.....................................................................................    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................    13


                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.................................................................    14

Signatures................................................................................................    14

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,

                                                             2001           2000           2001             2000
                                                             ----           ----           ----             ----
Revenues:
    Sales                                               $  7,128,222    $ 13,616,305   $ 29,687,433    $ 38,535,106
    Interest and other income                                 29,570           9,613        209,992          36,404
                                                        ------------    ------------   ------------    ------------
                                                           7,157,792      13,625,918     29,897,425      38,571,510
Cost and expenses:

    Cost of goods sold                                     6,714,809      11,915,697     27,424,144      34,251,634
    Selling, general and administrative expenses             844,872       1,156,151      3,023,422       3,559,468
    Stock option note writeoff and bonus
          Compensation                                             0               0        304,000               0
    Shutdown of Scotland manufacturing
          Operations including impairment loss                77,000         302,000        302,000               0
    Provision for doubtful accounts                                0               0        104,000               0
    Interest expense                                         140,686         223,070        502,278         620,705
                                                        ------------    ------------   ------------    ------------
                                                           7,777,367      13,294,918     31,659,844      38,431,807
                                                        ------------    ------------   ------------    ------------

(Loss) income before income taxes                           (619,575)        331,000     (1,762,419)        139,703
Income tax (benefit) provision                                44,000         106,661         68,743         152,004
                                                        ------------    ------------   ------------    ------------
    Net(loss) income                                    $   (663,575)   $    224,339   $ (1,831,162)   $    (12,301)
                                                        ============    ============   ============    ============
Loss per share:
    Basic                                               $       (.10)   $        .03   $       (.28)   $       --
                                                        ============    ============   ============    ============
    Diluted                                             $       (.10)   $        .03   $       (.28)   $       --
                                                        ============    ============   ============    ============




           See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2001           2000(A)
                                                                                 ----------------  -------------
                                                                                   (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents                                                       $    440,656    $    506,824
  Accounts receivable, less allowances of $233,000 at September 30, 2001
    and $120,000 at December 31, 2000                                                5,242,968       7,851,926
  Accounts receivable major shareholder                                                212,000               0
  Inventories, less allowances for obsolescence of $504,000 at
   September 30, 2001 and $783,000 at December 31, 2000                              8,929,558      10,183,134
  Prepaid expenses and other current assets                                            241,739         701,507
  Deferred tax asset                                                                   432,097         498,097
                                                                                  ------------    ------------

             Total current assets                                                   15,499,018      19,741,488
                                                                                  ------------    ------------

Property and equipment:
  Land and improvements                                                                170,400         178,800
  Buildings and building improvements                                                  657,994         690,431
  Machinery and equipment                                                            7,694,537       7,654,995
  Tools and dies                                                                       319,615         450,583
  Leasehold improvements                                                               542,330         621,788
                                                                                  ------------    ------------
                                                                                     9,384,876       9,596,597
  Less accumulated depreciation and amortization                                    (5,180,270)     (4,605,128)
                                                                                  ------------    ------------
                                                                                     4,204,606       4,991,469
Deferred expenses and other assets                                                      29,903          41,193
Costs in excess of net tangible assets acquired, less accumulated amortization of $532,000 at September 30, 2001
     and $459,000 at December 31, 2000                                               2,991,655       3,101,635
                                                                                  ------------    ------------
                                                                                  $ 22,725,182    $ 27,875,785
                                                                                  ============    ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $  3,200,889    $  4,248,750
  Accrued expenses                                                                   1,064,098       1,826,546
  Current portion of long-term debt                                                    605,038         625,048
  Income taxes payable                                                                       0          99,433
  Advances payable to Medicore                                                         189,330         498,900
                                                                                  ------------    ------------
          Total current liabilities                                                  5,059,355       7,298,677

Deferred gain on sale of real estate                                                         0         161,047
Long-term debt, less current portion                                                 7,511,216       8,582,289
Deferred income taxes                                                                  252,600         252,600

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 6,556,990 shares                                             65,570          65,570
  Capital in excess of par value                                                    11,592,995      11,592,995
  (Deficit) retained earnings                                                       (1,270,580)        560,582
  Accumulated other comprehensive loss                                                (278,149)       (222,325)
  Notes receivable from options exercised                                             (207,825)       (415,650)
                                                                                  ------------    ------------
             Total stockholders' equity                                              9,902,011      11,581,172
                                                                                  ------------    ------------
                                                                                  $ 22,725,182    $ 27,875,785
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

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    2001            2000
                                                                    ----            ----
Operating activities:
  Net loss                                                     $(1,831,162)   $   (12,301)
  Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
     Depreciation                                                  948,079        939,891
     Amortization                                                  170,622        132,485
     Provision for inventory obsolescence                          212,981        361,626
     Provision for doubtful accounts                               104,000              0
     Consultant stock option expense                                     0         23,448
     Gain on asset sale                                           (161,047)             0
     Forgiveness of stock option notes                             207,825              0
     Increase (decrease) relating to operating activities
       from:
        Accounts receivable                                      2,632,872        411,358
        Accounts receivable major shareholder                     (212,000)             0
        Inventories                                              1,063,147     (1,282,154)
        Prepaid expenses and other current assets                  460,097       (214,957)
        Accounts payable                                        (1,226,319)      (925,210)
        Accrued expenses                                          (762,449)       174,269
        Income taxes payable                                       (42,257)       (93,802)
                                                               -----------    -----------
         Net cash provided by (used in) operating activities     1,564,389       (485,347)
                                                               -----------    -----------

Investing activities:
  Additions to property and equipment, net of minor
     disposals                                                    (186,559)      (806,300)
  Subsidiary acquisition payments                                        0       (395,806)
  Deferred expenses and other assets                                12,789        (15,899)
                                                               -----------    -----------
         Net cash used in investing activities                    (173,770)    (1,218,005)
                                                               -----------    -----------

Financing activities:
  Proceeds from long-term borrowings                                     0        150,000
  Line of credit net borrowings                                   (665,299)     1,685,093
  Payments on long-term borrowings                                (425,783)      (430,519)
  Exercise of stock options                                              0          1,450
  (Decrease) increase in advances from Medicore                   (309,570)       136,788
  Deferred financing costs                                            (310)             0
                                                               -----------    -----------
         Net cash (used in) provided by financing activities    (1,400,962)     1,542,812
                                                               -----------    -----------
Effect of exchange rate fluctuations on cash                       (55,825)         2,815
                                                                              -----------
Decrease in cash and cash equivalents                              (66,168)      (157,725)
Cash and cash equivalents at beginning of period                   506,824        190,343
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $   440,656    $    32,618
                                                               ===========    ===========




           See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 71.3% owned subsidiary of Simclar International Limited ("Simclar"), which purchased the 71.5% interest of the Company's former parent, Medicore, Inc. on June 27, 2001. See Notes 5 and 9.

MAJOR CUSTOMERS

         A majority of the Company's sales are to certain major customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales were not replaced.

INTEREST AND OTHER INCOME

         Interest and other income is comprised as follows:


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER  30,
                                                            ------------------------       --------------------
                                                              2001            2000          2001           2000
                                                              ----            ----          ----           ----
                 Interest Income                           $   3,746         $  8,201   $    19,623      $  28,575
                 Other Income                                  3,048            1,412         6,546          7,829
                 Gain on asset sales                          22,776                0       183,823              0
                                                         -----------        ---------     ---------      ---------
                                                           $  29,570         $  9,613     $ 209,992      $  36,404
                                                         ===========         ========     =========      =========





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


                                         SEPTEMBER 30,          DECEMBER 31,
                                            2001                    2000
                                     -----------------         -------------
        Finished goods                  $    767,519           $     658,966
        Work in process                    1,171,814               2,586,900
        Raw materials and supplies         6,990,225               6,937,268
                                        ------------           -------------
                                        $  8,929,558           $  10,183,134
                                        ============           =============


ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities is comprised as follows:

                                   SEPTEMBER 30,          DECEMBER 31,
                                       2001                  2000
                                  ---------------         -----------
         Accrued compensation      $    309,591           $   518,436
         Other                          754,507             1,308,110
                                   ------------           -----------
                                   $  1,064,098            $1,826,546
                                   ============           ===========

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

EARNINGS (LOSS) PER SHARE

         Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or nine months ended September 30, 2001 or for the same periods of the preceding year, as a result of exercise prices, and for 2001 the net losses, and to include them would be anti-dilutive.

         Following is a reconciliation of amounts used in the basic and diluted computations:



                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                  ------------------------------------------------------------------------
                                       2001                2000               2001               2000
                                       ----                ----               ----               ----
Net income (loss)                 $   (663,575)        $   224,339        $(1,831,162)        $   (12,301)
                                  ============         ===========        ===========         ===========

Weighted average shares              6,556,990           6,596,990          6,556,990           6,567,884
                                  ============         ===========        ===========         ===========

(Loss) income earnings per share:
   Basic                          $       (.10)        $       .03        $      (.28)        $      --
                                  ============         ===========        ===========         ===========
   Diluted                        $       (.10)        $       .03        $      (.28)        $      --
                                  ============         ===========        ===========         ===========

     The Company has various potentially dilutive stock options. See Note 7.

COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss consists of the net (income) loss and foreign currency translation adjustments.

         Below is a detail of comprehensive loss for the three months and nine months ended September 30, 2001 and September 30, 2000:



                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                         ---------------------------        --------------------
                                                              2001            2000          2001            2000
                                                              ----            ----          ----            ----
Net loss                                                  $  (663,575)   $   224,339    $(1,831,162)   $   (12,301)
Other comprehensive loss:
Foreign currency translation                                     (563)       (25,858)       (55,825)      (125,394)
                                                          -----------    -----------    -----------    -----------
Comprehensive (loss) income                               $  (664,138)   $   198,481    $(1,886,987)   $  (137,695)
                                                          ===========    ===========    ===========    ===========



REVENUE RECOGNITION

         The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB1 101). Product sales are recorded upon delivery pursuant to agreed upon shipping terms.

NEW PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

instruments be measured at fair value. Since the Company does not presently utilize derivative financial instruments, the adoption of SFAS 133 has had no effect on its results of operations, financial position or cash flows.

         In June 2001, SFAS 141 "Business Combinations," was issued. Under SFAS 141, the purchase method of accounting will be required for all mergers and acquisitions initiated after June 30, 2001.

         Also in June 2001, SFAS 142, "Goodwill and Other Intangible Assets," was issued SFAS 142 will require that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. The Company will adopt SFAS 142, as required, in January 2002 for acquisitions made prior to June 20, 2001. Goodwill from any acquisitions made after June 30, 2001 will not be amortized. Based on the amount of goodwill outstanding at June 30, 2001, the adoption of SFAS 142 would result in an approximately $150,000 reduction in annual operating expenses and a corresponding increase in annual net income.

         In August 2001, SFAS 144, "Accounting for the Impairment on Disposal of Long-Lived Assets", was issued. Among other things, SFAS 144 clarifies when a long-lived asset held for sale should be classified as such. It also clarifies previous guidance issued under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company will be required to adopt SFAS 44 beginning in 2002.

NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three months and nine months ended September 30, 2001 and September 30, 2000 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 2000.

NOTE 3--LONG-TERM DEBT

         In February, 2000, the Company refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.50%. This line of credit had an outstanding balance of approximately $4,020,000 at September 30, 2001 and $3,883,000 at December 31, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approximately $683,000 at September 30, 2001 and $833,000 at December 31, 2000. The loans are collateralized by the business assets of the Company and are cross-collateralized with the debt of Lytton. The refinancing represents a non-cash financing activity which is a supplemental disclosure required by SFAS No. 95, "Statement of Cash Flows".

         In conjunction with the Company's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of the Company's loan agreements.

         Lytton has a $3,000,000 three year committed line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%. There was an outstanding balance on this loan of approximately $1,983,717 at September 30, 2001 and $2,786,000 December 31, 2000. Lytton has a $1,400,000 installment loan with interest at prime minus 1/4% and monthly payments of $20,333 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $841,000 at September 30, 2001 and $1,028,000 at December 31, 2000. Lytton also has a $500,000 equipment loan agreement with the same bank payable through February, 2003 with interest at prime minus 1/4%. This loan had an outstanding balance of $150,000 at September 30, 2001 and $150,000 at December 31, 2000. All of these bank loans are secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at Libor plus 2.50%.

         The prime rate was 6.00% as of September 30, 2001, and 9.5% as of December 31, 2000.

         Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2002 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $30,000 at September 30, 2001 and $66,000 at December 31, 2000 and was collateralized by equipment.

         In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $371,000 at September 30, 2001 and $414,000 at December 31, 2000 based on exchange rates in effect at each of these dates.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)




NOTE 3--LONG-TERM DEBT--CONTINUED

         In conjunction with its purchase of Medicore's majority interest in the Company, Simclar stated it will attempt to refinance all of the Company's long-term debt, as well as the advances payable to Medicore, within 60 days from June 27, 2001, the closing date of its purchase of Medicore's interest in the company. See Notes 1, 5 and 9. The Company and Lytton, Inc refinanced its bank debt with Bank of Scotland on October 24, 2001 (see Liquidity and Capital Resources Section).

         Interest payments on debt amounted to approximately $162,000 and $528,000 for the three months and nine months ended September 30, 2001 and $209,000 and $554,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

         The Company files separate federal and state income tax returns from Simclar International, Ltd, with its income tax liability reflected on a separate return basis.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance of approximately $350,000 has been recognized to offset a portion of the deferred tax assets related to U.S. net operating loss carry forwards.

         The Company had domestic income tax (benefit) expense of approximately $44,000 and $69,000 for the three months and nine months ended September 30, 2001 and $107,000 and $152,000 for the same period of the preceding year.

         Techdyne (Europe) had no income tax expense or benefit for the three months and nine months ended September 30, 2001 or the same periods of the preceding year due to its loss and it having utilized all available tax loss carrybacks.

         Income tax payments amounted to $ 0 and $130,000 for the three months and nine months ended September 30, 2001 and $1,000 and $343,000 for the same periods of the preceding year.

NOTE 5--TRANSACTIONS WITH SIMCLAR AND MEDICORE

         The Company's parent, Simclar International Ltd., provides certain financial and administrative services to the Company under a service agreement. The amount of expenses covered under the service agreement totaled $70,000 for the three months ended September 30, 2001. Subsequent to Medicore's sale of its 71.3% ownership interest to Simclar on June 27, 2001, Medicore continued to provide certain financial and administrative services to the Company under a service agreement through July 15, 2001, the effective date of cancellation of the agreement, for additional consideration of $15,000.

         Advances payable to Medicore on the balance sheet were approximately $189,000 at September 30, 2001 and $499,000 at December 31, 2000 with interest at 5.7%. Interest on the advances amounted to approximately $3,000 and $11,000 for the three months and nine months ended September 30, 2001 and $8,000 and $22,000 for the same periods of the preceding year and is included in the advance payable. The advances were repaid in full on October 26, 2001.

         On March 27, 1990, the Company sold real property to Medicore, the Company's parent until June 27, 2001. The gain on the sale of approximately $161,000, which was deferred due to the relationship of the parties, has been recognized as a result of Medicore's sale of its interest in the Company to Simclar.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



NOTE 6--COMMITMENTS AND CONTINGENCIES

         Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton amounted to approximately $13,000 and $50,000 for the three months and nine months ended September 30, 2001 and approximately $20,000 and $62,000 for the same periods of the preceding year.

         Lytton leases its operating facilities from an entity owned by Lytton Crossley, the former President of Lytton, Inc. and his wife, the former owner of Lytton. Mr. Crossley is also a member of Techdyne's Board of Directors. The lease expires July 31, 2002 and requires annual lease payments of approximately $218,000, adjusted each year based upon the Consumer Price Index. During the nine months ended September 30, 2001, approximately $174,000 was paid under the lease compared to approximately $169,000 for the same period of the preceding year.

NOTE 7--STOCK OPTIONS

         In May 1994, the Company adopted a stock option plan for up to 250,000 options. The options were exercisable at $1 per share through May 24, 1999. On June 30, 1998, 115,000 of these options were exercised and on May 10, 1999, 50,000 of the remaining options were exercised. The Company received cash payment of the par value which amounted to $1,150 for the 1998 exercises and $500 for the 1999 exercises, and the balance in three year promissory notes, presented in the stockholders' equity section of the balance sheet, with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises. In June 2001, the Company forgave the remaining balance of $158,400 on the promissory notes on the May 1994 options and related accrued interest of $21,883. The remaining $4,950 in promissory notes on the May 1994 options is presented in stockholders' equity.

         On February 27, 1995 the Company granted non-qualified stock options to directors of Techdyne and its subsidiaries for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the Company granted a non-qualified stock option for 10,000 shares to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The Company received cash payment of the par value amounting to $1,450 and the balance in three year promissory notes, presented on the stockholders' equity section of the balance sheet, with interest at 6.19%. In June 2001, the Company forgave $49,425 on the promissory notes on the February and April 1995 options and related accrued interest of $4,098. The remaining balance of $202,875 in promissory notes on the February and April 1995 options is presented on stockholder's equity.

         In June 1997, the Company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, with 325,000 of these options outstanding at September 30, 2001. On June 30, 1999, the Company granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share with 10,000 options outstanding at September 30, 2001. On August 25, 1999, the Company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at September 30, 2001. On December 15, 1999 the Company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 13,000 options outstanding at September 30, 2001. On May 24, 2000, the Company granted 3,000 options exercisable for three years through May 23, 2002 at $4.00 per share, which remain outstanding at September 30, 2001. On October 16, 2000, the Company granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002; but based on the change in control of our Company (see Notes 5 and 9), all options vested on June 27, 2001, and 30,000 options were redeemed for $4,200.

         In May 1998, as part of the consideration pursuant to an agreement for investor relations and corporate communications services, the Company granted options for 25,000 shares of its common stock exercisable for three years at $4.25 per share that expired May 14, 2001. Options for 6,250 shares of the Company's common stock vested during 1998 with no additional options to vest due to cancellation of this agreement in August, 1998.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

NOTE 9--SALE OF INTEREST

         On April 6, 2001, the Company's former parent, Medicore, Inc., entered into an Agreement for Sale and Purchase of Shares with Simclar International Limited ("Simclar"), a private United Kingdom company, and the Company, pursuant to which Medicore agreed to sell its 71.3% interest in the Company's common stock to Simclar. The sale was subject to Medicore shareholder approval, which was obtained on June 27, 2001, on which date the sale closed.

NOTE 10--CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

         As a result of continuing operating losses, in April 2001 the Company decided to discontinue the manufacturing operations of it European subsidiary, Techdyne (Europe) Limited. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar pursuant to which Simclar will manufacture products for Techdyne (Europe) and assist in management coordination. The Company initially incurred a cost of approximately $225,000, primarily from post-employment benefits, as a result of this decision.

         The Company has recorded a write down on buildings and equipment in Scotland of approximately $77,000 to record them at their net realizable value. Included in property and equipment at September 30, 2001 are assets held for sale in Scotland totaling approximately $957,000.

NOTE 11--CUSTOMER BANKRUPTCY FILING

         In August 2001, one of the Company's customers filed for Chapter 11 Bankruptcy protection. As of September 30, 2001, the customer owed approximately $114,000 in pre-petition and $52,000 in post petition. The Company recorded a reserve of $104,000 for the estimated uncollectable receivable from this customer.

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

         The industry segments served by the Company and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the Company could adversely affect our results of operations. Electronics Contract Manufacturing has experienced a downturn since the third quarter of 2000. The terrorist attacks of September 11th, 2001 have added further uncertainty to the Company's ability to forecast future business. A prolonged recessionary cycle could have a material adverse effect on our business, financial condition and results of operations.

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

         Our results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved by us in managing the costs of our operations, our experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. During the first nine months of 2001, we experienced excess capacity in all of our locations.

RESULTS OF OPERATIONS

         Consolidated revenues decreased approximately $6,468,000 (47%) and $8,674,000 (22%) for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year. There was a decrease in domestic sales of $5,776,000 (46%) and $7,576,000 (21%), and a decrease in European sales of $1,029,000 (72%) and $1,872,000 (52%) for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year. Sales have been affected substantially by the general economic slowdown. The Company has not lost a major customer, and has added customers to its listing. The worldwide slowdown has affected all customers, and caused them to push-out requirements.

         Interest and other income increased by $20,000 and $174,000 for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year. This increase is largely attributable to a gain of approximately $161,000 recorded effective June 27, 2001 upon the sale by Medicore of its interest in the Company to Simclar International Limited. This gain was previously deferred when the company sold its real property to Medicore in March 1990 as a result of Medicore being the Company's parent at that time. See Notes 1, 5 and 9 to "Notes to Consolidated Condensed Financial Statements."

         Significant reductions in sales of Techdyne (Europe) over recent years have resulted in continuing losses, with net operating losses for this subsidiary amounting to $172,213 and $767,000 for the three months and nine months ended September 30, 2001 and $16,000 and $223,000 for the same periods of the preceding year. In April 2001, continuing losses resulted in our decision to discontinue manufacturing operations of this subsidiary in conjunction with which the Company incurred a cost of approximately $225,000, primarily from post-employment benefits. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar, the Company's new parent effective June 27, 2001. See Notes 9 and 10 to "Notes to Consolidated Condensed Financial Statements."

         Approximately 55% of our consolidated sales for the nine months ended September 30, 2001 were made to five customers. The only customer generating at least 10% of sales was ITW (formerly PMI Food Equipment Group) (25%). Approximately $7,497,000 (42%) of Lytton's sales for the nine months ended September 30, 2001 were to its major customer, ITW. The substantially reduced sales to many major customers have an adverse effect on our operations. The Company is aggressively seeking new business opportunities with new and existing customers.

         Cost of goods sold as a percentage of sales amounted to 94% and 92% for the three months and nine months ended September 30, 2001 and 88% and 89% for the same periods of the preceding year. In addition to including changes in product and customer mix, the sharp increase in 2001 compared to the preceding year reflects inefficiencies associated with reduced sales and costs associated with winding down the Company's Scottish manufacturing operation.

         Selling, general and administrative expenses, decreased by approximately $311,000 and $536,000 for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year, reflecting the overall result of management cost reduction efforts.

         Interest expense decreased approximately $82,000 and $119,000 for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year reflecting lower interest rates during 2001. The prime rate was 6.00% at September 30, 2001 and 9.50% at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $10,444,000 at September 30, 2001, a decrease of $2,003,000 (16%) during the first nine months of 2001. Included in the changes in components of working capital was a decrease of $66,000 in cash and cash equivalents, which included net cash provided by operating activities of $1,564,000, net cash used in investing activities of $174,000, (primarily from additions to property and equipment), and net cash used in financing activities of $1,401,000 (including net line of credit repayments of $665,000, payments on long-term debt of $426,000 and decrease in advances from parent of $310,000).

         On October 24, 2001, the Company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This new financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio, for Techdyne and Lytton, Inc. The new financing includes a one-year line of credit with an interest rate at LIBOR rate plus 1.5% for a one, three or six month period, at our election. We have elected the three month interest period at 3.83% until January 24, 2002. Also part of the financing is a seven year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 starting on January 24, 2002.

         The financing, evidenced by a Facility Letter, a Working Capital Facility Letter, a Security Agreement, a Pledge Agreement and a Guaranty, provides for all the assets of both companies - Techdyne and Lytton - to collateralize the financing, as well as affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated net worth greater than $8,000,000 after December 31, 2001; a ratio of consolidated current assets to consolidated net borrowing not less than 1.5 to 1; a ratio of consolidated trade receivable to consolidated net borrowings not less than .5 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, include (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on our capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also precludes changes in ownership in the companies, or any material change in any of our business objectives, purposes, operations and tax residence.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($401,000). This facility comprises an eight year term loan repayable in quarterly payments of (pound)8,594 $(12,547) starting on January 11, 2002 with an interest rate of Bank of Scotland base rate plus 1.5%. The proceeds from the credit facility were used to repay the 15 year mortgage loan of $371,000 as of September 30, 2001. See Note 3 to Statements.

         Lytton has an equipment loan, which matures in April 2002 which had an outstanding balance of $66,000 at December 31, 2000. In July, 1994 Techdyne (Europe) purchased the facility in Scotland housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $371,000 at September 30, 2001 and $414,000 at December 31, 2000, based on exchange rates in effect at each of these dates. See
Note 3 to "Notes to Consolidated Condensed Financial Statements."

         The Company acquired Lytton on July 31, 1997. The Stock Purchase Agreement provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $396,000, $290,000 and $154,000 paid in April 2000, April, 1999, and April, 1998, respectively. See
Note 8 to "Notes to Consolidated Condensed Financial Statements."

         In April 2001, the Company's former parent, Medicore, Inc. executed an agreement to sell its 71.3 % ownership in the Company to Simclar International Limited, a private Scottish company engaged in contract manufacturing. The agreement was subject to Medicore shareholder approval which was obtained on June 27, 2001, on which date the sale closed. See Note 9 "Notes to Consolidated Condensed Financial Statements."

         One of the Company's customers filed for Chapter 11 Bankruptcy protection in August 2001. The Company recorded a reserve of approximately $104,000 as of June 30, 2001 for estimated uncollectible receivables from this customer. See Note 11 to "Notes to Consolidated Condensed Financial Statements."

         Management believes that current levels of working capital, working capital from operations and financing availability under our credit facilities will be adequate to successfully meet liquidity demands for at least the next twelve months.

INFLATION

         Inflationary factors have not had a significant effect on our operations. The Company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for our customers that can be sold at targeted profit margins.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risks from changes in interest rates and foreign currency exchange rates.

         Sensitivity of results of operations to interest rate risks on our investments is managed by a conservatively investing liquid funds in short-term governments securities and interest-bearing accounts at financial institutions in which we had approximately $47,000 invested at September 30, 2001.

         Interest rate risks on debt is managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable debt agreements which total approximately $7,528,000 at September 30, 2001.

         The Company has exposure to both rising and falling interest rates. A 1/2% decrease in rates on our nine months investments would be insignificant. A 1% increase in rates on our nine month ending variable rate debt would result in a negative impact of approximately $56,000 on our results of operations.

         Our exposure to market risks from foreign currency exchange rates relates to our European subsidiary whose results of operations when translated into U.S. dollars are impacted by changes in foreign exchange rate. A 10% strengthening of the U.S. dollars against the local Scottish currency, the pound, would have negatively impacted nine months earnings by approximately $ 80,000. We have not incurred any significant realized losses on exchange transactions and do not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  10(a) Facility Letter for Techdyne, Inc.'s financing with the Bank of Scotland dated October 2, 2001.

                  10(b) Working Capital Facility Letter for Techdyne, Inc.'s financing with the Bank of Scotland dated October 2, 2001.

                  10(c) Service Agreement between Techdyne, Inc. and Simclar International Holdings Limited, effective July 11, 2001.

         (b)  Reports on Form 8-K

                  Current Report on Form 8-K dated September 18, 2001, filed with the Commission on September 21, 2001, pursuant to Items 5 and 7.

                  Current Report on Form 8-K dated September 19, 2001, filed with the Commission on September 25, 2001, pursuant to Item 4.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TECHDYNE, INC.

                                            By /s/ Barry Pardon
                                           ---------------------------------
                                           BARRY PARDON, President

                                           By /s/David Watts
                                           --------------------------------
                                           DAVID WATTS, Chief Financial Officer


Dated: November 14, 2001