Form 10-Q/A
period 2001-09-30
TECHDYNE INC
filed 2001-11-15
CIK 764039

FORM 10-Q/A No. 1


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

                         TECHDYNE, INC. AND SUBSIDIARIES


                          AMENDMENT NO. 1 TO FORM 10-Q
                          ----------------------------

         This Amendment No. 1 to Form 10-Q is being filed as the information provided on the line of the Company's Consolidated Condensed Statement of Operations entitled "Shutdown of Scotland manufacturing operations including impairment loss" for the three months ended September 30, 2000, was misstated. The correct number appears in this Amendment No. 1.


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,

                                                             2001           2000           2001             2000
                                                             ----           ----           ----             ----
Revenues:
    Sales                                               $  7,128,222    $ 13,616,305   $ 29,687,433    $ 38,535,106
    Interest and other income                                 29,570           9,613        209,992          36,404
                                                        ------------    ------------   ------------    ------------
                                                           7,157,792      13,625,918     29,897,425      38,571,510
Cost and expenses:

    Cost of goods sold                                     6,714,809      11,915,697     27,424,144      34,251,634
    Selling, general and administrative expenses             844,872       1,156,151      3,023,422       3,559,468
    Stock option note writeoff and bonus
          Compensation                                             0               0        304,000               0
    Shutdown of Scotland manufacturing
          Operations including impairment loss                77,000               0        302,000               0
    Provision for doubtful accounts                                0               0        104,000               0
    Interest expense                                         140,686         223,070        502,278         620,705
                                                        ------------    ------------   ------------    ------------
                                                           7,777,367      13,294,918     31,659,844      38,431,807
                                                        ------------    ------------   ------------    ------------

(Loss) income before income taxes                           (619,575)        331,000     (1,762,419)        139,703
Income tax (benefit) provision                                44,000         106,661         68,743         152,004
                                                        ------------    ------------   ------------    ------------
    Net(loss) income                                    $   (663,575)   $    224,339   $ (1,831,162)   $    (12,301)
                                                        ============    ============   ============    ============
Loss per share:
    Basic                                               $       (.10)   $        .03   $       (.28)   $       --
                                                        ============    ============   ============    ============
    Diluted                                             $       (.10)   $        .03   $       (.28)   $       --
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


Dated: November 15, 2001