Form 10-K
period 2001-12-31
TECHDYNE INC
filed 2002-04-16
CIK 764039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For The Year Ended December 31, 2001

                         Commission File Number: 0-14659

                                 TECHDYNE, INC.
             (Exact name of Registrant as specified in its charter)

           FLORIDA                                         59-1709103
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                               2230 W. 77TH STREET
                             HIALEAH, FLORIDA 33016
                    (Address of principal executive offices,
                               including zip code)

                                 (305) 556-9210
                         (Registrant's telephone number,
                              including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price per share on March 28, 2002, was approximately $1,653,402.

         As of March 28, 2002, the Company had issued and outstanding 6,556,990 shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Information Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                    Page
                                                                                                    ----
                                              PART I
Item 1.    Business..............................................................................     1

Item 2.    Properties............................................................................    18

Item 3.    Legal Proceedings.....................................................................    19

Item 4.    Submission of Matters to a Vote of Security Holders...................................    20

                                              PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................    21

Item 6.    Selected Financial Data...............................................................    21

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Oerations..........................................................................    22

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.............................    30

Item 8.    Financial Statements and Supplementary Data...........................................    31

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..................................................................    31

                                             PART III

Item 10.   Directors and Executive Officers of the Registrant....................................    32

Item 11.   Executive Compensation................................................................    32

Item 12.   Security Ownership of Certain Beneficial Owners and Management........................    32

Item 13.   Certain Relationships and Related Transactions........................................    32

                                             PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................    33

Signatures ......................................................................................    36


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         We are a contract manufacturer of electronic and electro-mechanical products. Our products are manufactured to customer specifications and designed for original equipment manufacturers (OEMs) and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Our principal custom-designed products include complex printed circuit boards (PCBs), conventional and molded cables-wire harnesses and electro-mechanical assemblies. In addition, we provide OEMs with value-added, turnkey contract manufacturing services and total systems assembly and integration. We also deliver manufacturing and test engineering services and materials management, with flexible and service-oriented manufacturing and assembly services for our customers' high-tech and rapidly changing products.

         We were incorporated in Florida in 1976, acquired by Medicore, Inc., our former parent, in 1982, and became a public company in 1985. Effective June 27, 2001, control of our company was acquired by Simclar International Limited (Simclar International), which then transferred its 71.3% ownership of our company to its parent, Simclar International Holdings Limited (Simclar), both of which are private United Kingdom companies. See "Recent Developments." Simclar International is engaged in the same electronic and electro-mechanical subcontract manufacturing industry as is our company. Simclar International is a larger company than ours, with sales for fiscal 2001 of approximately $62 million.

         Our executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. Our telephone number is (305) 556-9210. Our common stock is traded on the Nasdaq Small Cap Market (Ticker:TCDN).

ELECTRONIC MANUFACTURING INDUSTRY

         Until 2001, our industry exhibited significant year to year growth, due both to the growth in the overall electronics industry, and to the steadily increasing number of OEMs deciding to outsource all or a significant portion of the manufacturing of their products. As a result of the general global recession during 2001, and its magnified effect in the computer and telecommunications equipment segments, this recent pattern of growth in our industry was interrupted, and both the Company and the industry as a whole experienced a decline in sales during 2001. While we are aggressively seeking new business opportunities with existing and new customers, there can be no assurance we will be successful in reversing this trend, particularly if the current recession continues.

         Nonetheless, with recovery in the economy generally anticipated in 2002, we believe that the fundamental factors contributing to the growth of our industry in past years will lead to a resumption of the pattern of growth late in this year. These factors include increased capital requirements for OEMs to acquire modern, highly automated manufacturing equipment, their continuing effort to reduce inventory costs and the relative cost advantages of contract manufacturers. Using outsourcing for their manufacturing of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, improve inventory management and marketability. We believe OEMs will continue to rely on contract manufacturers not only for partial component assemblies but complete turnkey manufacturing of entire finished products. We also believe that OEMs will look more to contract manufacturers to provide a broader scope of value-added services, including manufacturing, engineering and test services.


         We assist our customers from initial design and engineering through materials procurement, to manufacturing of the complete product and testing. Involving contract manufacturers earlier in the manufacturing process through "concurrent engineering" allows OEMs to realize greater efficiencies and gives contract manufacturers greater impact in product design, component selection, production methods and the preparation of assembly drawings and test schematics. This process also gives the customer the ability to draw upon our manufacturing expertise at the outset and minimize manufacturing bottlenecks.

         Another factor which will continue to lead OEMs to utilize contract manufacturers is reduced time-to-market. Due to the intense competition in the electronics industry, OEMs are faced with increasingly shorter product life-cycles which pressures them to reduce time constraints in bringing a product to market. This reduction can be accomplished by using a contract manufacturer's established manufacturing expertise with its sophisticated, technically advanced and automated manufacturing processes. We believe that this, coupled with the elements discussed above, such as reduced production costs through economies of scale in materials procurement, improved inventory management, access to our manufacturing technology, engineering, testing and related expertise, will motivate OEMs to work with electronic contract manufacturers such as us.

BUSINESS STRATEGY

         Notwithstanding the setbacks we suffered in 2001, our objective is to become a stronger competitive force in the electronics manufacturing services industry, and we believe that the cost reductions and restructuring of our operations that we made in response to the economic downturn will put us in a better position to compete once the economy and our industry recovers. We also believe that our recent alliance with Simclar will allow us to expand our customer base, broaden our product lines and provide greater efficiencies in equipment, supplies, labor and manufacturing processes, both domestically and internationally.

         In response to industry trends, particularly in view of constantly changing and improving technology and, therefore, shorter product life cycles, we focus on product development and marketing, in order to become a competitive provider of electronic contract manufacturing services for OEM customers. We continue to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products. We believe that creating and maintaining long-term relationships with customers requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility. Therefore, our strategy is to focus on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services. In 2002, we will also continue to target large contract manufacturers as potential customers.

         We strive to build on our integrated manufacturing capabilities, final system assemblies and testing. In addition to PCBs, our custom cable assembly capabilities provide us with further opportunities to leverage our vertical integration and to provide greater value added services and be more competitive. In addition, vertical integration provides us with greater control over quality, delivery and cost.

         To further satisfy customer needs, we develop long-term customer relationships by using our state-of-the-art technology to provide timely and quick-turnaround manufacturing and comprehensive support for materials purchases and inventory control. Through our use of electronic data interchange (EDI) technology, the customer is able to convey its inventory and product needs on a weekly basis based on a rolling quantity forecast. More emphasis is placed on value-added turnkey business for the manufacture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of our processes, and our early involvement in the design process using our computer-aided design system.

         We believe that we can develop closer and more economically beneficial relationships with our customers through our geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, and Ohio. Our diverse locations have multiple advantages by helping satisfy costs, timely deliveries and local market requirements of our customers. We will continue to pursue expansion in different markets to better serve existing customers and to obtain additional new customers. In alliance with Simclar, we anticipate experiencing growth and the ability to increase our global presence and competitive position.

PRODUCTS AND SERVICES

         We manufacture approximately 850 products, including complete turnkey finished products, sub-assemblies, molded and non-molded cable assemblies, wire harnesses, PCBs, injection molded and electronic assembly products, for over 100 OEM customers.

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

         In pin-through-hole assembly production, electronic components with pins or leads are inserted through pre-drilled holes in a PCB and the pins are soldered to the electrical surface of a PCB. In surface mount technology production, electronic components are attached and soldered directly onto the surface of a circuit board rather than inserted through holes. Surface mount technology components are smaller so they can be spaced more closely together and, unlike pin-through-hole components, surface mount technology components can be placed on both sides of a PCB. This allows for product miniaturization, while enhancing the electronic properties of the circuit. Surface mount technology manufacturing requires substantial capital investment in expensive, automated production equipment, which requires high usage. We are utilizing computerized testing system in order to verify that all components have been installed properly and meet certain functional standards, that the electrical circuits have been properly completed, and that the PCB assembly will perform its intended functions.

         In 1997, we acquired Lytton Incorporated (Lytton), whose Ohio operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry. We also established a 5,500 square foot manufacturing facility in Massachusetts in 1997. These expansions resulted in PCB manufacturing yielding approximately 60% and 56% of our sales revenues in 2001 and 2000 respectively.

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

         We maintain a large assortment of standard tooling for D-Subminiature, DIN connectors and phono connectors. D-Subminiatures are connectors which are over-molded with the imprint of the customer's name and part number. DIN connectors are circular connectors consisting of two to four pairs of wires used for computer keyboards.

         Flat ribbon cable or ribbon cable assemblies are cables with wires (conductors) on the same plane with connectors at each end. Flat ribbon cables are used in computer assemblies and instrumentation.

         Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. Our cable sales comprised approximately 34% and 34% of total sales revenue for 2001 and 2000, respectively.

         Contract Manufacturing

         Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs as well as complete sub-assemblies for integration into an OEM's finished products, such as speaker and lock-key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution. These products can be totally designed and manufactured by the company through our computer-aided design system, engineering and supply procurement. We develop manufacturing processes and tooling, and test sequences for new products of our customers. We provide design and engineering services in the early stages of product development, thereby assuring mechanical and electrical considerations are integrated with a total system. Alternatively, the customer may provide specifications and we will assist in the design and engineering or manufacture to the customer's specifications.

         Reworking and Refurbishing

         Customers provide the company with materials and sub-assemblies acquired from other sources, which the customer has determined require modified design or engineering changes. We redesign, rework, refurbish and repair these materials and sub-assemblies.

         Contract manufacturing, reworking and refurbishing together amounted to approximately 10% of sales for each of 2001 and 2000. We believe that PCB sales and contract manufacturing will provide us with substantial increases in revenues over the next few years. Our affiliation with Simclar International gives us access to a larger customer base and the ability to handle large customers both in the USA and Europe.

MANUFACTURING

         We manufacture components and products that are custom designed and developed to fit specific customer requirements and specifications. Such service includes computer integrated manufacturing and engineering services, quick-turnaround manufacturing and prototype development, materials procurement, inventory management, developing customer oriented manufacturing processes, tooling and test sequences for new products from product designs received from our customers or developed by Techdyne from customer requirements. Our industrial, electrical and mechanical engineers work closely with our customers'

engineering departments from inception through design, prototypes, production and packaging. We evaluate customer designs and if appropriate, recommend design changes to improve the quality of the finished product, reduce manufacturing costs or other necessary design modifications. Upon completion of engineering, we produce prototype or preproduction samples. Materials procurement includes planning, purchasing and warehousing electronic components and materials used in the assemblies and finished products. Our engineering staff reviews and structures the bill of materials for purchase, coordinates manufacturing instructions and operations, and reviews inspection criteria with the quality assurance department. The engineering staff also determines any special capital equipment requirements, tooling and dies, which must be acquired.

         We attempt to develop a "partnership" relationship with many of our customers by providing a responsive, flexible, total manufacturing service. We have "supplier partnerships" with certain customers pursuant to which we must satisfy in-house manufacturing requirements of the customer, projected on a weekly basis, based on a rolling quarterly forecast.

         Our PCB assembly operations are geared toward advanced surface mount technology. Our Lytton subsidiary provides the PCB production through state-of-the-art manufacturing equipment and processes and a highly trained and experienced engineering and manufacturing workforce. We also offer a wide range of custom manufactured cables and harnesses for molded and mechanical applications. We use advanced manufacturing processes, in-line inspection and testing to focus on process efficiencies and quality. The cable and harness assembly process is accomplished with automated and semi-automated preparation and insertion equipment and manual assembly techniques.

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

         Our European manufacturing facility, located in Dunfermline, Scotland, focused on producing primarily wire harnesses, electro-mechanical assemblies, and molded cables. Significant reductions in sales of our Techdyne (Europe) Limited (Techdyne (Europe)) subsidiary resulted in net losses for this subsidiary amounting to $909,000 for 2001, and $328,000 for 2000. As a result of continuing operating losses, in April 2001 the company decided to discontinue its European manufacturing operations, and in May 2001, Techdyne (Europe) entered into a management agreement with Simclar International whereby it undertook to manufacture products for Techdyne (Europe) and assist in management coordination. Subsequently, effective February 28, 2002, the company cancelled the management agreement, and entered into an agreement to transfer to Simclar International, at net book value, all operating assets and all liabilities of Techdyne (Europe) with the exception of the land and building, which are being offered for sale. The company plans to liquidate its European subsidiary when the land and building are sold.

SUPPLIES AND MATERIALS MANAGEMENT

         Materials used in our operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins. For over six months in 2000, a worldwide shortage of key electronic components adversely impacted our sales and earnings. The shortages diminished during 2001.

         The company procures components from a select group of vendors which meet our standards for timely delivery, high quality and cost effectiveness. In order to control inventory investment and avoid material obsolescence, components are generally ordered when we have a purchase order or commitment from our customer for the completed assembly. We use ERP management technologies and manage our material pipelines and vendor base to allow our customers to increase or decrease volume requirements within established frameworks. We have a Visual Manufacturing computerized software system providing us with material requirements planning, purchasing, and sales and marketing functions. See "Business Strategy" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We have improved our overall efficiency of manufacturing, particularly in the area of inventory management, including purchasing, which is geared more closely to current needs resulting in reduced obsolescence problems. Except for a worldwide shortage of key electronic components in 2000 that adversely impacted our sales and earnings, we have not otherwise experienced any significant disruptions from shortages of materials or delivery delays from suppliers and we believe that our present sources and the availability of our required materials are adequate. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

QUALITY AND PROCESS CONTROL

         Our Florida, Texas, and Massachusetts facilities received from Underwriter's Laboratories, an independent quality assurance organization, the ISO 9002 quality assurance designation, which is the international standard of quality with respect to all systems of operations, including, among others, purchasing, engineering, manufacturing, sales, inventory control and quality. Lytton holds its ISO 9002 quality designation from Eagle Registrations, Inc. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations. Quality control is essential to the company's operations since customers demand strict compliance with design and product specifications, and high quality production is a primary competitive standard vital to our services.

         Product components, assemblies and sub-assemblies manufactured by the company are thoroughly inspected visually and electronically to assure all components are made to strict specifications and are functional and safe. Strict process controls relating to the entire manufacturing process are part of our standard operating procedure.

         Over the years our product and manufacturing quality have received excellent ratings. Total quality, timely delivery and customer satisfaction is our philosophy. High levels of quality in every area of our operations are essential. Quality standards are established for each operation, performance tracked against those standards, and identifying workflow and implementing necessary changes to deliver higher quality levels. We maintain regular contact with our customers to assure adequate information exchange and other activities necessary to assure customer satisfaction and to support our high level of quality and on-time delivery. Any adverse change in our quality and process controls could adversely affect our relationships with customers and ultimately our revenues and profitability.

CUSTOMERS

         We serve a wide range of businesses, from emerging growth companies to multinational OEMs, involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. A significant portion of our revenues are distributed over the following industry segments:

                                                       Year Ended December 31,
                                                    ----------------------------
                                                    2001       2000        1999
                                                    ----       ----        ----
Data processing                                     13%         15%         22%
Telecommunications                                   9%         22%         22%
Instrumentation                                     19%         19%         23%
Food preparation equipment                          23%         22%         17%

         We seek to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically a substantial percentage of our net sales have been to multiple locations of a small number of customers. Significant reductions or delays in sales to any of those major customers would have a material adverse effect on our results of operations. In the past, certain of our customers have terminated their manufacturing relationship with us, or otherwise significantly reduced their product orders. We cannot assure you that any major customer may not terminate or otherwise significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on our results of operations.

         We depend upon the continued growth, viability and financial stability of our customers, who in turn substantially depend on the growth of the personal computer, computer peripherals, communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of our customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or our customers in particular, could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay us for provided manufacturing services, our operating results and financial condition would be adversely affected. In 2001, 43% of our sales were made to numerous locations of three major customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The table below sets forth the respective portion of sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of the company's sales in any respective period.

                               Percentage of Sales
                               -------------------

                                                 2001         2000        1999
                                                 ----         ----        ----
Illinois Tool Works                               26%          19%         15%
Trilithic                                         *            12%          *
Alcatel                                           *            12%          *
Motorola, Inc.                                    *             *          13%

------------
*        less than 10% for that year





MARKETING AND SALES

         We are pursuing expansion and diversification of our customer base. We are seeking to develop long term relationships by working closely with customers, starting with the initial product design and development stage, and continuing throughout the manufacturing and distribution process. Our principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through our sales managers and executive staff, and through independent sales representatives. Domestic operations generate sales through five regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are 15 in-house sales/marketing personnel in the United States and one internationally. In addition to sales through sales representatives and in-house sales personnel, sales are also generated through our website at http://www.tcdn.com and through catalogues, brochures and trade shows.

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

         Techdyne (Europe) had one in-house salesperson who marketed our products, primarily ribbon, harness and cable assemblies, electro-mechanical products, and molded cable assemblies, as well as our reworked and refurbished products to customers in Scotland, England, Ireland, Germany and the Middle East. Following the transfer of the assets of Techdyne (Europe) to Simclar International, this salesperson transferred to Simclar International employment as of March 2002.

         Substantially all of our sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some productions, such as our supplier partnerships, are accomplished under open purchase orders with components released against customer request.

BACKLOG

         At December 31, 2001 and 2000, our backlog of orders amounted to approximately $8,314,000 and $18,676,000, respectively. Based on past experience and relationships with our customers and knowledge of our manufacturing capabilities, we believe that most of our backlog orders are firm and should be filled within six months. Most of the purchase orders within which the company performs do not provide for cancellation. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be canceled. However, based upon relationships with our customers, we occasionally allow cancellations and frequently the rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by the company may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

PATENTS AND TRADEMARKS

         We do not have nor do we rely on patents or trademarks to establish or protect our market position. Rather, we depend on design, engineering and manufacturing, cost containment, quality, and marketing skills to establish or maintain market position.

COMPETITION

         Techdyne is a part of highly competitive electronic manufacturing services industry. We face competition from divisions of large electronics and high-technology firms, as well as numerous smaller specialized companies. Certain competitors have broader geographic coverage and competitive price advantage based on their less expensive offshore operations, particularly in the Far East. Many of our competitors are larger and more geographically diverse and have greater financial, manufacturing and marketing resources than we have. Our main competitors in the PCB area include ACT Manufacturing, Inc., Vickers Electronics Systems, Diversified Systems, Inc., Epic Technologies, Inc, and others. We have numerous competitors in the cable and harness assembly market, including Volex Interconnect Systems, Inc., Foxconn, ACT Manufacturing, Inc. (in bankruptcy) and Escod Industries.

         We believe that we are favorably positioned with regard to primary competitive factors - price, quality of production, manufacturing capability, prompt customer service, timely delivery, engineering expertise, and technical support. We also believe that our affiliation with Simclar enhances our competitive position internationally. However, recent consolidation trends in the electronic manufacturing services industry are resulting in changes in the competitive landscape. Increased competition could result in lower priced components and lower profit margins, or loss of customers, which could have a material adverse effect on our business, financial condition and result of operations. Compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structure, we may be operating at a cost disadvantage.

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

EMPLOYEES

         We presently have 256 employees, ten of our whom are employed as part time or temporary help. Of our employees, approximately 191 are engaged in manufacturing, quality assurance, related operations and support activities, 22 are in material handling and procurement, 14 are in sales and marketing, seven are in engineering, and 12 are in administrative, accounting and support activities.

         We have no unions and we believe that our relationship with our employees is good.

RECENT DEVELOPMENTS

         On June 27, 2001, our shareholders approved an agreement under which Simclar International, acquired 4,674,620 shares of our common stock (71.3% of our shares) from our former parent, Medicore, Inc. Simclar International immediately transferred its controlling interest in our company to its parent, Simclar, which is owned by Samuel Russell and his wife, Christina Margaret Janet Russell, each of whom is also a director of Simclar International and our company. Mr. Russell is also Chief Executive Officer of our company.

         Simclar acquired the controlling interest in our company from Medicore, Inc. for $10,000,000 plus earn-out payments of 3% of our net sales for the next three years, with a minimum aggregate earn-out of $2,500,000 and a maximum aggregate earn-out of $5,000,000. It was also agreed that Simclar use its best efforts to refinance our long-term debt, which Simclar did, enabling us to repay our outstanding indebtedness of approximately $193,000 to Medicore on October 29, 2001. Simclar and Medicore made a variety of customary representations and covenants under the Agreement for Sale and Purchase of Shares, one noteworthy one being Simclar's covenant not to finance the purchase of control with any pre-arranged sale of our assets, provided Simclar would be permitted to close or dispose of our facilities or assets for valid corporate purposes. Simclar also agreed to register the shares of common stock underlying certain options held by management See "Risk Factors."

         In April 2001, as a result of continuing operating losses, we determined to discontinue our manufacturing operations in Scotland through our subsidiary, Techdyne (Europe) Limited. We incurred a cost of approximately $225,000 for closing our Scottish manufacturing operations, primarily from post-employment benefits. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar International, under which Simclar International manufactured products for that subsidiary, and assisted it in management coordination. Simclar International received a service charge for the cost of such personnel and the cost of providing any administrative services based on the actual costs incurred by Simclar. To date, we have paid Simclar $1,250,000 under that management agreement. The management agreement has been terminated following the transfer of the assets of Techdyne (Europe) to Simclar International.

         Upon Simclar's acquisition of control of our company, management also changed. Of the original executive officers, only Barry Pardon, President and Director, and Lytton Crossley, Director, continue in their original positions. Joseph Verga, formerly Senior Vice President and director, no longer holds those positions, but he continues as a member of our management. Mr. Thomas K. Langbein, Chairman of the Board and Chief Executive Officer of our company and Medicore, of which former parent he is also President, and Directors Peter D. Fischbein, Anthony C. D'Amore and Edward Diamond resigned upon completion of the sale of control. Messrs. Fischbein and D'Amore are directors of Medicore. Additions to our management upon the change in control are: (1) Samuel Russell, managing director of Simclar International and 90% owner of Simclar, who is Chairman of the Board and Chief Executive Officer of our company; (2) Christina Margaret Janet Russell, the wife of Samuel Russell and a Director of Simclar International and 10% owner of Simclar, who is a Director of our company, and (3) three new Directors, Thomas Foggo, senior partner of Skene Edwards, W.S., counsel to Simclar, John Ian Durie, Finance Director of Simclar and formerly a partner of Deloitte & Touche, and Kenneth Greenhalgh, a management consultant to Simclar. Our by-laws were amended to increase the board of directors to nine members effective upon completion of the sale of control. There remain two vacancies on the board.

RISK FACTORS

         This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed below.

The loss of a major customer would adversely affect us

         A substantial percentage, approximately 57% of our sales for the year ended December 31, 2001, have been to five customers, the loss of any of which would adversely affect us. A substantial portion of our sales (26%) is with one major customer, Illinois Tool Works ("ITW"). There are no long-term contracts with any customer. Substantially all of our sales and reorders are subject to competitive bids. Sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles, and pricing and margin pressures. Additionally, certain of the industries served by us are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to our major customers or their products could have an adverse effect on us. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay.

         In addition, we generate large accounts receivable in connection with our providing of electronic contract manufacturing. If one or more of our customers experiences financial difficulty and is unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. Recent examples are two customers who filed under Chapter 11 of the Bankruptcy Act since August 2001. Both customers owed us a total of $159,000 at the time of their filings, which may be uncollectable. We expect to continue to depend on the sales of a limited number of major customers.

Secured loans - existence of liens on all of our assets

         All of our assets, except for those of Techdyne (Europe), have been pledged as collateral for two bank loans. On October 24, 2001, we refinanced our existing bank loans of $10,400,000, of which approximately $7,256,000 was outstanding at the time of refinancing, with a one-year $3,000,000 line of credit and a $7,000,000 seven-year term loan. The refinancing was completed with the Bank of Scotland. The refinancing is at an interest rate at the LIBOR rate plus 1.5% for a one, three or six month period, at our option. We elected the three month interest period at 3.83% until January 24, 2002, and continued the three month election until April 24, 2002, at an interest rate of 3.31%. The term loan specifies quarterly payments of $250,000 starting January 24, 2002.

Our new credit facilities impose operational and financial restrictions on us

         Our new credit facilities with the Bank of Scotland, which include a Facility Letter, a Working Capital Facility Letter, a Security Agreement, a Pledge Agreement, and a Guaranty, in addition to subjecting all our assets as security for the bank financing, includes substantial covenants that impose significant restrictions on us, including, among others, requirements that:

         o   the facilities take priority over all our other obligations;
         o we must maintain sufficient and appropriate insurance for our business and assets;
         o we must maintain all necessary licenses and authorizations for the conduct of our business;
         o we indemnify the bank against all costs and expenses incurred by it which arise as a result of any actual or threatened (i) breach of environmental laws; (ii) release or exposure to a dangerous substance at or from our premises; or (iii) claim for an alleged breach of environmental law or remedial action or liability under such environmental law which could have an adverse material effect;
         o if environmental harm has occurred to our property securing the credit facility, we have to ensure we were not responsible for the harm, and we have to be aware of the person responsible and its financial condition; and
         o relate to various pension and benefit plans and ERISA issues, including, among others, requiring us to notify the bank of (i) material adverse changes in the financial condition of any such plan; (ii) increase in benefits; (iii) establishment of any new plan; (iv) grounds for termination of any plan; and (v) our affiliation with or acquisition of any new ERISA affiliate that has an obligation to contribute to a plan that has an accumulated funding deficiency.

         In addition, our credit facilities require us to maintain:

         o consolidated adjusted net worth greater than $9,000,000 for fiscal 2002 and $11,000,000 thereafter;
         o a ratio of consolidated net trade receivables and net inventories to consolidated net borrowings not less than 1.5 to 1 to June 30, 2002, and 1.75 to 1 thereafter;
         o a ratio of consolidated trade receivables to consolidated net borrowing of not less than .5 to 1 to June 30, 2002, and .75 to 1 thereafter; and
         o a ratio of consolidated net income before interest, income taxes and management fees to total consolidated interest costs of not less than 2 to 1.

         Finally, without the prior written consent of the Bank of Scotland, our credit facilities prohibit us from:

         o granting or permitting a security agreement against our consolidated assets (except for permitted security agreements);
         o declaring or paying any dividends or making any other payments on our capital stock;
         o consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business;
         o incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements;
         o undertaking any capital expenditures in excess of $1,000,000 in any one fiscal year;

         o effecting any changes in ownership of our company or Lytton, our 100%-owned subsidiary; and
         o making any material change in any of our business objectives, purposes, operation or taxes.

         Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt. At December 31, 2001, we were in violation of the interest coverage covenant. Although the Bank of Scotland has waived this default, there can be no assurance that defaults in these or other covenants will not occur in the future, nor can there be any assurance that our lender will waive future defaults. A default in the covenants would permit our lender to accelerate the maturity of our credit facilities and sell the assets securing them, which would cause the company to cease operations and seek bankruptcy protection.

         Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which could reduce amounts for working capital and other general corporate purposes. The restrictions in our credit facility could also limit our flexibility in reacting to changes in our business and increases our vulnerability to general adverse economic and industry conditions.

         We operate in a highly competitive industry and our business may be harmed by competitive pressures

         Manufacture and assembly of electro-mechanical and electronic components is a highly competitive industry characterized by a diversity and sophistication of products and components. We compete with major electronics firms that have substantially greater financial and technical resources and personnel than we do. We also face competition from many smaller, more specialized companies. We believe the primary competitive factors are pricing, quality of production, prompt customer service, timely delivery, engineering expertise, and technical assistance to customers. Among this mix of competitive standards, we believe we are competitive with respect to delivery time, quality, price and customer service. Price sensitivity becomes a paramount competitive issue in recessionary periods, as we are now experiencing, and we may be at a competitive disadvantage with manufacturers with a lower cost structure, particularly off-shore manufacturers with lower labor and related production costs. To compete effectively, we must also provide technologically advanced manufacturing services, and respond flexibly and rapidly to customers' design and schedule changes. Our inability to do so could have adverse affects on us. Customers in our industry are price-sensitive and, particularly in the current downturn, there is substantial pressure from customers to reduce our prices. Our ability to remain competitive depends on our ability to meet these customer and competitive price pressures while protecting our profit margins. We have been engaged in and will have to continue cost reductions in overhead, manufacturing processes, and equipment retooling, while maintaining product flow, inventory control, and just-in-time shipping to our customers. If we are unable to accomplish these factors, we will not be competitive, and our business and operating results will be adversely impacted.

Our revenues are contingent on the health of the industries we serve

         We rely on the continued growth and financial stability of our customers who operate in the following industries:

         o   data processing
         o   telecommunications
         o   instrumentation, and
         o   food preparation equipment

         These industry segments, to a varying extent, are subject to dynamic changes in technology, competition, short product life cycles, and economic recessionary periods. When our customers are adversely affected by these factors, we may be similarly affected.

Manufacture of electronic and electro-mechanical products, particularly designed for OEMs and manufactured to custom specifications, is cyclical, and demand for our products may decline.

         Our business depends substantially on both the volume of electronic and electro-mechanical production by OEMs in the data processing, telecommunications, instrumentation and food preparation industries, and new specifications and designs for these OEMs. These industries have been cyclical over the years, and have experienced oversupply as well as significantly reduced demand, as we are currently experiencing. Declining demand for our products and services may continue into the immediate future. The result of the economic downturn has resulted in lower capacity utilization of our manufacturing operations and a shift in product mix toward lower margin assemblies. OEMs may not increase production or may shift to new customer specifications and designs, in which case demand for our products and services may continue to slow. These changes in economic conditions and demand have resulted and may continue to result in customer rescheduling of orders and shipments, which affects our results of operations. The continued recession and downturn in OEM products is anticipated to have an adverse effect on our business, financial condition, and operating results. Moreover, our need to invest in engineering, marketing, and customer services and support capabilities will limit our ability to reduce expenses, as we have been attempting to do, in response to such downturns.

We do not have long-term contracts with customers, and cancellations, reductions or delays in orders affect our profitability

         We do not typically obtain firm long-term contracts from our customers. Instead, we work closely with our customers to develop forecasts for upcoming orders, which are not binding, in order to properly schedule inventory and manufacturing. Our customers may alter or cancel their orders or demand delays in production for a number of reasons beyond our control, which may include:


         o   market demand for products;
         o   change in inventory control and procedures;
         o   acquisitions of or consolidations among competing customers;
         o   electronic design and technological advancements; and
         o   recessionary economic environment.

         Any one of these factors may significantly change the total volume of sales and affect our operating results, as has been the case with the recessionary environment and reduced demand for our customers' products and in turn, our products and services. In addition, since much of our costs and operating expenses are relatively fixed, a reduction in customer demand would adversely affect our gross margins and operating income. Although we are always seeking new business and customers, we cannot assure you that we will be able to replace deferred, reduced or cancelled orders.

Shortages of components specified by our customers would delay shipments and adversely affect our profitability

         Substantially all of our sales are derived from electro-mechanical and subcontract electronic manufacturing in which we purchase components specified by our customers. In 2000, supply shortages curtailed production of certain assemblies using a particular component. Industry-wide shortages of electronic components, particularly components for PCB assemblies, have occurred. If shortages of components occur, we may be forced to delay shipments, which could have an adverse effect on our profit margins and customer relations. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we typically bear the risk of component price increases that occur, which accordingly could adversely affect our gross profit margins. At times, we are forced to purchase components beyond customer demand on items which are in short supply. To the extent there is less customer demand or cancellations, we will have increased obsolescence. Due to the current difficult economic environment, there may be cut-backs and/or shut-downs of semi-conductor foundries, which could reinitiate component shortages.

Technological developments, satisfying customer designs and production requirements, quality and process controls are factors impacting our operations

         Our existing and future operations are and will be influenced by several factors, including technological developments, our ability to efficiently meet the design and production requirements of our customers, increases in expenses associated with continued sales growth, our ability to control costs, our ability to evaluate new orders to target satisfactory profit margins, and our capacity to develop and manage the introduction of new products. We also may not be able to adequately identify new product trends or opportunities, or respond effectively to new technological changes. Quality control is also essential to our operations, since customers demand strict compliance with design and product specifications. Any deviation from our quality and process controls would adversely affect our relationship with customers, and ultimately our revenues and profitability.

Our operating results are subject to annual and quarterly fluctuation which could negatively impact our stock prices

         There are a number of factors, beyond our control, that may affect our annual and quarterly results. These factors include:

         o   the volume and timing of customer orders;
         o   changes in labor and operating prices;
         o   fluctuations in material cost and availability;
         o   changes in domestic and international economies;
         o   timing of our expenditures in anticipation of future orders;
         o increase in price competition, and competitive pressures on delivery time and product reliability;
         o   changes in demand for customer products;
         o the efficiency and effectiveness of our automated manufacturing processes;
         o   market acceptance of new products introduced by our customers; and
         o   uneven seasonal demands by our customers.

Any one or combination of these factors can cause an adverse effect on our future annual and quarterly financial results. Fluctuations in our operating results could materially and adversely affect the market price of our common stock, which has been declining over the last several years, and over the nine months ended September 30, 2001.

Environmental laws may expose us to financial liability and restrictions on operations

         We are subject to a variety of federal, state and local laws and regulations relating to environmental, waste management, and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. Proper waste disposal is a major consideration for PCB manufacturers, which is a substantial part of our business, since metals and chemicals are used in our manufacturing process. Environmental controls are also essential in our other areas of electronic assembly. If we fail to comply with such environmental laws and regulations, then we could incur liabilities and fines and our operations could be suspended.

This could also trigger indemnification of our lender under our new credit facilities, as well as being deemed a default under such credit facilities. See "Our new credit facilities impose operational and financial restrictions on us" above. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could impose other significant capital expenditures. In addition, our operations may give rise to claims of property contamination or human exposure to hazardous chemicals or conditions. Although we have not incurred any environmental problems in our operations, there can be no assurance that violations of environmental laws will not occur in the future due to failure to obtain permits, human error, equipment failure, or other causes. Furthermore, environmental laws may become more stringent and impose greater compliance costs and increase risks and penalties for violations.

Simclar controls over 72% of our common stock and the affairs of our company.

         Simclar acquired 71.3% of our common stock in June 2001, and controls the affairs of our company. In September 2001 Simclar announced its intention to acquire an additional 200,000 shares of our common stock. To date, Simclar has purchased 54,900 shares of our common stock in the open market, giving Simclar a 72.1% ownership of our company. Our common stock does not provide for cumulative voting, and therefore, the remaining shareholders other than Simclar will be unable to elect any directors or have any significant impact in controlling the business or affairs of the company. The concentration of ownership with Simclar may also have the effect of delaying, deterring or preventing a change in control of our company, and would make transactions relating to our operations more difficult or impossible without the support of Simclar.

The price of our shares is volatile

         The market price of our common stock has substantially fluctuated in the past, which resulted in its delisting from the Nasdaq National Market in 1992. In 1995, we completed a public offering of our common stock, which then was listed with the Nasdaq SmallCap Market and Boston Stock Exchange. On November 6, 1996, the common stock was relisted for trading on the Nasdaq National Market and delisted from the Boston Stock Exchange. On February 18, 2000, our common stock transferred to the Nasdaq SmallCap Market, since the market value of the public float was not equal to or greater than the minimum required for listing. The market price of our common stock has been as high as $8.13 in the first quarter of 1997 to as low as $.77 in the third quarter of 2001. Our common stock has limited trading volume, and it closed at $.99 on March 28, 2002.

         There are a variety of factors which contribute to the volatility of our common stock. These factors include domestic and international economic conditions, stock market volatility, our reported financial results, fluctuations in annual and quarterly operating results, and general conditions in the contract manufacturing and technology sectors. Announcements concerning our company and competitors, our operating results, and any significant amount of shares eligible for future sale may also have an impact on the market price of our common stock. As a result of these factors, the volatility of our common stock prices may continue in the future.

Substantial market overhang from outstanding options and shares held by the certain shareholders and our parent may adversely affect the market price of our common stock.

         Certain persons, including former officers and directors of our company and officers of our former parent, Medicore, Inc., own options to purchase shares of our common stock that are exercisable at prices ranging from $2.00 to $4.00 per share for an aggregate of 266,000 shares, and they own 230,000 shares of common stock directly. The company has filed a registration statement, expected to become effective following the filing of this report, that will permit these 496,000 shares, representing approximately 7.3% of our total outstanding shares (assuming all the options are exercised), to be sold by these persons. In addition, our parent, Simclar, owns 4,729,520 shares of our common stock, or 72.1% of our outstanding shares (69.3% assuming exercise of the selling shareholders' options). Under the agreement in which it purchased the controlling interest in our company, Simclar agreed to acquire the shares as "restricted securities" under the Securities Act of 1933 (the "Securities Act"), and not with a view to their distribution. However, restricted shares may be sold under Rule 144 of the Securities Act one year from their acquisition, which would be June 26, 2002, and Simclar, at any time, could register as many of its 4,729,520 shares of common stock as it desires, which could be well in excess of any limited amounts it could sell under Rule 144 without registration. Rule 144 entitles each person having owned restricted securities for a period of one year, to sell without registering the securities, every three months, an amount of shares which does not exceed the greater of 1% of the outstanding common stock or, since the common stock is trading on Nasdaq, the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale. Accordingly, the sale of the 496,000 shares by former officers and directors of our company and Medicore and the potential sale of shares by Simclar, whether under Rule 144 or through a registration statement, may have an adverse affect on the market price of our common stock, and may hamper our ability to manage subsequent equity or debt financing, or otherwise affect the terms and timing of such financing.

We have not declared dividends, and our credit facilities prohibit us from paying dividends

         Under Florida corporate law, holders of our common stock are entitled to receive dividends from legally available funds, when and if declared by our board of directors. We have not paid any cash dividends, and our board of directors does not intend to declare dividends in the foreseeable future. Our future earnings, if any, will be used to finance our capital requirements and fund our operations. We have experienced substantial losses for the year ended December 31, 2001. Even if we had available funds, our credit facilities prohibit us from paying any dividends or making any other payments on our capital stock without the written consent of the lender. There can be no assurance that the lender will provide such consent.

Possible delisting of our stock

         Our common stock trades on the Nasdaq SmallCap Market. There are certain criteria for continued listing on the Nasdaq SmallCap Market, known as maintenance listing requirements. Failure to satisfy any one of these maintenance listing requirements could result in our securities being delisted from the Nasdaq SmallCap Market. These criteria include two active market makers, maintenance of $2,500,000 of stockholders' equity (or alternatively, $35,000,000 in market capitalization or $500,000 in net income from operations in the latest fiscal year or 2 of the last 3 fiscal years), a minimum bid price for our common stock of $1.00, and at least 500,000 publicly held shares with a market value of at least

$1,000,000, among others. Usually, if a deficiency occurs for a period of 30 consecutive business days (10 consecutive business days for failure to satisfy the minimum market capitalization requirement), the particular company is notified by Nasdaq and has 90 days (30 days in the case of market capitalization) to achieve compliance. If the company is unable to demonstrate compliance, the security is subject to delisting. The security might be able to trade on the Nasdaq OTC Bulletin Board, a less transparent trading market which may not provide the same visibility for the company or liquidity for its securities, as does the Nasdaq SmallCap Market. As a consequence, an investor may find it more difficult to dispose of or obtain prompt quotations as to the price of our securities, and may be exposed to a risk of decline in the market price of our common stock.

         In October 1999, we received notification from the Nasdaq Listing Qualification Department of the Nasdaq Stock Market that our common stock failed to maintain a market value of public float greater than $5,000,000, the minimum maintenance requirement for continued listing on the Nasdaq National Market. Since we were unable to satisfy that maintenance requirement, we transferred our common stock for trading to the Nasdaq SmallCap Market in February 2000. The Nasdaq SmallCap Market requirement for market value float is $1,000,000. The publicly trading shares, exclusive of any affiliate ownership, which is the float for our common stock, is approximately 1,615,000 shares, and as the closing price of our shares on March 28, 2002 was $.99, we satisfy that maintenance requirement.

         However, our common stock has traded as low as $.77 in the third quarter of 2001, and has limited trading volume. There is the risk of being delisted from the Nasdaq SmallCap Market should our common stock fail to maintain a minimum bid price of $1.00 per share for 30 consecutive days. Such occurrence would generate a notice from Nasdaq that we have a 90-day period to reflect that our common stock traded at $1.00 or more for at least 10 consecutive trading days. Continued satisfaction of certain of the Nasdaq SmallCap listing maintenance requirements is beyond our control. There is no assurance that the company will continue to satisfy the minimum listing maintenance criteria, which without a timely cure, could cause our securities to be delisted from the Nasdaq SmallCap Market.

ITEM 2.  PROPERTIES

         The following chart summarizes the properties leased by the company.


SPACE                               PROPERTY                           TERM
-----                               --------                           ----
16,000 sq. ft.                      2230 W 77th St.                    10 yrs. to August 31, 2010
(exec. offs., mfg.)                 Hialeah, FL(1)

12,000 sq. ft.                      2200 W 77th St.                    10 yrs. to August 31, 2010
(warehouse)                         Hialeah, FL(1)

15,000 sq. ft.                      7110 Brittmore                     5 yrs. to August 31, 2002
(mfg., offs. &                      Houston, TX(2)
warehouse)

5,500 sq. ft.                       171 Commonwealth Ave               3 yrs. to March 31, 2005
(mfg. & offs.)                      Attleboro, MA

18,225 sq. ft.                      800 Paloma Dr.                     5 yrs. to May 31, 2002,
(mfg., offs. &                      Round Rock (Austin),               one year renewal to
warehouse)                          TX                                 May 31, 2003



77,800 sq. ft.                      1784 Stanley Ave.                  5 yrs. to July 31, 2002,
(mfg., offs. &                      Dayton, Ohio(3)                    exercised first five year
warehouse)                                                             renewal July 31, 2007
                                                                       one five year renewal

-------------

(1) The landlord is our former parent, Medicore. The lease is as favorable as may be obtained from unaffiliated third parties.

(2) This facility has been closed and the property subleased for the remainder of the term to an unaffiliated party for substantially similar rent.

(3) The landlord is owned by the former President and Director of Lytton and Director of the company. See Item 13, "Certain Relationships and Related Transactions." The company has a right of first refusal and an option to purchase these premises. This lease is guaranteed by the company.

         Techdyne (Europe) owns an approximately 31,000 square foot facility in Livingston, Scotland that is listed as assets for sale. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The company maintains state-of-the-art manufacturing, quality control, testing and packaging equipment at all of its facilities in Florida, Ohio, Massachusetts, and Texas.

         We believe that our equipment and facilities are adequate for our current operations.

         We are subject to a variety of environmental regulations relating to our manufacturing processes and facilities. See "Government Regulation" and "Risk Factors" under Item 1, "Business."

ITEM 3.  LEGAL PROCEEDINGS

         The company is a party in a pending proceeding entitled Lemelson Medical Education & Research Foundation, Limited Partnership v. Esco Electronics Corporation, et al., initiated in August 2000, pending in the United States District Court for the District of Arizona. Lemelson brought a suit against 91 named defendants, including our company, for infringement of a variety of patents owned by Lemelson, primarily relating to Lemelson's machine vision and bar code scanning patents. Each of the defendants is involved, as is the company, in the manufacture of electronic or semiconductor products. Lemelson simultaneously filed similar lawsuits in the same court against approximately another 350 defendants in different categories of electronic manufacturing. The matter has been referred to patent counsel, who filed jointly with the majority of the other named defendants, a motion to stay any further proceedings pending the resolution of a motion for summary judgment addressing the issue of the equitable defense of "prosecution laches" in an unrelated action entitled Lemelson v. Symbol Technologies, Inc. The equitable defense of prosecution laches is based on the assertion that Lemelson filed initial patent applications with USPTO in the 1950s and continued the patent prosecution through the 1990s continually amending his applications to include products and methods that have become prevalent in the market. In February 2002, the Federal Court of Appeals in the Symbol Technologies case found that prosecution laches is a viable defense to patent infringement claims. This determination is very favorable and could minimize or totally negate Lemelson's claim.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The table below reflects the high and low closing sales prices for our common stock, which trades under the symbol "TCDN" as reported by the Nasdaq SmallCap Market. Prior to February 18, 2000, our common stock was traded on the Nasdaq National Market. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

         2000
         ----
                                                     High                 Low
                                                     ----                 ---
         1st Quarter                                $ 3.63               $ 2.25
         2nd Quarter                                $ 3.19               $ 2.00
         3rd Quarter                                $ 2.75               $ 1.35
         4th Quarter                                $ 1.88               $ 0.75


         2001
         ----
                                                     High                 Low
                                                     ----                 ---
         1st Quarter                                $ 1.50               $ 0.88
         2nd Quarter                                $ 1.50               $ 0.81
         3rd Quarter                                $ 1.34               $ 0.77
         4th Quarter                                $ 1.10               $ 0.81

         At March 28, 2002, the closing sales price of our common stock was $0.99.

         At March 20, 2002, we had 67 shareholders of record and based upon data obtained from our transfer agent, and we have approximately 552 beneficial owners of our common stock.

         We have not paid, nor do we have any present plans to pay cash dividends on our common stock in the immediate future. In addition, our credit facilities with the Bank of Scotland prohibit us from declaring or paying dividends on our common stock without the Bank of Scotland's written consent. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                     Years Ended December 31,
                                      -------------------------------------------------------------------------------
                                          2001             2000              1999             1998            1997(1)
                                          ----             ----              ----             ----            ----
Revenues                               $37,042           $52,767           $48,383          $44,927          $ 33,169
Net (loss) income                       (2,806)              565               303              798             1,426
(Loss) earnings per share:
    Basic                               $ (.43)           $  .09            $  .05           $  .15            $  .32
    Diluted                             $ (.43)           $  .09            $  .05           $  .13            $  .24


                         CONSOLIDATED BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                                     Years Ended December 31,
                                      -------------------------------------------------------------------------------
                                          2001             2000              1999             1998            1997(1)
                                          ----             ----              ----             ----            ----
Working capital                         $ 8,859          $12,443           $10,986          $ 9,321           $ 9,547
Total assets                             21,209           27,876            26,796           23,818            24,625
Long-term debt (2)                        6,371            8,582             7,962            7,581             6,926
Total liabilities                        12,230           16,295            15,631           14,357            15,116
Stockholders' equity                      8,979           11,581            11,165            9,461             9,509



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

         The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as we have experienced 2001, could have a material adverse effect on our business, financial condition and results of operations. Our 2001 operating results were adversely impacted by the severe instabilities experienced during the last 18 months in the telecommunications industry as well as a general downturn in the U.S. economy over the preceding year. We typically do not obtain long-term volume purchase contracts from our customers, but rather we work with our customers to anticipate future volumes of orders. Based upon such anticipated future orders, we will make commitments regarding the level of business we want and can accomplish the timing of production schedules and the levels of and utilization of facilities and personnel. Occasionally, we purchase raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders are already made or anticipated. Any significant cancellations, reductions or order delays could adversely affect our results of operations.

         We use Electronic Data Interchange (EDI) with both our customers and our suppliers in our efforts to continuously develop accurate forecasts of customer volume requirements, as well as sharing our future requirements with our suppliers. We depend on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices, which could have a material adverse effect on our results of operations. It is important for us to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables, or turnkey products, for manufacture. See "Electronic Manufacturing Industry" and "Supplies and Materials Management" under Item 1, "Business" and "Results of Operations" below.

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

         During periods of recession in the electronics industry, as we have experienced in 2001, our competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronic OEMs, who may become more price sensitive.

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

         We compete with much larger electronic manufacturing entities for expansion opportunities. Any acquisitions may result in potentially dilutive issuance of equity securities, the incidence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect our financial results. Acquisition transactions also involve numerous business risks, including difficulties in successfully integrating the acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns.

RESULTS OF OPERATIONS

         The following is a discussion of the key factors that have affected our business over the last three years. This discussion should be read in conjunction with our consolidated financial statements and the related footnotes included herein.

2001 COMPARED TO 2000

         Consolidated revenues decreased approximately $15,724,000 (30%) for the year ended December 31, 2001, compared to the preceding year. There was a decrease in domestic sales of $13,303,000 (28%), and a decrease in European sales of $2,584,000 (53%) compared to the preceding year. The sale decrease was due primarily to a 61% decrease in our shipments to our customers in the telecommunications industry and to a lesser degree the general overall business decline in 2001 compared to 2000. Interest and other income increased by approximately $163,000 compared to the preceding year. This increase reflects the recognition of a $161,000 deferred gain on sale of a buildings to Medicore. See Note 4 to our consolidated financial statements in Part IV of this report.

         Significant reductions in sales of Techdyne (Europe) during recent years have resulted in continuing losses. Net losses for this subsidiary amounted to $909,000 for the year ended December 31, 2001, and $328,000 for the preceding year. As a result of continuing operating losses, in April 2001 we decided to discontinue the manufacturing operations of Techdyne (Europe). We incurred a cost of approximately $225,000 for closing our Scottish manufacturing operations, primarily for severance benefits associated with 79 employees. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar whereby Simclar undertook to manufacture products for Techdyne (Europe) and assist in management coordination. Subsequently on February 28, 2002, the company entered into an agreement with Simclar to transfer, at net book value, all operating assets and all liabilities of Techdyne (Europe), with the exception the land and building. The company plans to liquidate its European subsidiary when the land and building are sold. The company believes that the liquidation of this subsidiary will not require any additional write-down losses.

         Approximately 57% of our consolidated sales for 2001 were made to five customers. Illinois Tool Works ("ITW") (26%) is the only customer that accounts for more than 10% of our total sales. The loss of or substantially reduced sales to any major customer would have an adverse effect on our operations if such sales were not replaced. See Item 1, "Business-Customers."

         Cost of goods sold as a percentage of sales amounted to 94% for the year ended December 31, 2001, and 88% for the preceding year. We experienced decreases in utilization of our manufacturing facilities during 2001, which had a negative effect on our profit margins. Higher component costs during the first quarter of 2001 also had a negative effect on our profit margins. As the economic business cycle deteriorated in 2001, our product mix negatively affected our profit margin in the last half of the year.

         Selling, general and administrative expenses, although decreasing by approximately $821,000 (17%) for the year ended December 31, 2001, compared to the preceding year, amounted to approximately 11% of sales for 2001 and 9% of sales for 2000. The decrease in 2001 was due primarily to the reduction in the costs of support personnel and marketing personnel, which amounted to approximately $501,000. The Company also recorded a charge of $304,000 in 2001 related to the forgiveness of stock option notes and related accrued interest as well as bonuses for certain officers and directors, all as a result of the sale of the Company to Simclar in June 2001.

         Interest expense decreased approximately $248,000 for the year ended December 31, 2001, compared to the preceding year reflecting the decreased borrowings due to the reduction in trade receivables and inventories, along with declining interest rates during the year. The prime rate was 4.75% and 9.5% at December 31, 2001 and 2000, respectively.

2000 COMPARED TO 1999

         Consolidated revenues increased approximately $4,384,000 (9%) for the year ended December 31, 2000, compared to the preceding year. There was an increase in domestic sales of $3,341,000 (8%), and an increase in European sales of $1,051,000 (28%) compared to the preceding year. Interest and other income decreased by approximately $9,000 compared to the preceding year. The decrease reflects a decrease in interest income as a result of a reduction in invested funds.

         Significant reductions in sales of Techdyne (Europe) during recent years have resulted in continuing losses. Net losses for this subsidiary amounted to $328,000 for the year ended December 31, 2000, and $577,000 for the preceding year. Techdyne (Europe) has continued its efforts at new business development; however, continuing losses have resulted in management's ongoing evaluation of the prospects for this facility.

         Approximately 43% of our consolidated sales for 2000 were made to five customers. Customers generating at least 10% of sales included ITW (19%), Alcatel (12%) and Trilithic (12%). The loss of, or substantially reduced sales to, any major customer would have an adverse effect on our operations if such sales were not replaced. See Item 1, "Business-Customers."

         Cost of goods sold as a percentage of sales amounted to 88% for the year ended December 31, 2000, and for the preceding year. We experienced increases in component costs during 2000 which had a negative effect on our profit margins; however, changes in product mix and a diversification of our customer base have offset this negative impact.

         Selling, general and administrative expenses, although increasing by approximately $349,000 (8%) for the year ended December 31, 2000, compared to the preceding year, amounted to approximately 9% of sales for both periods. The increase in 2000 included increases in the cost of support personnel and increased marketing costs associated with efforts to increase sales.

         Interest expense increased approximately $101,000 for the year ended December 31, 2000 compared to the preceding year reflecting the increased borrowings of Lytton, a portion of which were utilized to fund the remaining $1,100,000 payment in July 1999, on the Lytton acquisition purchase price guarantee and increases relating to increased borrowings under our new credit facilities. These increases were partially offset by a reduction of $112,000 for the year ended December 31, 2000, in interest on loans from Medicore due to its' conversion on September 30, 1999, of approximately $2,532,000 of a convertible note receivable from the company. The prime rate was 9.5% and 8.5% at December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balance at December 31, 2001, was approximately $1,021,000 compared to approximately $507,000 at December 31, 2000. Net cash provided by operating activities was approximately $2,167,000 in 2001 compared to approximately $519,000 in 2000. The increase in cash provided from operating activities was due primarily to the reduction in accounts receivable and inventories resulting from the sales volume decrease from the year 2000 to 2001 partially offset by decreases in accounts payable and accrued expenses.

         At December 31, 2001, our average days sales outstanding was 44 days as compared to 54 days at December 31, 2000. The decrease of our average days sales outstanding is primarily the result of increased collection efforts and changes in customer base from 2000. Average inventory turnover was 4.2 and 4.6 times for the years ended December 31, 2000 and 2001, respectively. The decrease in inventory turnover is primarily due to the increased frequency in customer order cancellations and for rescheduling to a later delivery date during 2001 compared to 2000.

         Cash flows used in investing activities decreased approximately $1,072,000 in 2001 compared to approximately $1,346,000 used for investing activities in 2000. Due primarily to the business downturn experienced in 2001 compared to 2000, the company decreased its net acquisition of property and equipment in 2001 compared to 2000. The company has a capital expenditure budget of $500,000 for 2002. Cash flow used in financing activities was approximately $1,375,000 compared to cash flow provided in 2000 of approximately $1,122,000. The cash flow was used to reduce the company's line of credit in 2001 (see paragraph below regarding the company's new credit facility) while the cash provided in 2000 was due primarily from an increase in line of credit.

         On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This new financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio, for Techdyne and Lytton. The new financing includes a line of credit, expiring May 31, 2002, with an interest rate at LIBOR rate plus 1.5% for a one, three or six month period, at the Company's election. The company elected the three-month interest period at 3.83% until January 24, 2002, and 3.31% from this date until April 24, 2002. This line of credit had an outstanding balance of approximately $881,000 at December 31, 2001. The financing also includes a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan requires quarterly payments of $250,000 starting on January 24, 2002. The term loan had an outstanding balance of approximately $7,000,000 at December 31, 2001. The company is of the opinion that the Bank of Scotland will renew the $3,000,000 line of credit until May 31, 2003.

         All of the assets of Techdyne and Lytton collateralize the credit facilities. The credit facilities require affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $9,000,000 after December 31, 2001; a ratio of consolidated net trade receivables and net inventories to consolidated net borrowings not less than 1.5 to 1; a ratio of consolidated trade receivable to consolidated net borrowings not less than .5 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, include (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on our capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, or any material change in any of our business objectives, purposes, operations and tax residence.

         Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt. At December 31, 2001, we were in violation of the interest coverage covenant. Although the Bank of Scotland has waived this default, there can be no assurance that defaults in these or other covenants will not occur in the future, nor can there be any assurance that our lender will waive such future defaults. A default in the covenants would permit our lender to accelerate the maturity of our credit facilities and sell the assets securing them, which would cause the company to cease operations and seek bankruptcy protection.

         Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which could reduce amounts for working capital and other general corporate purposes. The restrictions in our credit facility could also limit our flexibility in reacting to changes in our business and increases our vulnerability to general adverse economic and industry conditions.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprises an eight-year term loan repayable in quarterly payments of (pound)8,594 $(12,470) starting on January 11, 2002, with an interest rate of Bank of Scotland base rate plus 1.5% (effectively 3.81% at December 31, 2001). This line of credit had an outstanding balance of $399,025 at December 31, 2001. The proceeds from the credit facility were used to repay the 15-year mortgage loan of $371,000 as of September 30, 2001.

         We have no off balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at December 31, 2001:



                                  Total      Less than      1-3         4-5        Over 5
In millions                      Amounts      1 Year       Years       Years        Years
                               --------------------------------------------------------------
Long-term debt                   $ 7,450   $ 1,429      $ 2,021      $ 2,000      $ 2,000
Operating leases
(non-cancelable)                   3,164       571          895          860          838
Bank line of credit                  881       881           --           --           --
                               --------------------------------------------------------------
Total contractual                $11,495   $ 2,881      $ 2,916      $ 2,860      $ 2,838
                               ==============================================================

Unused bank line of credit       $ 2,119   $ 2,119      $    --      $    --      $    --
                               --------------------------------------------------------------
Total commerical                 $ 2,119   $ 2,119      $    --      $    --      $    --
                               --------------------------------------------------------------

Due to the operating loss experienced by the company in the fourth quarter of 2001, the company experienced an event of default as of December 31, 2001, relating to the interest coverage covenant. The company received a wavier from the Bank of Scotland stating that it has no intention of placing the credit facility in default.

         Following its acquisition of a controlling interest in our company in June 2001, Simclar carried out a comprehensive review of various aspects of our business. That review highlighted a number of areas where change was considered necessary to bring the company's operations and cost base more into line with the current order backlog and business climate. The changes arising as a result of that review have now been implemented and the financial benefits of these are expected to have a positive effect on the company's financial performance in the forthcoming year. Such changes included the elimination of approximately 125 employees and a reduction in associated annual costs of $3,805,000. Additionally, the company on February 28, 2002 transferred all operating assets of Techdyne (Europe) to Simclar. Techdyne (Europe) incurred an operating loss of approximately $909,000 in 2001. The company's operating plans for the year 2002 reflect that the company will be in compliance with all the bank's financial covenants when tested in 2002. The company believes that the current levels of working capital and working capital generated from operations will be adequate to successfully meet its liquidity demands for next year.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS (SFAS No. 141), No. 141 eliminates the pooling-of-interest method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review and will be effective for fiscal years beginning after December 15, 2001. Net income will increase when the amortization of goodwill to expense is stopped. Amortization expense related to goodwill was approximately $147,000, $142,000 and $124,000, respectively, for the years ended December 31, 2001, 2000 and 1999. In addition, upon adoption, we will perform the first of the required impairment tests of goodwill and have not yet determined what the effect of this test will be on the Company's financial position or results of operations.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations, " and in August 2001 issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment of disposal of long-lived assets. Both SFAS No. 143 and No. 144 are effective beginning with the Company's calendar 2002 year. The Company is currently evaluating the impact of these two statements, but does not expect that they will have a material impact on its financial condition or results of operations when they are implemented.

CRITICAL ACCOUNTING POLICIES

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgements and estimates. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, allowances for inventory obsolescence, a valuation allowance for our deferred tax assets and determining the recoverability of our long-lived assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily available from other sources. As described in Note 1 to the consolidated financial statements, actual results may differ from the amounts estimated and recorded in such financial statements.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received.

         ALLOWANCE FOR INVENTORY OBSOLESCENCE. We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unusable in our manufacturing operations due to loss of a specific customers or a customers' product changes or discontinuations. Based on historical and projected sales information and our concentration of customers, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could cause our customers to cancel, reduce or reschedule orders. These changes could affect our inventory turn over; therefore, the allowance for inventory obsolescence is reviewed monthly and changes to the allowance are updated as new information is received.

         VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS. We had $587,000 deferred tax assets, including a $368,000 net operating loss carryforward benefit, in excess of deferred tax liabilities as of December 31, 2001. For financial reporting purposes we have recorded a valuation allowance of $587,000 due to the uncertainty of realizing these deferred tax assets.

         LONG-LIVED ASSETS. We state our property and equipment at acquisition cost and compute depreciation by the straight-line method over estimated useful lives of the assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. A $105,000 write-down on the carrying costs of the building and equipment of our discontinued Scotland manufacturing facility was recorded in 2001 as further discussed under Item 7, "Results of Operations." No other write downs are currently anticipated. See also the related discussion under "Effect of Recently Issued Accounting Pronouncements" above.

         REVENUE RECOGNITION. Revenue is recognized upon delivery of a product based upon a customer's order where the selling price is fixed and collectability is reasonably assured.

         RELATED PARTY TRANSACTIONS. Related party transactions as described in Notes 4 and 5 in the consolidated financial statements appearing in Part IV of this report, and are at terms no less favorable than would be received from third parties.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Form 10-K includes certain forward-looking statements with respect to our company and its business that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as anticipate, believe, plan, estimate, expect, intend, project and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors include changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which we operate, including, in particular, the impact of our nation's current war on terrorism could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-K. Further, information on other factors that could affect the financial results of Techdyne, Inc. is included in Techdyne's other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commissions website at http://www.sec.gov and/or fromTechdyne, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company is exposed to market risks from changes in interest rates and foreign currency exchange rates.

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which we had approximately $520,000 invested at December 31, 2001.

         Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $8,280,000 at December 31, 2001.

         We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our year-end investments would result in a negative impact of approximately $2,000 on our results of operations. A 1% increase in rates on our year-end variable rate debt would result in a negative impact of approximately $51,000 on our operations.

         Our exposure to market risks from foreign currency exchange rates relates to our European subsidiary whose results of operations when translated into U.S. dollars are impacted by changes in foreign exchange rates. A 10% strengthening of the U.S. dollar against the United Kingdom currency, the pound, would have negatively impacted 2001 earnings by approximately $91,000. We have not incurred any significant realized losses on exchange transactions and have not utilized foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the company, and the related notes, together with the reports of PricewaterhouseCoopers LLP, dated April 4, 2002, and Wiss & Company, LLP, dated March 9, 2001, are set forth at pages F-1 through F-21 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective September 19, 2001, the board of directors of the company, upon the recommendation of the audit committee, dismissed Wiss & Company, LLP as our independent accountants, and engaged new independent accountants, PricewaterhouseCoopers, LLP, for the company's annual audit for our 2001 fiscal year. This matter was previously reported by the company on the Current Report on Form 8-K dated September 19, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

         The report of Wiss & Company, LLP on the Company's financial statements for the last two fiscal years ended December 31, 2000, contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years ended December 31, 2000, and subsequent interim period to the date of September 19, 2001, there were no disagreements with Wiss on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, nor any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is included under the caption, "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS" in our Information Statement relating to our 2002 annual meeting of shareholders to be held on June 5, 2002, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is included under the caption, "EXECUTIVE COMPENSATION" in our Information Statement relating to our 2002 annual meeting of shareholders to be held on June 5, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is included under the caption, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in our Information Statement relating to our 2002 annual meeting of shareholders to be held on June 5, 2002, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the caption, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our Information Statement relating to our 2002 annual meeting of shareholders to be held on June 5, 2002, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

                  (1) The following financial statements are filed as part of this Annual Report on Form 10-K:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of December 31, 2001 and 2000.

                  Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

                  Notes to the Consolidated Financial Statements.

                  (2) The following financial statement schedule is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in this Report:

                  Schedule II - Valuation and Qualifying Accounts

Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

                  (3) Exhibits:


EXHIBIT                                              EXHIBIT DESCRIPTION
NUMBER                                               -------------------
------
3(i)                       Articles of Incorporation (incorporated by reference to the Company's
                           Registration Statement on Form SB-2 dated July 26, 1995, as amended August
                           21, 1995 and September 1, 1995, Registration No. 33-94998-A ("Form SB-2"),
                           Part II, Item 27, 3(a)).

3(ii)                      By-Laws (incorporated by reference to the Company's Form SB-2, Part II, Item
                           27, 3(b)), as amended June 27, 2001 (incorporated by reference to the
                           Company's Form S-3 Registration dated January 23, 2002, Registration No.
                           333-81270, Part II, Item 16, 99(i)).

4(i)                       Form of Common Stock Certificate (incorporated by reference to the Company's
                           Form SB-2, Part II, Item 27, 4(a)).



4(ii)                      Form of 1997 Stock Option Plan (incorporated by reference to the Company's
                           Current Report on Form 8-K dated June 11, 1997 ("June 11, 1997 Form 8-K"),
                           Item 7(c)(4)(i)).

4(iii)                     Form of 1997 Incentive Stock Option (incorporated by reference to the
                           Company's June 11, 1997 Form 8-K, Item 7(c)(4)(ii)).

4(iv)                      Form of 1997 Non-Qualified Stock Option (incorporated by reference to the
                           Company's June 11, 1997 Form 8-K, Item 7(c)(4)(iii)).

10(i)                      Lease Agreement between the Company and Medicore, Inc. dated August 29, 2000
                           (incorporated by reference to Medicore Inc.'s Current Report on Form 8-K dated September 1, 2000).

10(ii)                     Form of Exclusive Sales Representative Agreement (incorporated by reference to Medicore, Inc.'s Annual Report on Form 10-K for the year ended December
                           31, 1994, Part IV, Item 14 (a) 3 (10)(lxiv)).

10(iii)                    Employment Agreement between the Company and Barry Pardon dated September 27,
                           2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Part IV, Item 14(a), 10(iii)).

10(iv)                     Promissory Note to Medicore, Inc. dated April 10, 1995 (incorporated by reference to the Company's Form SB-2, Part II, Item 27, 10 (a)(a)).

10(v)                      Lease Agreement between the Company and Route 495 Commerce Park Limited
                           Partnership dated March 25, 1997 (incorporated by reference to the Company's
                           Quarterly Report on Form 10-Q for the first quarter of 1997, Item 6(a), Part
                           II(10)).

10(vi)                     Lease Agreement between the Company and PruCrow Industrial Properties, L.P.
                           dated April 30, 1997 (incorporated by reference to the Company's Current
                           Report on Form 8-K dated June 4, 1997 ("June 1997 Form 8-K"), Item
                           7(c)(10)(i)).

10(vii)                    Lease Agreement between the Company and EGP Houston Partners Ltd. dated April
                           29, 1997 (incorporated by reference to the Company's June 1997 Form 8-K, Item
                           7(c)(10)(ii)).

10(viii)                   Form of Stock Option to The Investor Relations Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated May 28, 1998,
                           Item 7(c)(10)(i)).

10(ix)                     Sublease between the Company and United Consulting Group dated August 23,
                           1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999; Part IV, Item 14(a)(10)(xiv).


10(x)                      Amended Consent to Sublease between the Company, United Consulting Group,
                           Inc., and United Computing Group, Inc. (incorporated by reference to the
                           Company's Annual Report on Form 10-K for the year ended December 31, 2000,
                           Part IV, Item 14(a), 10(xxv)).

10(xi)                     Management Agreement between Techdyne (Europe) Limited and Simclar
                           International Limited dated May 3, 2001 (incorporated by reference to the
                           Company's Amended Quarterly Report on Form 10-Q for the first quarter of
                           2001, Item 6(a)(99)(i)).

10(xii)                    Facility Letter, dated October 2, 2001, for the Company's financing with the
                           Bank of Scotland (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 2001, Item 6(a)10(a)).

10(xiii)                   Working Capital Facility Letter, dated October 21, 2001, for the Company's
                           Financing with the Bank of Scotland (incorporated by reference to the
                           Company's Quarterly Report on Form 10-Q for the third quarter of 2001, Item
                           6(a)10(b)).

10(xiv)                    Service Agreement between the Company and Simclar International Holdings
                           Limited, effective July 11, 2001 (incorporated by reference to the Company's
                           Quarterly Report on Form 10-Q for the third quarter of 2001, Item 6(a)10(c)).

10(xv)            *        Minute of Agreement between Techdyne (Europe) Limited and Simclar
                           International Limited, effective February 28, 2002.

16(i)                      Letter from Wiss & Company, LLP, dated September 28, 2001, addressed to the
                           Securities and Exchange Commission (incorporated by reference to the
                           Company's Current Report on Form 8-K/A dated September 19, 2001, Item 7,
                           16(a)).

21                *        Subsidiaries of the registrant.

23.1              *        Consent of PricewaterhouseCoopers LLP.

23.2              *        Consent of Wiss & Company.

24                *        Powers of Attorney

-----------------

*        Filed with this Report.

         (B)      REPORTS ON FORM 8-K.

         The Company filed a Current Report on Form 8-K, pursuant to Item 5 thereof, dated October 26, 2001, regarding the Company's entering into two credit facilities with the Bank of Scotland for an aggregate amount of $10 million.

         (C)      EXHIBITS.

                  The exhibits to this report follow the Signature Page.

         (D)      FINANCIAL STATEMENT SCHEDULES.

                  The financial statement schedule follows the exhibits to this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TECHDYNE, INC.


Date: April 16, 2002                 By: /s/ Barry J. Pardon
                                         ---------------------------------------
                                         Barry J. Pardon, President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                         Title                                      Date
----                                         -----                                      ----
Samuel Russell*                       Chairman of the Board of Directors          April 16, 2002
--------------------------------      and Chief Executive Officer
Samuel Russell


/s/  Barry J. Pardon                  President and Director                      April 16, 2002
--------------------------------      (principal executive officer)
Barry J. Pardon

John Ian Durie*                       Vice-President (Finance) and                April 16, 2002
--------------------------------      Director
John Ian Durie

David L. Watts*                       Chief Financial Officer and                 April 16, 2002
--------------------------------      Secretary
David L. Watts                        (principal financial and principal
                                      accounting officer)

Lytton Crossley*                      Director                                    April 16, 2002
--------------------------------
Lytton Crossley

Christina M.J.Russell*                Director                                    April 16, 2002
--------------------------------
Christina Margaret Janet Russell

Thomas Foggo*                         Director                                    April 16, 2002
--------------------------------
Thomas Foggo

Kenneth Greenhalgh*                   Director                                    April 16, 2002
--------------------------------
Kenneth Greenhalgh

*By: /s/  Barry J. Pardon
     ---------------------------------
     Barry J. Pardon, Attorney-in-Fact

                         TECHDYNE, INC. AND SUBSIDIARIES



The  following   consolidated   financial  statements  of  Techdyne,   Inc.  and
subsidiaries are included in Item 8:

                                                                            Page
                                                                            ----

Report of PricewaterhouseCoopers LLP, independent certified
public accountants                                                          F-2

Report of Wiss & Company, independent certified public accountants          F-3

Consolidated Balance Sheets - December 31, 2001 and 2000.                   F-4

Consolidated Statements of Operations - Years ended December 31,
2001, 2000, and 1999.                                                       F-5

Consolidated Statements of Stockholders' Equity - Years ended
December 31, 2001, 2000 and 1999.                                           F-6

Consolidated Statements of Cash Flows - Years ended December 31,
2001, 2000, and 1999.                                                       F-7

Notes to Consolidated Financial Statements                                  F-8

The following financial statement schedule of Techdyne, Inc. and subsidiaries is included in Item 14(d):

    Schedule II - Valuation and qualifying accounts.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         TECHDYNE, INC. AND SUBSIDIARIES


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Techdyne, Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-1 present fairly, in all material respects, the financial position of Techdyne, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

April 4, 2002
Dayton, Ohio

                         TECHDYNE, INC. AND SUBSIDIARIES


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Techdyne, Inc.

We have audited the accompanying consolidated balance sheet of Techdyne, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Techdyne, Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ WISS & COMPANY LLP

March 9, 2001
Livingston, New Jersey

                         TECHDYNE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                                2001               2000
                                                                                ----               ----
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  1,021,112      $    506,824
  Accounts receivable, less allowances of $220,000 and $120,000
    at December 31, 2001 and 2000, respectively                                 4,464,553         7,851,926
  Inventories, less allowances for obsolescence of $959,000 and
    $783,000 at December 31, 2001 and 2000, respectively                        8,241,680        10,183,134
  Prepaid expenses and other current assets                                       184,475           701,507
  Deferred income taxes                                                           403,000           498,097
                                                                             ------------      ------------
             Total current assets                                              14,314,820        19,741,488
                                                                             ------------      ------------

Property and equipment:
  Land and improvements                                                           174,120           178,800
  Buildings and building improvements                                             672,359           690,431
  Machinery, computer and office equipment                                      7,370,178         7,654,995
  Tools and dies                                                                  402,796           450,583
  Leasehold improvements                                                          545,162           621,788
                                                                             ------------      ------------
                                                                                9,164,615         9,596,597
  Less accumulated depreciation and amortization                                5,247,725         4,605,128
                                                                             ------------      ------------
                                                                                3,916,890         4,991,469
Deferred expenses and other assets, net                                            21,909            41,193
Costs in excess of net tangible assets acquired, less accumulated amortization of $605,000 and $459,000 at
     December 31, 2001 and 2000, respectively                                   2,954,995         3,101,635
                                                                             ------------      ------------
                                                                             $ 21,208,614      $ 27,875,785
                                                                             ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                             $    881,184      $          -
  Accounts payable                                                              2,080,102         4,248,750
  Accounts payable to major stockholder - net                                     563,455                 -
  Accrued expenses                                                                851,558         1,826,546
  Current portion of long-term debt                                             1,079,578           625,048
  Income taxes payable                                                                  -            99,433
  Advances from parent                                                                  -           498,900
                                                                             ------------      ------------
             Total current liabilities                                          5,455,877         7,298,677
                                                                             ------------      ------------
Deferred gain on sale of real estate                                                    -           161,047
                                                                             ------------      ------------
Long-term debt                                                                  6,370,844         8,582,289
                                                                             ------------      ------------
Deferred income taxes                                                             403,000           252,600
                                                                             ------------      ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and
    outstanding 6,556,990 shares at December 31, 2001 and 2000                     65,570            65,570
  Capital in excess of par value                                               11,592,995        11,592,995
  Retained (deficit) earnings                                                  (2,244,972)          560,582
  Accumulated other comprehensive loss                                           (226,875)         (222,325)
  Notes receivable from options exercised                                        (207,825)         (415,650)
                                                                             ------------      ------------
             Total stockholders' equity                                         8,978,893        11,581,172
                                                                             ------------      ------------
                                                                             $ 21,208,614      $ 27,875,785
                                                                             ============      ============

                 See notes to consolidated financial statements

                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31,
                                                            2001              2000             1999
                                                            ----              ----             ----
Revenues:
  Sales                                                 $ 36,825,274      $ 52,712,819     $ 48,320,096
  Interest and other income                                  217,000            53,693           62,664
                                                        ------------      ------------     ------------
                                                          37,042,274        52,766,512       48,382,760
                                                        ------------      ------------     ------------
Cost and expenses:
  Cost of goods sold                                      34,436,950        46,510,042       42,579,142
  Selling, general and administrative expenses             3,940,055         4,761,240        4,411,685
  Stock option note writeoff and bonus compensation          304,000                 -                -
  Shutdown of Scotland manufacturing operations
  including impairment loss                                  330,000                 -                -
  Interest expense                                           591,326           839,660          738,794
                                                        ------------      ------------     ------------
                                                          39,602,331        52,110,942       47,729,621
                                                        ------------      ------------     ------------

(Loss) income before income taxes                         (2,560,057)          655,570          653,139

Income tax provision                                         245,497            90,543          349,648
                                                        ------------      ------------     ------------

            Net (loss) income                           $ (2,805,554)     $    565,027     $    303,491
                                                        ============      ============     ============

(Loss) earnings per share:
  Basic                                                 $      (0.43)     $       0.09     $       0.05
                                                        ============      ============     ============
  Diluted                                               $      (0.43)     $       0.09     $       0.05
                                                        ============      ============     ============

                 See notes to consolidated financial statements

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Capital in                        Retained
                                                    Common      Excess of       Comprehensive     Earnings
                                                    Stock       Par Value          Income         (Deficit)
                                                   --------------------------------------------------------------
Balance at January 1, 1999                         $ 52,501    $ 11,139,291                     $   (307,936)

Comprehensive income:
   Net income                                                                   $    303,491         303,491
   Other comprehensive income:
   Foreign currency translation adjustments                                          (71,128)
                                                                                ------------
           Comprehensive income                                                 $    232,363
                                                                                ============
Note conversion by Medicore (1,446,823 shares)       14,469       2,517,473
Exercise of stock options and warrants                  500          49,500
Consultant stock options                                             40,000
Settlement subsidiary acquisition price
  guarantee                                          (2,950)     (2,374,761)
                                                   --------    ------------                     ------------
Balance at December 31, 1999                         64,520      11,371,503                           (4,445)
Comprehensive income:
   Net income                                                                        565,027         565,027
   Other comprehensive loss:
   Foreign currency translation adjustments                                         (119,559)
                                                                                ------------
           Comprehensive income                                                 $    445,468
                                                                                ============
Exercise of stock options                             1,450         252,300
Repurchase of 40,000 shares                            (400)        (30,808)
                                                   --------    ------------                     ------------
Balance at December 31, 2000                         65,570      11,592,995                          560,582
Comprehensive income:
   Net income                                                                     (2,805,554)     (2,805,554)
   Other comprehensive loss:
   Foreign currency translation adjustments                                           (4,550)
                                                                                ------------
           Comprehensive income                                                 $ (2,810,104)              -
                                                                                ============
   Forgiveness of stock option notes
                                                   --------    ------------                     ------------
Balance at December 31, 2001                       $ 65,570    $ 11,592,995                     $ (2,244,972)
                                                   ========    ============                     ============

                                                    Accumulated       Notes        Advance
                                                       Other        Receivable    Subsidiary
                                                   Comprehensive      Stock         Price
                                                   Income (Loss)      Options     Guarantee         Total
                                                   --------------------------------------------------------
Balance at January 1, 1999                          $  (31,638)     $ (113,850)  $ (1,277,711)   $ 9,460,657

Comprehensive income:
   Net income
   Other comprehensive income:
   Foreign currency translation adjustments            (71,128)

           Comprehensive income                                                                      232,363

Note conversion by Medicore (1,446,823 shares)                                                     2,531,942
Exercise of stock options and warrants                                 (49,500)                          500
Consultant stock options                                                                              40,000
Settlement subsidiary acquisition price
  guarantee                                                                         1,277,711     (1,100,000)
                                                    ----------      ----------   ------------    -----------
Balance at December 31, 1999                          (102,766)       (163,350)             -     11,165,462
Comprehensive income:
   Net income
   Other comprehensive loss:
   Foreign currency translation adjustments           (119,559)

           Comprehensive income                                                                      445,468

Exercise of stock options                                             (252,300)                        1,450
Repurchase of 40,000 shares                                                                          (31,208)
                                                    ----------      ----------   ------------    -----------
Balance at December 31, 2000                          (222,325)       (415,650)             -     11,581,172
Comprehensive income:
   Net income
   Other comprehensive loss:
   Foreign currency translation adjustments             (4,550)

           Comprehensive income                                                                   (2,810,104)

   Forgiveness of stock option notes                                   207,825                       207,825
                                                    ----------      ----------   ------------    -----------
Balance at December 31, 2001                        $ (226,875)     $ (207,825)  $          -    $ 8,978,893
                                                    ==========      ==========   ============    ===========

                 See notes to consolidated financial statements

                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                      2001             2000             1999
                                                                      ----             ----             ----
Operating activities:
  Net (loss) income                                               $(2,805,554)     $   565,027      $   303,491
  Adjustments to reconcile net income to net cash
    provided by (used in)  operating activities:
      Depreciation                                                  1,234,035        1,261,455        1,192,204
      Amortization                                                    260,913          178,019          138,817
      Deferred expenses and other assets                               19,284           16,296           (1,329)
      Bad debt expense                                                104,000           25,000            1,714
      Provision for inventory obsolescence                            698,581          421,888          404,762
      Deferred income taxes                                           245,497           14,400           40,100
      Recognition of deferred gain on sale of property               (161,047)               -                -
      Forgiveness of notes reveivable from stock options              207,825                -                -
      Consultant stock option expense                                       -           23,448           16,552
      Increase (decrease) relating
        to operating activities from:
        Accounts receivable                                         3,283,373          131,756       (2,324,576)
        Inventories                                                 1,242,873       (1,155,456)      (2,036,063)
        Prepaid expenses and other current assets                     517,032         (334,999)        (110,005)
        Accounts payable                                           (2,168,648)        (782,886)       1,820,943
        Accounts payable to major shareholder, net                    563,455                -                -
        Accrued expenses                                             (974,988)         183,452          152,294
        Income taxes payable                                          (99,433)         (28,239)          83,016
                                                                  -----------      -----------      -----------
          Net cash provided by (used in) operating activities       2,167,198          519,161         (318,080)
                                                                  -----------      -----------      -----------

Investing activities:
  Subsidiary acquisition payments                                           -         (395,806)      (1,389,531)
  Additions to property and equipment, net of minor disposals        (273,729)        (950,213)      (1,565,048)
                                                                  -----------      -----------      -----------
          Net cash used in investing activities                      (273,729)      (1,346,019)      (2,954,579)
                                                                  -----------      -----------      -----------

Financing activities:
  Line of credit payments                                          (7,486,249)               -                -
  Line of credit borrowings                                         1,697,934        1,562,445        1,867,590
  Other short-term bank borrowings                                          -                -          375,000
  Payments on short-term bank borrowings                                    -                -         (375,000)
  Exercise of stock options                                                 -            1,450              500
  Proceeds from long-term borrowings                                7,399,025          150,000          783,333
  Payments on long-term borrowings                                 (2,486,441)        (561,534)        (724,942)
 (Decrease) increase in advances from parent                         (498,900)             585         (100,331)
  Repurchase of stock                                                       -          (31,208)               -
                                                                  -----------      -----------      -----------
          Net cash (used in) provided by financing activities      (1,374,631)       1,121,738        1,826,150
Effect of exchange rate fluctuations on cash                           (4,550)          21,601          (22,885)
                                                                  -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents                      514,288          316,481       (1,469,394)
Cash and cash equivalents at beginning of year                        506,824          190,343        1,659,737
                                                                  -----------      -----------      -----------
Cash and cash equivalents at end of year                          $ 1,021,112      $   506,824      $   190,343
                                                                  ===========      ===========      ===========


                 See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

         The Company operates in one business segment, the manufacture of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries.

Consolidation

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 72.1% owned subsidiary of Simclar International Holdings Limited ("Simclar"), which purchased the 71.3% interest of the Company's former parent, Medicore, Inc. ("Medicore'), on June 27, 2001. See Notes 4, 5 and 13.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values. The credit risk associated with cash and cash equivalents is considered low due to the high quality of the financial institutions in which the assets are invested.

Inventories

         Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable-manufacturing overhead. Inventories are comprised of the following:

                                    DECEMBER 31,         DECEMBER 31,
                                        2001                 2000
                                    ------------         ------------
Finished goods                      $   584,397          $   658,966
Work in process                       1,216,328            2,586,900
Raw materials and supplies            6,440,955            6,937,268
                                    -----------          -----------
                                    $ 8,241,680          $10,183,134
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

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Long-Lived Asset Impairment

         Pursuant to Financial Accounting Standards Board (FASB) Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of," impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. The Company based on current circumstances, does not believe any indicators of impairment are present, other than relative to the building located in Scotland, see Note 14. See also "New Pronouncements" below.

Deferred Expenses

         Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans. Accumulated amortization amounted to $9,699 and $15,529 at December 31, 2001 and 2000, respectively.

Cost in Excess of Net Tangible Assets Acquired

         Cost in excess of net tangible assets acquired is being amortized on a straight-line basis over 25 years. If, in the opinion of management, an impairment of value occurs, based on the undiscounted cash flow method, any writedowns will be charged to expense. See also "New Pronouncements" below.

Income Taxes

         Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

Stock-Based Compensation

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), permits a company to elect to follow the accounting provisions of APB 25 rather than the alternative fair value accounting provided under SFAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25.

Earnings per Share

         Diluted earnings (losses) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price, and contingent shares for the stock price guarantee for the acquisition of Lytton. The Company has various stock options; however, only those options which were anti-dilutive during the periods being reported on have been included in the earnings per share computations. For the year ended December 31, 2001, no potentially dilutive securities were included in the diluted earnings per share computation as the Company incurred a net loss for the period and to include them would be anti-dilutive.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                      YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                2001             2000           1999
                                                            ------------      ----------     ----------
Net (loss) income - numerator basic computation             $ (2,805,554)     $  565,027     $  303,491
                                                            ============      ==========     ==========

Weighted average shares - denominator basic computation        6,556,990       6,575,200      5,647,174
Effect of dilutive securities:
  Stock options                                                        -          24,256         68,039
  Contingent stock - acquisition                                       -               -        164,131
Weighted average shares, as adjusted - denominator             6,556,990       6,599,456      5,879,344
                                                            ============      ==========     ==========

(Loss) earnings per share:
   Basic                                                    $      (0.43)     $      .09     $      .05
                                                            ============      ==========     ==========
   Diluted                                                  $      (0.43)     $      .09     $      .05
                                                            ============      ==========     ==========

Accrued Expenses

Accrued expenses is comprised as follows:

                                         DECEMBER 31,         DECEMBER 31,
                                             2001                 2000
                                         ------------          -----------
             Accrued compensation         $  319,682           $  518,436
             Other                           531,876            1,308,110
                                          ----------           ----------
                                          $  851,558           $1,826,546
                                          ==========           ==========

Estimated Fair Value of Financial Instruments

         The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, or in the case of debt, becau se such instruments bear variable interest rates which approximate market.

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

Revenue Recognition

         Revenue is recognized upon delivery of a product based upon a customer's order where the selling price is fixed and collectability is reasonably assured.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

Comprehensive Income

         The Company follows FASB Statement No. 130, "Reporting Comprehensive Income" which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity.

New Pronouncements

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations and requires that all business combinations be accounted for as purchases. In addition, SFAS No. 141 establishes new rules concerning recognition of intangible assets arising in a purchase business combination and requires enhanced disclosure of information in the period in which a business combination is completed. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes new rules on accounting for goodwill whereby goodwill will no longer be amortized to expense, but rather will be subject to impairment review and will be effective for fiscal year beginning after December 15, 2001. Net income will increase when the amortization of goodwill to expense is stopped. Amortization expense related to goodwill was approximately $147,000, $142,000 and $124,000, respectively, for the years ended December 31, 2001, 2000 and 1999. In addition, upon adoption, we will perform the first of the required impairment tests of goodwill and have not yet determined what the effect of this test will be on the Company's financial position or results of operations.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," and in August 2001 issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes standards of accounting for asset retirement obligations (i.e., legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived asset, except for certain obligations of lessees) and the associated asset retirement costs. SFAS No. 144 replaces existing accounting pronouncements related to impairment of disposal of long-lived assets. Both SFAS No. 143 and No. 144 are effective beginning with the Company's calendar 2002 year. The Company is currently evaluating the impact of these two statements, but does not expect that they will have a material impact on its financial condition or results of operations when they are implemented.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--LONG-TERM DEBT

         On October 24, 2001, the Company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This new financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio for Techdyne and Lytton. The new financing includes a $3,000,000 line of credit, expiring May 31, 2002, with an interest rate at LIBOR rate plus 1.5% for a one, three or six month period, at the Company's election. The Company elected the three-month interest period at 3.83% until January 24, 2002, after this date the rate is 3.31% until April 24, 2002. This line of credit had an outstanding balance of approximately $881,184 at December 31, 2001. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 starting on January 24, 2002 plus interest. The term loan had an outstanding balance of $7,000,000 at December 31, 2001.

         The credit facilities are collateralized by all the assets of the Company and requires affirmative and negative covenants be maintained by the Company. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $9,000,000 after December 31, 2001; a ratio of consolidated net trade receivables and net inventories to consolidated net borrowings not less than 1.5 to 1; a ratio of consolidated trade receivable to consolidated net borrowings not less than .5 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, (1) include granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the Company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, or any material change in any of our business objectives, purposes, operations and tax residence. At December 31, 2001, the Company was not in compliance with respect to the terms of the credit facilities as a result of not meeting certain financial covenant requirements. In April 2002, the Company obtained a wavier of the non-compliance.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprises an eight-year term loan repayable in quarterly payments of (pound)8,594 ($12,470) starting on January 11, 2002 with an interest rate of Bank of Scotland base rate plus 1.5%. This line of credit had an outstanding balance of $399,025 at December 31, 2001 (effectively 3.1% at December 31,
2001). The proceeds from the credit facility were used to repay the 15-year mortgage loan of $371,000 as of September 30, 2001.

         The Company had a three-year $4,500,000 commercial revolving line of credit with the Provident Bank of Ohio which became effective February 9, 2000 and maturing February 2003 with interest at prime minus 1/4% and an option to fix the rate for up to 180 days at LIBOR plus 2.5%. This line of credit had an outstanding balance of approximately $3,883,000 at December 31, 2000. The bank also extended a $1,000,000 five-year term loan maturing February 2005 with monthly payments of $16,667 plus interest at the same interest rate as for the line of credit. This loan had an outstanding balance of approximately $833,000 at December 31, 2000. The interest rate on both loans was 9.25% as of December 31, 2000. The loans were collateralized by the business assets of the Company and were cross collateralized with the debt of Lytton.

         Lytton had a $3,000,000 revolving bank line of credit requiring monthly interest payments at prime minus 1/4% with an option to fix the rate for up to 180 days at LIBOR plus 2.5% maturing

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--LONG-TERM DEBT--CONTINUED

February 2003. There was an outstanding balance on this loan of approximately $2,786,000 at December 31, 2000. Lytton had a $1,400,000 60-month installment loan with the same bank maturing February 2004, at an annual rate of prime minus 1/4%, with monthly payments of $23,333 plus interest. The balance outstanding on this loan was approximately $1,028,000 at December 31, 2000. Lytton also has a $500,000 equipment loan agreement with the same bank maturing February 2003 with monthly interest payments until January 2001 and monthly principal payments of $6,000 plus interest commencing January 2001 with interest at prime minus 1/4% and an option to fix the rate for 180 days at LIBOR plus 2.5%. This loan had an outstanding balance of $150,000 at December 31, 2000. The interest rate on all of the Lytton bank loans was 9.25% as of December 31, 2000. The business assets of Lytton collateralize all of these bank loans.

Long-term debt is as follows:

                                                                                  December 31,
                                                                                  ------------
                                                                               2001            2000
                                                                            ----------     ----------
Term loan                                                                   $7,000,000     $        -

Term loan                                                                      399,025              -

Three year line of credit agreement                                                  -      3,883,058

Term loan                                                                            -        833,330

Mortgage note collateralized by land and building with a net book value
    of $699,000 at December 31, 2000                                                 -        413,608

Line of credit                                                                       -      2,786,442

Installment loan                                                                     -      1,028,337

Equipment loan                                                                       -        150,000

Equipment loan requiring monthly payments of $4,298 including
   interest at 5.5% and maturing in April 2002                                  16,996         66,157

Other                                                                           34,401         46,405
                                                                            ----------     ----------
                                                                            $7,450,422     $9,207,337
Less current portion                                                         1,079,578        625,048
                                                                            ----------     ----------
                                                                            $6,370,844     $8,582,289
                                                                            ==========     ==========

The prime rate was 4.75% and 9.50% as of December 31, 2001 and 2000, respectively.

         Scheduled maturities of long-term debt outstanding at December 31, 2001 are approximately: 2002---$1,080,000; 2003---$1,064,000; 2004---$1,058,000;
2005---$1,050,000; 2006---$1,050,000; thereafter---$2,150,000. Interest payments on all of the above debt amounted to approximately $600,000, $784,000 and $581,000 in 2001, 2000 and 1999, respectively.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--INCOME TAXES

         The Company files separate federal and state income tax returns from its former Parent, with its income tax liability reflected on a separate return basis. The Company has net operating loss carryforwards which amounted to approximately $944,000 at December 31, 2001, expiring through 2021.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance of $587, 000 at December 31, 2001 was recognized to offset the deferred tax assets. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              DECEMBER 31,
                                                        ------------------------
                                                           2001           2000
                                                        ---------     ----------
         Deferred tax liabilities:
            Depreciation and amortization               $ 403,000     $  252,600
                                                        ---------     ----------
                  Total deferred tax liability            403,000        252,600
                                                        ---------     ----------
         Deferred tax assets:
            Inventory obsolescence                        374,000        275,501
            Cost capitalized in ending inventory          120,000         70,328
            Accrued expenses                               50,000         49,017
            Other                                          78,000         36,979
            Net operating loss carryforwards              368,000         66,272
                                                        ---------     ----------
                     Total deferred tax assets            990,000        498,097
         Valuation allowance for deferred tax assets     (587,000)             -
                                                        ---------     ----------
           Net  deferred tax assets                       403,000        498,097
                                                        ---------     ----------
            Net deferred tax asset (liability)          $       -     $  245,497
                                                        =========     ==========

         A valuation allowance was provided to offset the deferred tax asset recorded at December 31, 2001 as management believed that it was more likely than not, based on the weight of the available evidence, this portion of the deferred tax asset would not be realized.

Deferred taxes in the accompanying balance sheets consist of the following components:

                                                              DECEMBER 31,
                                                        -----------------------
                                                           2001         2000
                                                        ----------    ---------
         Current deferred tax asset                     $  403,000    $ 498,097
         Current deferred tax liability                          -            -
                                                        ----------    ---------
         Net current deferred tax asset                    403,000      498,097
         Long-term deferred tax asset                            -            -
         Long-term deferred tax liability                 (403,000)    (252,600)
                                                        ----------    ---------
         Net long-term deferred tax asset (liability)     (403,000)    (252,600)
                                                        ----------    ---------

         Net deferred tax asset (liability)             $        -    $ 245,497
                                                        ==========    =========

For financial reporting purposes, (loss) income before income taxes includes the following components:

                                                YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           2001           2000         1999
                                       -----------    -----------   -----------
         United States (loss) income   $(1,651,423)   $   983,848   $ 1,229,773
         Foreign loss                     (908,634)      (328,278)     (576,634)
                                       -----------    -----------   -----------
                                       $(2,560,057)   $   655,570   $   653,139
                                       ===========    ===========   ===========

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--INCOME TAXES--CONTINUED

Significant components of the provision (benefit) for income taxes are as follows:

                                YEAR ENDED DECEMBER 31,
                        --------------------------------------
                           2001          2000           1999
                        ---------     ---------      ---------
         Current:
            Federal     $       -     $  20,000      $ 247,619
            State               -        60,600         69,369
                        ---------     ---------      ---------
                                -        80,600        316,988
                        ---------     ---------      ---------

         Deferred:
            Federal       214,023       (18,489)        32,660
            State          31,474        28,432              -
                        ---------     ---------      ---------
                          245,497         9,943         32,660
                        ---------     ---------      ---------
                        $ 245,497     $  90,543      $ 349,648
                        =========     =========      =========

Techdyne (Europe) files separate income tax returns in the United Kingdom.

         The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense (benefit) is:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                        2001             2000            1999
                                                                     ----------       ----------      ----------
         Statutory tax rate (34%) applied to income before
             income taxes                                            $ (870,419)      $  222,894      $  222,067
         (Reduction) increases in taxes resulting from:
           State income taxes benefits-net of federal income
                   tax effect                                           (75,256)          53,196          44,021

                Tax rate differential relating to tax benefit of
                   foreign  operating loss                              308,936          111,615         196,056
                Reversal of deferred income taxes                       245,497                -               -
                Non deductible items                                     57,966            9,592          23,657
                Change in deferred tax valuation allowance              587,000         (303,000)       (145,000)
                Other                                                    (8,227)          (3,574)          8,847
                                                                     ----------       ----------      ----------
                                                                     $  245,497       $   90,543      $  349,648
                                                                     ==========       ==========      ==========

         Undistributed earnings of the Company's foreign subsidiary amounted to approximately $481,000 and $1,390,000 at December 31, 2001 and 2000,
respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $24,000 and $69,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2001 and 2000, respectively.

         Income tax payments were approximately $130,000, $368,000 and $227,000 in 2001, 2000 and 1999, respectively.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--TRANSACTIONS WITH SIMCLAR AND MEDICORE

         The Company's parent, Simclar, provides certain financial and administrative services to the Company under a service agreement. The amount of expenses covered under the service agreement totaled $154,000 in 2001. Subsequent to Medicore's sale of its majority ownership interest to Simclar on June 27, 2001, Medicore continued to provide certain financial and administrative services to the Company under a service agreement through July 15, 2001, the effective date of cancellation of the agreement. The amount of expenses allocated by former parent Medicore under the service agreement totaled $195,000, $360,000, and $408,000 in 2001, 2000 and 1999, respectively.

         Advances payable to Medicore on the balance sheet were approximately $499,000 at December 31, 2000 with interest at 5.7%. Interest on the net advances amounted to approximately $11,000, $31,000 and $143,000, in 2001, 2000 and 1999, respectively, and is included in the net balance due the former parent. The advances were repaid in full on October 26, 2001.

         On March 27, 1990, the Company sold real property to Medicore. The gain on the sale of approximately $161,000, which was deferred due to the relationship of the parties, has been recognized in 2001, in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," as a result of Medicore's sale of its interest in the Company to Simclar. The premises are leased from Medicore under a 10-year net operating lease expiring August 31, 2010 at an annual rental of $120,000 plus applicable taxes.

         In May 2001, Techdyne (Europe) entered into a management agreement with Simclar pursuant to which Simclar will manufacture products for Techdyne (Europe) and assist in management coordination. These expenses were approximately $1,103,000 in 2001. The Company has a net payable due to its parent, Simclar, of approximately $563,000 at December 31, 2001. The Company manufactured certain products for the parent, Simclar during 2001. Sales of the products were $190,000 in 2001.

NOTE 5--RELATED PARTY TRANSACTIONS

         For the years ended December 31, 2001, 2000 and 1999, respectively, the Company paid premiums of approximately $434,000, $588,000 and $467,000, for insurance through a former director and stockholder, and the relative of a former director and stockholder.

         For the years ended December 31, 2001, 2000 and 1999, respectively, legal fees of $44,000, $52,000 and $45,000 were paid to an officer of the former parent, Medicore, who acts as general counsel for the Company and the former parent.

         Subcontract manufacturing is performed for the Company by a company whose President and shareholder is a former director of the Company. Subcontract manufacturing purchases from this company amounted to approximately $1,503,000, $2,302,000 and $1,728,000 in 2001, 2000 and 1999, respectively.

NOTE 6--COMMITMENTS AND CONTINGENCIES

Commitments

         Lytton leases its operating facilities from an entity which is owned by Lytton's former owner and former President. The operating lease, which expires July 31, 2002, requires annual lease payments of approximately $234,000, adjusted each year based on the Consumer Price Index, and contains renewal options for a period of five to ten years at the then fair market rental value. The Company leases several

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--COMMITMENTS AND CONTINGENCIES--Continued

facilities including that of Lytton and those under lease from its former Parent which expire at various dates through 2010 with renewal options for a period of five years at the then fair market rental value. the Company's aggregate lease commitments at December 31, 2001, are approximately: 2002--$571,000, 2003---$455,000, 2004---$439,000, 2005---$428,000 and 2006---$432,000. Total
rent expense was approximately $669, 000, $818, 000 and $806, 000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company adopted this plan as a participating employer effective July 1, 1998. The discretionary profit sharing and matching expense, including that of the Company and Lytton, amounted to approximately $64,000, $80,000 and $86,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the Company's financial position.

NOTE 7--STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as is discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

         In May 1994, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors and employees. These options were exercisable for a period of five years at $1 per share. On June 30, 1998, 115,000 of these options were exercised and on May 10, 1999, 50,000 of the remaining options were exercised. The Company received cash payment of the par value and the balance in three-year promissory notes, presented in the stockholders' equity section of the balance sheet with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises.

         On February 27, 1995 the Company granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the Company granted a non-qualified stock option for 10,000 shares which vested immediately, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The Company received cash payment of the par value and the balance in three-year promissory notes present in the stockholders' equity section of the balance sheet, with interest at 6.19%.

         In June 1997, the Company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, with 325,000 of these options outstanding at December 31, 2000. On June 30, 1999, the Company granted 52,000 options exercisable for three years through September 29, 2002 at $4.00 per share with 10,000 options outstanding at December 31, 2000. On August 25, 1999, the Company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at December 31, 2000. On December 15, 1999 the Company granted 19,000 options

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--STOCK OPTIONS--CONTINUED

exercisable for three years through December 14, 2002 at $4.00 per share with 13,000 options outstanding at December 31, 2000. On May 24, 2000, the Company granted 3,000 options exercisable for three years through May 23, 2003 at $4.00 per share, which remain outstanding at December 31, 2000. On October16, 2000, the Company granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002, but based on the change in control of the Company (see Notes 4, 5 and 13), all options vested on June 27, 2001, and 30,000 options were redeemed for $4,200.

         The Company entered into a consulting agreement on July 1, 1999 for financial advisory services which ended on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of the Company's common stock exercisable at $3.50 per share that expire on September 15, 2000. These options were valued at $40,000 resulting in approximately $23,000 expense during 2000 and $17,000 expense during 1999.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.
The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options issued during 2000 and 1999, respectively: risk-free interest rate of 5.88% and 5.20%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of .85 and ..67, respectively; and an expected life of the options of 3 years and 1.8 years, respectively.

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information for options issued is as follows:

                                            2001            2000         1999
                                            ----            ----         ----
         Pro forma net (loss) income     $(2,805,554)    $ 557,000     $ 233,000
                                         ===========     =========     =========
         Pro forma earnings per share:
            Basic                        $     (0.43)    $     .09     $     .04
                                         ===========     =========     =========
            Diluted                      $     (0.43)    $     .09     $     .04
                                         ===========     =========     =========

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--STOCK OPTIONS--CONTINUED

         A summary of the Company's stock option activity, for the years ended December 31, follows:

                                                2001                         2000                        1999
                                                ----                         ----                        ----
                                                   WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                    AVERAGE                     AVERAGE                     AVERAGE
                                      OPTIONS    EXERCISE PRICE    OPTIONS   EXERCISE PRICE     OPTIONS  EXERCISE PRICE
                                      -------    --------------    -------   --------------     -------  --------------
Outstanding-beginning of year         460,250        $2.02          688,250      $2.06          590,350
Granted                                     0                        93,000       1.75          187,000       $3.73
Exercised                                   0                      (145,000)      3.57          (50,000)       1.00
Expired                               (49,250)                     (176,000)                    (39,100)       2.77
                                      -------                      --------                     -------
Outstanding-end of year               411,000                       460,250                     688,250
                                      =======                      ========                     =======
Outstanding and exercisable
  at end of year:
May 1994 options                            -                             -                           -
February and April 1995 options             -                             -                     150,000       $1.75
June 1997 options                     320,000        $3.25          325,000      $3.25          345,000        3.25
May 1998 options                            0         4.25            6,250       4.25            6,250        4.25
June, August and December 1999
   Options, and May 2000 options       31,000         4.00           39,000       4.00           87,000        4.00
July 1999 options                           -                             -                     100,000        3.50
October 2000 options                   60,000         2.00           90,000       2.00                -
                                      -------                      --------                     -------
                                      411,000                       460,250                     688,250
                                      =======                      ========                     =======
Weighted-average fair value of
   Options granted during the year          -                      $    .44                     $   .59
                                      =======                      ========                     =======

         The remaining average contractual life at December 31, 2001 is 1. 8 years for the October 2000 options, 2. 6 years for the June 1999, August 1999, December 1999 and May 2000 options, and . 5 years for the June 1997 options.

         In June 2001, in connection with the sale to Simclar, the Company forgave stock option notes and related accrued interest totaling $207,825 from certain current and former officers and directors of the Company.

NOTE 8--COMMON STOCK

         The Company has 411,000 shares reserved for future issuance at December 31, 2001, including: 320,000 shares for 1997 options; 31,000 shares for 1999 options; and 60,000 shares for 2000 options.

NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following summarizes certain quarterly operating data:

                                      YEAR ENDED DECEMBER 31, 2001                      YEAR ENDED DECEMBER 31, 2000
                             ---------------------------------------------    --------------------------------------------
                             MARCH 31    JUNE 30     SEPT. 30     DEC. 31     MARCH 31    JUNE 30      SEPT. 30    DEC. 31
                             --------    -------     --------     -------     --------    -------      --------    -------
                                                        (In thousands except per share data)
Net Sales                    $13,244     $ 9,312     $ 7,128      $ 7,138     $12,638     $12,280      $13,616     $14,178
Gross profit                   1,468         322         413          125       1,162       1,420        1,700       1,920
Net income (loss)                  1      (1,168)       (664)        (974)       (201)        (36)         224         578
Earnings (loss) per share:
   Basic                     $     -     $  (.18)    $  (.10)     $  (.11)    $  (.03)    $  (.01)     $   .03     $   .09
   Diluted                   $     -     $  (.18)    $  (.10)     $  (.11)    $  (.03)    $  (.01)     $   .03     $   .09

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

         The Company recorded an adjustment to the valuation allowance relating to its deferred tax asset of approximately $521,000 during the fourth quarter of 2001; $66,000 during the third quarter of 2001; $303,000 during the fourth quarter of 2000 and $145,000 during the fourth quarter of 1999. In the third quarter of 2001, the Company recorded an adjustment of $77,000 related to a write down on buildings and equipment in Scotland (See Note 14).

NOTE 10--ACQUISITION

         On July 31, 1997, the Company acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of the Company's common stock. The Company guaranteed that the seller would realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. The total purchase price in excess of the fair value of net assets acquired is being amortized over 25 years. Additional contingent consideration was due if Lytton achieved pre-defined sales levels. Additional consideration of approximately $396,000 and $290,000 was paid in April 2000 and April 1999, respectively, based on sales levels. As the contingencies have been resolved, additional consideration due, has been recorded as goodwill, and is being amortized over the remainder of the initial 25-year life of the goodwill.

NOTE 11--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

         Summarized financial information for the Company's one reportable segment is shown in the following table.

       GEOGRAPHIC AREA SALES         2001           2000            1999
       ---------------------         ----           ----            ----
       United States             $34,539,558    $47,843,141     $44,501,810
       Europe(1)                   2,285,716      4,869,678       3,818,286
                                 -----------    -----------     -----------
                                 $36,825,274    $52,712,819     $48,320,096
                                 ===========    ===========     ===========
(1)
Techdyne (Europe) sales are primarily to customers in the United Kingdom.

GEOGRAPHIC AREA PROPERTY, PLANT AND EQUIPMENT (NET)      2001           2000           1999
---------------------------------------------------      ----           ----           ----
United States                                         $2,999,125     $3,918,081     $4,074,801
Europe                                                   917,765      1,073,388      1,284,854
                                                      ----------     ----------     ----------
                                                      $3,916,890     $4,991,469     $5,359,655
                                                      ==========     ==========     ==========

         Sales to major customers are as follows:

                                          YEAR ENDED DECEMBER 31,

MAJOR CUSTOMERS                 2001               2000               1999
---------------              ----------        -----------         ----------
Illinois Tool Works          $9,705,000        $10,196,000         $7,195,000
Motorola                              -                  -          6,338,000
Alcatel(2)                            -          6,179,000                  -
Trilithic(2)                          -          6,177,000                  -
----------
(1)      Less than 10% of sales for 2001 and 2000.
(2)      Less than 10% of sales for 2001 and 1999.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS--CONTINUED

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

NOTE 13--SALE OF INTEREST

         On April 6, 2001, the Company's former parent, Medicore, Inc., entered into an Agreement for Sale and Purchase of Shares with Simclar International Holdings Limited ("Simclar"), a private United Kingdom company, and the Company, pursuant to which Medicore agreed to sell its 71.3% interest in the Company's common stock to Simclar. The sale was subject to Medicore shareholder approval, which was obtained on June 27, 2001, on which date the sale closed.

NOTE 14 - CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

         As a result of continuing operating losses, in April 2001 the Company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe). In May 2001, Techdyne (Europe) entered into a management agreement with Simclar pursuant to which Simclar would temporarily manufacture products for Techdyne (Europe) and assist in management coordination. The Company initially incurred a cost of approximately $225,000, primarily for severance benefits associated with 79 employees who were terminated during the second quarter of 2001 as a result of this decision. During the remainder of 2001, Techdyne (Europe) continued operations with approximately 2 employees (one as of December 31, 2001).

         With the cessation of the manufacturing operations, the Company made the land, building and equipment available for sale during the third quarter of 2001. In connection with this process, the company recorded an adjustment of $77,000 based upon market information obtained from an unrelated third party during the third quarter of 2001 to adjust the land, building and equipment to its estimated fair value. During the fourth quarter, the Company recorded an additional $28,000 charge to further adjust to estimated fair value. Included in property and equipment at December 31, 2001 are assets held for sale, net of accumulated depreciation, in Scotland totalling approximately $918,000.

         As of February 28, 2002 all remaining net assets and the remaining employee, except the building and land, were transferred to Simclar at net book value on that date. These net assets consisted principally of cash, receivables, payables and equipment. The management agreement with Simclar was also cancelled. Accordingly, the Company will no longer have European operations in 2002.

Schedule II - Valuation and Qualifying Accounts
Techdyne, Inc. and Subsidiaries

December 31, 2001

------------------------------------------------------------------------------------------------------
                        COL. A                     COL. B                         COL. C
------------------------------------------------------------------------------------------------------
                                                                                          Additions
                                                 Balance at   Additions (Deductions)      Charged to
                                                 Beginning     Charged (Credited)to     Other Accounts
                    Classification               of Period      Cost and Expenses          Describe
------------------------------------------------------------------------------------------------------
  YEAR ENDED DECEMBER 31, 2001:
  Reserves and allowances deducted
  From asset accounts:
  Allowance for uncollectable accounts           $  120,000        $   104,000
  Reserve for inventory obsolescence                783,000            699,000
  Valuation allowance for deferred tax asset           ----            587,000
                                                 ----------        -----------
                                                 $  903,000        $ 1,390,000
                                                 ==========        ===========
  YEAR ENDED DECEMBER 31, 2000:
  Reserves and allowances deducted
  From asset accounts:
  Allowance for uncollectable accounts           $   67,000        $    25,000
  Reserve for inventory obsolescence                709,000            422,000
  Valuation allowance for deferred tax asset        303,000           (303,000)
                                                 ----------        -----------            -----------
                                                 $1,079,000        $   144,000            $         0
                                                 ==========        ===========            ===========
  YEAR ENDED DECEMBER 31, 1999:
  Reserves and allowances deducted
  From asset accounts:
  Allowance for uncollectable accounts           $   47,000        $     2,000
  Reserve for inventory obsolescence                544,000            405,000
  Valuation allowance for deferred tax asset        448,000           (145,000)
                                                 ----------        ------------           -----------
                                                 $1,039,000        $   262,000            $         0
                                                 ==========        ===========            ===========
------------------------------------------------------------------------------------
                        COL. A                         COL. D               COL. E
------------------------------------------------------------------------------------

                                                    Other Changes          Balance
                                                     Add (Deduct)         at End of
                    Classification                     Describe             Period
------------------------------------------------------------------------------------
  YEAR ENDED DECEMBER 31, 2001:
  Reserves and allowances deducted
  From asset accounts:
  Allowance for uncollectable accounts               $     (4,000)(1)     $  220,000
  Reserve for inventory obsolescence                     (523,000)(2)        959,000
  Valuation allowance for deferred tax asset             (587,000)              ----
                                                     ------------         ----------
                                                     $ (1,114,000)        $1,179,000
                                                     ============         ==========
  YEAR ENDED DECEMBER 31, 2000:
  Reserves and allowances deducted
  From asset accounts:
  Allowance for uncollectable accounts               $     28,000 (1)     $  120,000
  Reserve for inventory obsolescence                     (348,000)(2)        783,000
  Valuation allowance for deferred tax asset                  ---               ----
                                                     ------------         ----------
                                                     $   (320,000)        $  903,000
                                                     ============         ==========
  YEAR ENDED DECEMBER 31, 1999:
  Reserves and allowances deducted
  From asset accounts:
  Allowance for uncollectable accounts               $     18,000 (1)     $   67,000
  Reserve for inventory obsolescence                     (240,000)(2)        709,000
  Valuation allowance for deferred tax asset                  ---            303,000
                                                     ------------         ----------
                                                     $   (222,000)        $1,079,000
                                                     ============         ==========


(1)  Uncollectable accounts written off, net of recoveries.

(2)  Net write-offs against inventory reserves.