Form 10-Q
period 2002-03-31
TECHDYNE INC
filed 2002-05-15
CIK 764039

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-14659
                       -------

                                 TECHDYNE, INC.
          -------------------------------------------- ---------------
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

                                 (305) 556-9210
                          ---------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                          ---------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| or No |_|

Common Stock Outstanding

         Common Stock, $.01 par value -  6,556,990 shares as of May 10, 2002

                         TECHDYNE, INC. AND SUBSIDIARIES

                                      INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2002 and March 31, 2001 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements
-------  --------------------

         1) Consolidated Condensed Balance Sheets as of March 31, 2002 and December 31, 2001.

         2) Consolidated Condensed Statements of Operations for the three months ended March 31, 2002 and March 31, 2001.

         3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001.

         4) Notes to Consolidated Condensed Financial Statements as of March 31, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
-------  -----------------------------------------------------------

PART II  --  OTHER INFORMATION
-------      -----------------


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         TECHDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,          DECEMBER 31,
                                                                                   2002              2001(A)
ASSETS                                                                         (UNAUDITED)
                                                                           ----------------------------------------
Current assets:
  Cash and cash equivalents                                                         $   591,923       $  1,021,112
  Accounts receivable, less allowances of $220,000 at March 31 and
   December 31                                                                        3,874,173          4,464,553
  Accounts receivable from major stockholder                                            768,422                  -
  Inventories, less allowances for obsolescence of $1,016,000 at March 31
    and $959,000 at December 31                                                       8,280,557          8,241,680
  Prepaid expenses and other current assets                                             182,190            184,475
  Deferred income taxes                                                                 403,000            403,000
                                                                           ----------------------------------------
             Total current assets                                                    14,100,265         14,314,820

Property and equipment:
  Land and improvements                                                                 174,120            174,120
  Buildings and building improvements                                                   672,359            672,359
  Machinery, computer and office equipment                                            6,319,838          7,370,178
  Tools and dies                                                                        254,453            402,796
  Leasehold improvements                                                                548,728            545,162
                                                                           ----------------------------------------
                                                                                      7,969,498          9,164,615
  Less accumulated depreciation and amortization                                      4,498,403          5,247,725
                                                                           ----------------------------------------
                                                                                      3,471,095          3,916,890
Deferred expenses and other assets, net                                                  46,957             21,909
Costs in excess of net tangible assets acquired, less accumulated
     amortization of $605,000 at March 31, 2002 and December 31, 2001                 2,954,995          2,954,995
                                                                           ----------------------------------------

     Total Assets                                                                  $ 20,573,312       $ 21,208,614
                                                                           ========================================


(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission in April 2002.

CONTINUED ON FOLLOWING PAGE

                         TECHDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                                                                                MARCH 31,          DECEMBER 31,
                                                                                   2002              2001(A)
LIABILITIES AND STOCKHOLDERS' EQUITY                                           (UNAUDITED)
                                                                           ----------------------------------------


Current liabilities:
  Line of credit                                                                    $   881,184        $   881,184
  Accounts payable                                                                    2,006,811          2,080,102
  Accounts payable to major stockholder - net                                                 -            563,455
  Accrued expenses                                                                      887,192            851,558
  Current portion of long-term debt                                                   1,016,980          1,079,578
                                                                           ----------------------------------------

          Total current liabilities                                                   4,792,167          5,455,877
                                                                           ----------------------------------------

Long-term debt                                                                        6,155,332          6,370,844
Deferred income taxes                                                                   403,000            403,000
                                                                           ----------------------------------------

         Total liabilities                                                           11,350,499         12,229,721
                                                                           ----------------------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,556,990 shares at March 31, 2002 and December 31,
    2001                                                                                 65,570             65,570
  Capital in excess of par value                                                     11,592,995         11,592,995
  Accumulated deficit                                                                (2,003,578)        (2,244,972)
  Accumulated other comprehensive loss                                                 (224,349)          (226,875)
  Notes receivable from options exercised                                              (207,825)          (207,825)
                                                                           ----------------------------------------

             Total stockholders' equity                                               9,222,813          8,978,893
                                                                           ----------------------------------------

                                                                                   $ 20,573,312       $ 21,208,614
                                                                           ========================================


(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission in April 2002.


            See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  2002             2001
                                                                           -----------------------------------
      Revenues:
        Sales                                                                      $7,429,912     $13,244,127
        Interest and other income                                                      22,907           9,189
                                                                           -----------------------------------
                                                                                    7,452,819      13,253,316
                                                                           -----------------------------------
      Cost and expenses:
        Cost of goods sold                                                          6,427,176      11,776,275
        Selling, general and administrative expenses                                  713,570       1,143,955
        Interest expense                                                               70,679         193,236
                                                                           -----------------------------------
                                                                                    7,211,425      13,113,466
                                                                           -----------------------------------

      Income before income taxes                                                      241,394         139,850

      Income tax provision                                                                  -         139,066
                                                                           -----------------------------------

                  Net income                                                       $  241,394     $       784
                                                                           ===================================

       Earnings per share:
        Basic                                                                      $     0.04     $         -
                                                                           ===================================
        Diluted                                                                    $     0.04     $         -
                                                                           ===================================


            See notes to consolidated condensed financial statements

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                Three Months Ended
                                                                                    March 31,
                                                                              2002              2001
                                                                       -------------------------------------

     Operating activities:
       Net income                                                           $     241,394        $      784
       Adjustments to reconcile net income to net cash
         used in  operating activities:
           Depreciation                                                           212,385           313,158
           Amortization                                                            26,018            37,660
           Deferred expenses and other assets                                     (25,048)             (980)
           Provision for inventory obsolescence                                    59,086           112,971
           Increase (decrease) relating
             to operating activities from:
             Accounts receivable                                                  239,821          (961,269)
             Inventories                                                          (97,963)          260,764
             Prepaid expenses and other current assets                                841            62,700
             Accounts payable                                                    (369,658)         (369,382)
             Accounts payable to major shareholder, net                          (410,690)                -
             Accrued expenses                                                      27,061           (74,748)
             Income taxes payable                                                       -            44,754
                                                                       -------------------------------------
               Net cash used in operating activities                              (96,753)         (573,588)
                                                                       -------------------------------------

     Investing activities:
       Additions to property and equipment, net of minor disposals                (56,853)         (132,608)
                                                                       -------------------------------------
               Net cash used in investing activities                              (56,853)         (132,608)
                                                                       -------------------------------------

     Financing activities:
       Line of credit borrowings                                                        -           685,660
       Payments on long-term bank borrowings                                     (278,110)         (138,032)
      Decrease in advances from parent                                                  -          (217,530)
                                                                       -------------------------------------
               Net cash (used in) provided by financing activities               (278,110)          330,098
     Effect of exchange rate fluctuations on cash                                   2,526            20,537
                                                                       -------------------------------------
     Decrease in cash and cash equivalents                                       (429,190)         (355,561)

     Cash and cash equivalents at beginning of period                           1,021,113           506,824
                                                                       -------------------------------------
     Cash and cash equivalents at end of period                             $     591,923        $  151,263
                                                                       =====================================


     Cash paid during the period for interest                               $      70,679        $  192,236
                                                                       =====================================



            See notes to consolidated condensed financial statements

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The Company operates in one business segment, the manufacture of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries.

CONSOLIDATION

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 72.3% owned subsidiary of Simclar International Holdings Limited ("Simclar"), which initially purchased a 71.3% interest of the Company's former parent, Medicore, Inc. ("Medicore") on June 27, 2001.

LONG-LIVED ASSET IMPAIRMENT

         Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a company to recognize an impairment loss on a long-lived asset when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. It also provides guidance for long-lived assets to be disposed of by sale. The adoption of this statement did not have any impact on the consolidated financial statements. See
Note 4.

GOODWILL

         The Company adopted SFAS No.142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete the first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of impairment loss, if any, and must be completed by the end of 2002. Income before income taxes for the three months ended March 31, 2001 included goodwill amortization of $37,000. Income before income taxes on a pro forma basis, assuming SFAS 142 had been adopted for the three months ended March 31, 2001 would have been $177,000. The Company is continuing to evaluate the impact of this statement, but does not expect it to have a material impact on its financial condition or results of operations.

EARNINGS  PER SHARE

         Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2002 or for the same periods of the preceding year, as a result of exercise prices.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Following is a reconciliation of amounts used in the basic and diluted computations:


                                                                      Three Months Ended
                                                                              March 31,
                                                                      2002           2001
                                                                      ----           ----
Net income                                                         $  241,934      $      784
                                                                   ==========      ==========

Weighted average shares                                             6,556,990       6,556,990
                                                                   ==========      ==========

Earnings per share:
   Basic                                                           $      .04      $       --
                                                                   ==========      ==========
   Diluted                                                         $      .04      $       --
                                                                   ==========      ==========


COMPREHENSIVE INCOME

         The Company follows FASB Statement No. 130, "Reporting Comprehensive Income" which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

         Below is a detail of comprehensive loss for the three months ended March 31, 2002 and 2001:


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        -------------------------
                                                                                            2002           2001
                                                                                            ----           ----
        Net income                                                                      $   241,394    $       784
        Other comprehensive loss:
        Foreign currency translation
                                                                                              2,526        (55,207)
                                                                                        -------------- --------------
        Comprehensive income (loss)                                                     $   243,920    $   (54,423)
                                                                                        ============== ==============


NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three months ended March 31, 2002 and 2001 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 2001.

                         TECHDYNE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE 3--INCOME TAXES

         The Company files separate federal and state income tax returns from Simclar, with its income tax liability reflected on a separate return basis.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance of approximately $587,000 has been recognized to offset the portion of the deferred tax assets related to U.S. net operating loss carry forwards of approximately $944,000.

         The Company had no domestic income tax expense for the three months ended March 31, 2002 due to utilization of its available tax loss carryforwards. The Company had domestic income tax expense of approximately $139,000 for the three months ended March 31, 2001.

         Techdyne (Europe) had no income tax expense or benefit for the three months ended March 31, 2002 or the same period of the preceding year due to utilizing available tax loss carryforwards and its loss in the same period of the preceding year.

         Income tax payments amounted to $ 0 for the three months ended March 31, 2002 and $2,000 for the same period of the preceding year.


NOTE 4--CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

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

         With the cessation of the manufacturing operations, the Company made the land, building and equipment available for sale during the third quarter of 2001. On February 28, 2002, the Company agreed to transfer to Simclar at net book value the operating assets of Techdyne (Europe) except for the land and building. Included in property and equipment at March 31, 2002 is the Scottish land and building, which are considered assets held for sale, at an estimated fair value of $653,000 based upon market information obtained from an unrelated third party.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

FORWARD-LOOKING INFORMATION

         This Form 10-Q includes certain forward-looking statements with respect to our company and its business that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as anticipate, believe, plan, estimate, expect, intend, project and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors include changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which we operate, including, in particular, the impact of our nation's current war on terrorism could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q. Further, information on other factors that could affect the financial results of Techdyne, Inc. is included in Techdyne's most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission's website at http://www.sec.gov and/or fromTechdyne, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

         The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as we have experienced since the third quarter of 2000, has had a material adverse effect on our business, financial condition and has required us to restructure and downsize our organization and operations during the 2nd half of 2001. Our 2002 operating results to date show signs that these changes have had a positive impact on our financial condition. We typically do not obtain long-term volume purchase contracts from our customers, but rather we work with our customers to anticipate future volumes of orders. Based upon such anticipated future orders, we will make commitments regarding the level of business we want and can accomplish the timing of production schedules and the levels of and utilization of facilities and personnel. Occasionally, we purchase raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders are already made or anticipated. Any significant cancellations, reductions or order delays could adversely affect our results of operations.

         We use Electronic Data Interchange ("EDI") with both our customers and our suppliers in our efforts to continuously develop accurate forecasts of customer volume requirements, as well as sharing our future requirements with our suppliers. We depend on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices, which could have a material adverse effect on our results of operations. It is important for us to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables, or turnkey products, for manufacture.

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

         We compete with much larger electronic manufacturing entities for expansion opportunities. Any acquisitions may result in potentially dilutive issuance of equity securities, the incidence of debt and amortization expenses related intangible assets, and other costs and expenses, all of which could materially adversely affect our financial results. Acquisition transactions also involve numerous business risks, including difficulties in successfully integrating the acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns.

RESULTS OF OPERATIONS

         Consolidated revenues decreased approximately $5,800,000 (44%) for the three months ended March 31, 2002 compared to the same period of the preceding year. There was a decrease in domestic sales of $5,109,000 (42%) and a decrease in European sales of $705,000 (75%) for the three months ended March 31, 2002 compared to the same period of the preceding year. Sales have been affected substantially by the general economic slowdown and by transfer of European sales and marketing operations to Simclar as of February 28, 2002. The Company has not lost a major customer, and has added customers to its listing. The worldwide slowdown has affected all customers, and caused them to push out requirements.

         Interest and other income increased by $14,000 for the three months ended March 31, 2002 compared to the same period of the preceding year. This increase is largely attributable to gains upon the sale of excess manufacturing equipment.

         Approximately 41% of our consolidated sales for the three months ended March 31, 2002 were made to one customer, Illinois Tool Works.

         Cost of goods sold as a percentage of sales amounted to 87% for the three months March 31, 2002 and 89% for the same period of the preceding year. The improvement in the gross margin is primarily due to management's restructuring of operations made during the second half of 2001.

         Selling, general and administrative expenses, decreased by approximately $430,000 for the three months ended March 31, 2002 compared to the same periods of the preceding year, reflecting the overall result of management cost reduction efforts.

         Interest expense decreased approximately $123,000 for the three months ended March 31, 2002 compared to the same period of the preceding year reflecting lower interest rates during the 2002 period. The prime rate was 4.75% and 8.00% at March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balance at March 31, 2002, was approximately $591,000 compared to approximately $1,021,000 at December 31, 2001. Net cash used in operating activities was approximately $97,000 in the three months ended March 31, 2002 compared to approximately $574,000 used in the same period of the preceding year. The decrease in cash used in operating activities was due primarily to the transfer of Techdyne Europe's operating assets at net book value to Simclar at February 28, 2002.

         At March 31, 2002, our average days sales outstanding was 47 days as compared to 60 days at March 31, 2001. The decrease of our average days sales outstanding is primarily the result of increased collection efforts and the decrease in sales during the three month period to two customers from the same period in 2001. Average inventory turnover was 3.1 and 4.8 times for the three months ended March 31, 2002 and 2001, respectively. The decrease in inventory turnover is primarily due to the increased frequency in customer order cancellations and for orders rescheduled to a later delivery date during the 2002 period compared to the 2001 period.

         Cash flows used in investing activities were approximately $57,000 in the three months ended March 31, 2002 compared to approximately $133,000 used for investing activities in the same period of the preceding year. Due primarily to the slow business activities experienced in the three months ended March 31, 2002 compared to the same period in the preceding year, the company decreased its net acquisition of property and equipment. The company has a capital expenditure budget of $500,000 for 2002. Cash flow used in financing activities was approximately $278,000 in the three months ended March 31, 2002 compared to cash flow provided in the same period of the preceding year of approximately $330,000. The cash flow was used to make scheduled repayments on the company's long term debt.

         On October 24, 2001, the Company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This new financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio for Techdyne and Lytton. The new financing includes a $3,000,000 line of credit, expiring May 31, 2002, with an interest rate at LIBOR rate plus 1.5% for a one, three or six month period, at the Company's election. The Company elected the three-month interest period at 3.31% until April 24, 2002, after this date the rate is 3.38% until May 24, 2002. This line of credit had an outstanding balance of approximately $881,184 at March 31, 2002 and December 31, 2001. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 plus interest. The term loan had an outstanding balance of $6,750,000 at March 31, 2002 and $7,000,000 at December 31, 2001.

         The credit facilities are collateralized by all the assets of the Company and require affirmative and negative covenants be maintained by the Company. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $9,000,000 after December 31, 2001; a ratio of consolidated current assets to consolidated net borrowing not less than 1.5 to 1; a ratio of consolidated trade receivable to consolidated net borrowings not less than .5 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, (1) include granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the Company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, or any material change in any of our business objectives, purposes, operations and tax residence.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprises an eight-year term loan repayable in quarterly payments of (pound)8,594 ($12,470) with an interest rate of Bank of Scotland base rate plus 1.5%. This line of credit had an outstanding balance of $386,706 at March 31, 2002 (effectively 3.1% at March 31, 2002). The proceeds from the credit facility were used to repay the 15-year mortgage loan of $371,000 as of September 30, 2001.

         Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt. At March 31, 2002, we were in compliance with all the bank covenants.

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

         Following its acquisition of a controlling interest in our company in June 2001, Simclar carried out a comprehensive review of various aspects of our business. That review highlighted a number of areas where change was considered necessary to bring the company's operations and cost base more into line with the current order backlog and business climate. The changes arising as a result of that review were implemented during the 2nd half of 2001 and the financial benefits of these change have had a positive effect on the company's financial performance in the three months ended March 31, 2002.

         Management is currently negotiating the renewal of the $3,000,000 line of credit provided by the Bank of Scotland. We believe it will be renewed at favorable terms for one year, through May 31, 2003 With this renewal completed, the company believes that the current levels of working capital and working capital generated from operations will be adequate to successfully meet its liquidity demands for the next year.

NEW PRONOUNCEMENTS

         Effective January 1, 2002 the company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a company to recognize an impairment loss on a long-lived asset when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. It also provides guidance for long-lived assets to be disposed of by sale. The adoption of this statement did not have any impact on the consolidated financial statements. See Note 4.

         The company adopted SFAS No.142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The company expects to complete the first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of impairment loss, if any, and must be completed by the end of 2002. Income before income taxes for the three months ended March 31, 2001 included goodwill amortization of $37,000. Income before income taxes on a pro forma basis, assuming SFAS 142 had been adopted for the three months ended March 31, 2001 would have been $177,000. The company is continuing to evaluate the impact of this statement, but does not expect it to have a material impact on its financial condition or results of operations.

INFLATION

         Inflationary factors have not had a significant effect on our operations. The company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for our customers that can be sold at targeted profit margins.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

         The company is exposed to market risks from changes in interest rates and foreign currency exchange rates.

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term governments securities and interest-bearing accounts at financial institutions in which we had approximately $38,000 invested at March 31, 2002.

         Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable debt agreements which totaled approximately $7,631,000 at March 31, 2002.

         The company has exposure to both rising and falling interest rates. A 1/2% decrease in rates on our three months ending investments would be insignificant. A 1% increase in rates on our three months ending variable rate debt would result in a negative impact of approximately $19,000 on our results of operations.

         Our exposure to market risks from foreign currency exchange rates relates to our European subsidiary whose results of liquidation, when translated into U.S. dollars, are impacted by changes in foreign exchange rate. A 10% strengthening of the U.S. dollar against the local Scottish currency, the pound, would have negatively impacted three months earnings by approximately $21,000. We have not incurred any significant realized losses on exchange transactions and do not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

                          PART II -- OTHER INFORMATION
                          -------    -----------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  Exhibits


              Exhibit 10(iii)(a) Amendment, dated April 5, 2002, to Employment Agreement between the Company and Barry Pardon dated September 1, 2000.

         (b)  Reports on Form 8-K

              None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TECHDYNE, INC.

                                            By /s/ Barry Pardon
                                            --------------------------------
                                            BARRY PARDON, President

                                            By /s/David Watts
                                            --------------------------------
                                            DAVID WATTS, Chief Financial Officer


Dated: May  15, 2002