Form 10-Q
period 2002-06-30
TECHDYNE INC
filed 2002-08-14
CIK 764039

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------   ------------------

Commission file number 0-14659
                       -------

                                 TECHDYNE, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                      59-1709103
---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                           Identification No.)

2230 West 77th Street, Hialeah, Florida                          33016
---------------------------------------               --------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (305) 556-9210
                ------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [X] or No [ ]

Common Stock Outstanding

         Common Stock, $.01 par value -  6,556,990 shares as of August 9, 2002

                         TECHDYNE, INC. AND SUBSIDIARIES

                                      INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

         The Consolidated Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2002 and June 30, 2001 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements
-------  --------------------

         1) Consolidated Condensed Balance Sheets as of June 30, 2002 and December 31, 2001. (Unaudited)

         2) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2002 and June 30, 2001. (Unaudited)

         3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30 2002 and June 30, 2001. (Unaudited)

         4) Notes to Consolidated Condensed Financial Statements as of June 30, 2002. (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
-------  -----------------------------------------------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         TECHDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                  June 30,     December 31,
                                                                                    2002         2001(A)
                                                                                -------------------------
ASSETS                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $   134,376   $ 1,021,112
  Accounts receivable, less allowances of $220,000 at June 30 and December 31     4,478,073     4,464,553
  Accounts receivable from major stockholder                                        698,472            --
  Inventories, less allowances for obsolescence of $1,061,000 at June 30
    and $959,000 at December 31                                                   8,344,832     8,241,680
  Prepaid expenses and other current assets                                          99,731       184,475
  Deferred income taxes                                                             403,000       403,000
                                                                                -------------------------
      Total current assets                                                       14,158,484    14,314,820
                                                                                -------------------------

Property and equipment:
  Land and improvements                                                             174,120       174,120
  Buildings and building improvements                                               672,359       672,359
  Machinery, computer and office equipment                                        6,357,041     7,370,178
  Tools and dies                                                                    254,453       402,796
  Leasehold improvements                                                            587,188       545,162
                                                                                -------------------------
                                                                                  8,045,161     9,164,615
Less accumulated depreciation and amortization                                    4,736,500     5,247,725
                                                                                -------------------------
                                                                                  3,308,661     3,916,890
Deferred expenses and other assets, net                                              34,669        21,909
Goodwill, net                                                                     2,954,995     2,954,995
                                                                                -------------------------
                                                                                $20,456,809   $21,208,614
                                                                                -------------------------





(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission in April 2002.

CONTINUED ON FOLLOWING PAGE

                         TECHDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                                            June 30,     December 31,
                                                                              2002         2001(A)
                                                                         ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                      (Unaudited)
Current liabilities:
  Line of credit                                                         $    881,184    $    881,184
  Accounts payable                                                          1,979,551       2,080,102
  Accounts payable to major stockholder - net                                      --         563,455
  Accrued expenses                                                            812,857         851,558
  Current portion of long-term debt                                         1,012,702       1,079,578
                                                                         ----------------------------
        Total current liabilities                                           4,686,294       5,455,877
                                                                         ----------------------------
Long-term debt                                                              5,923,052       6,370,844
                                                                         ----------------------------
Deferred income taxes                                                         403,000         403,000
                                                                         ----------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and
   outstanding 6,556,990 shares at June 30, 2002 and December 31, 2001         65,570          65,570
  Capital in excess of par value                                           11,592,995      11,592,995
  Accumulated deficit                                                      (1,781,928)     (2,244,972)
  Accumulated other comprehensive loss                                       (224,349)       (226,875)
  Notes receivable from options exercised                                    (207,825)       (207,825)
                                                                         ----------------------------
        Total stockholders' equity                                          9,444,463       8,978,893
                                                                         ----------------------------
                                                                         $ 20,456,809    $ 21,208,614
                                                                         ----------------------------




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

                         TECHDYNE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      ----------------------------------------------------------
                                                          2002           2001            2002            2001
                                                      ----------------------------------------------------------

Revenues:
  Sales                                               $  8,085,290   $  9,311,956    $ 15,515,202   $ 22,556,083
  Interest and other income                                  3,848        172,946          26,756        182,135
                                                      ----------------------------------------------------------
                                                         8,089,138      9,484,902      15,541,958     22,738,218
                                                      ----------------------------------------------------------
Cost and expenses:
  Cost of goods sold                                     7,063,920      8,990,433      13,491,096     20,766,708
  Selling, general and administrative expenses             731,152      1,079,806       1,444,723      2,223,761
  Stock option note writeoff and bonus compensation             --        304,000              --        304,000
  Shutdown of Scotland manufacturing operations                 --        225,000              --        225,000
  Interest expense                                          72,416        168,356         143,095        361,592
                                                      ----------------------------------------------------------
                                                         7,867,488     10,767,595      15,078,914     23,881,061
                                                      ----------------------------------------------------------

Income (loss) before income taxes                          221,650     (1,282,693)        463,044     (1,142,843)

Income tax (benefit) provision                                  --       (114,323)             --         24,743
                                                      ----------------------------------------------------------

       Net income (loss)                              $    221,650   $ (1,168,370)   $    463,044   $ (1,167,586)
                                                      ==========================================================

Earnings (loss) per share:
  Basic                                               $       0.03   $      (0.18)   $       0.07   $      (0.18)
                                                      ==========================================================
  Diluted                                             $       0.03   $      (0.18)   $       0.07   $      (0.18)
                                                      ==========================================================




            See notes to consolidated condensed financial statements

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      Six Months Ended
                                                                           June 30,
                                                                --------------------------
                                                                    2002           2001
                                                                --------------------------
Operating activities:
  Net income (loss)                                             $   463,044    $(1,167,586)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation                                                  437,578        659,500
      Amortization                                                   42,897         74,483
      Deferred expenses and other assets                            (14,944)          (733)
      Provision for inventory obsolescence                          129,216        189,805
      Recognition of deferred gain on sale of property                   --       (161,047)
      Forgiveness of notes receivable from stock options                 --        207,825
      Changes relating to operating activities from:
         Accounts receivable                                       (294,129)       966,711
         Inventories                                               (232,368)       778,727
         Prepaid expenses and other current assets                   83,300        (21,443)
         Accounts payable                                          (396,918)    (1,193,699)
         Accounts payable to major shareholder, net                (410,690)            --
         Accrued expenses                                           (47,274)      (411,718)
         Income taxes payable                                            --        (20,257)
                                                                --------------------------
           Net cash used in operating activities                   (240,288)       (99,432)
                                                                --------------------------

Investing activities:
  Additions to property and equipment, net of minor disposals      (134,307)      (235,238)
                                                                --------------------------
           Net cash used in investing activities                   (134,307)      (235,238)
                                                                --------------------------

Financing activities:
  Line of credit borrowings                                              --        524,692
  Payments on long-termbank borrowings                             (514,668)      (271,868)
  Decrease in advances from parent                                       --       (309,570)
                                                                --------------------------
           Net cash used in financing activities                   (514,668)       (56,746)
  Effect of exchange rate fluctuations on cash                        2,527         32,478
                                                                --------------------------
  Decrease in cash and cash equivalents                            (886,736)      (358,938)
  Cash and cash equivalents at beginning of period                1,021,112        506,824
                                                                --------------------------
  Cash and cash equivalents at end of period                    $   134,376    $   147,886
                                                                --------------------------



            See notes to consolidated condensed financial statements

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The company operates in one business segment, the manufacture of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries.

CONSOLIDATION

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 72.4% owned subsidiary of Simclar International Holdings Limited ("Simclar"), which initially purchased a 71.3% interest of the company's former parent, Medicore, Inc. ("Medicore") on June 27, 2001.

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

                                           JUNE 30,              DECEMBER 31,
                                             2002                    2001
                                         ------------            ------------
        Finished goods                   $    716,452            $    584,397
        Work in process                     1,387,271               1,216,328
        Raw materials and supplies          6,241,109               6,440,955
                                         ------------            ------------
                                         $  8,344,832            $  8,241,680
                                         ============            ============

LONG-LIVED ASSET IMPAIRMENT

         Effective January 1, 2002 the company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a company to recognize an impairment loss on a long-lived asset when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. It also provides guidance for long-lived assets to be disposed of by sale. The adoption of this statement in the first quarter of 2002 did not have any impact on the consolidated financial statements. See Note 4.

GOODWILL AND OTHER INTANGIBLE ASSETS

         The company adopted SFAS No.142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The company completed

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

the first step of the goodwill impairment test during the second quarter of 2002, which did not result in any impairment loss. The second step of the goodwill impairment test measures the amount of impairment loss, if any, and must be completed by the end of 2002. Income before income taxes for the six months ended June 30, 2001 included goodwill amortization of $73,000. Loss before income taxes on a pro forma basis, assuming SFAS 142 had been adopted for the three months and six months ended June 30, 2001 would have been $(1,246,000) and $(1,070,000), respectively.

EARNINGS PER SHARE

         Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months and six months ended June 30, 2002 or for the same periods of the preceding year, as a result of exercise prices.

Following is a reconciliation of amounts used in the basic and diluted computations:


                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                          JUNE 30,                         JUNE 30,
                                ---------------------------      ----------------------------
                                     2002           2001              2002           2001
                                -----------     -----------      -----------     ------------

Net income (loss)               $   221,650     $(1,168,370)     $   463,044     $ (1,167,586)
                                ===========     ===========      ===========     ============

Weighted average shares           6,556,990       6,556,990        6,556,990        6,556,990
                                ===========     ===========      ===========     ============

Earnings (loss) per share:
   Basic                        $       .03     $      (.18)     $       .07     $       (.18)
                                ===========     ===========      ===========     ============
   Diluted                      $       .03     $      (.18)     $       .07     $       (.18)
                                ===========     ===========      ===========     ============

Comprehensive Income

         The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

         Below is a detail of comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001:

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                              ---------------------------     -------------------------
                                                 2002            2001            2002           2001
                                              ---------      ------------     ---------    ------------
        Net income(loss)                      $ 221,650      $ (1,168,370)    $ 463,044    $ (1,167,586)
        Other comprehensive loss:
        Foreign currency translation                 --               (54)        2,527         (55,261)
                                              ---------------------------------------------------------
        Comprehensive income (loss)           $ 221,650      $ (1,168,424)    $ 465,571    $ (1,222,847)
                                              =========================================================

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 146 (FAS 146), Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. FAS 146 will be effective for exit or disposal activities of the company that are initiated after December 31, 2002.

NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three and six months ended June 30, 2002 and 2001, respectively, are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

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

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Through June 30, 2002, the company has utilized approximately $500,000 of net operating loss carry forwards. For financial reporting purposes a valuation allowance of approximately $587,000 has been recognized at December 31, 2001 to offset the portion of the deferred tax assets related to U.S. net operating loss carry forwards of approximately $944,000.

         The company had no domestic income tax expense for the three and six months ended June 30, 2002 due to utilization of its available tax loss carryforwards. The company had domestic income tax (benefit) expense of approximately $(114,000) and $25,000 for the three and six months ended June 30, 2001, respectively.

         Techdyne (Europe) had no income tax expense or benefit for the three and six months ended June 30, 2002 or the same period of the preceding year due to utilizing available tax loss carryforwards and its loss in the same period of the preceding year.

         Income tax payments amounted to $ 0 for the three and six months ended June 30, 2002 and $128,000 and $130,000, respectively, for the same period of the preceding year.

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE 4--CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

         As a result of continuing operating losses, in April 2001 the company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe). In May 2001, Techdyne (Europe) entered into a management agreement with Simclar pursuant to which Simclar would temporarily manufacture products for Techdyne (Europe) and assist in management coordination. The company initially incurred a cost of approximately $225,000 as a result of this decision, primarily for severance benefits associated with 79 employees who were terminated during the second quarter of 2001. During the remainder of 2001, Techdyne (Europe) continued operations with approximately 2 employees (one as of December 31, 2001).

         With the cessation of the manufacturing operations, the company made the land, building and equipment available for sale during the third quarter of 2001. On February 28, 2002, the company agreed to transfer to Simclar at net book value the operating assets of Techdyne (Europe) except for the land and building. Included in property and equipment at June 30, 2002 is the Scottish land and building, which are considered assets held for sale, at an estimated fair value of $653,000 based upon market information obtained from an unrelated third party.

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FORWARD-LOOKING INFORMATION

         This report includes certain forward-looking statements with respect to our company and its business that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as anticipate, believe, plan, estimate, expect, intend, project and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors such as changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which we operate, including, in particular, the continuation of the worldwide recession in the telecommunications and electronics sectors could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q. Further, information on other factors that could affect the financial results of Techdyne, Inc. is included in Techdyne's other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commissions website at http://www.sec.gov and/or from Techdyne, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

         The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as we have experienced since the third quarter of 2000, has had a material adverse effect on our business and financial condition and has required us to restructure and downsize our organization and operations beginning the second half of 2001 and continuing through the first half of 2002. Our 2002 operating results to date show signs that these changes have had a positive impact on our financial condition. We typically do not obtain long-term volume purchase contracts from our customers, but rather we work with our customers to anticipate future volumes of orders. Based upon such anticipated future orders, we will make commitments regarding the level of business we want and can accomplish the timing of production schedules and the levels of and utilization of facilities and personnel. Occasionally, we purchase raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders are already made or anticipated. Any significant cancellations, reductions or order delays could adversely affect our results of operations.

         We use "Electronic Data Interchange" (EDI) with both our customers and our suppliers in our efforts to continuously develop accurate forecasts of customer volume requirements, as well as sharing our future requirements with our suppliers. We depend on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices, which could have a material adverse effect on our results of operations. It is important for us to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables, or turnkey products, for manufacture.

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

RESULTS OF OPERATIONS

         Consolidated revenues decreased approximately $1,396,000 (15%) and $7,196,000 (32%) for the three and six months ended June 30, 2002 compared to the same period of the preceding year. There was a decrease in domestic sales of $819,000 (9%) and $5,925,,000 (28%) and a decrease in European sales of $408,000 and $ 1,116,000, respectively, for the three and six months ended June 30, 2002 compared to the same period of the preceding year. Sales have been affected substantially by the general economic slowdown and by transfer of European sales and marketing operations to Simclar as of February 28, 2002. The company has not lost a major customer, and has added customers to its listing. However, the worldwide slowdown has affected all customers, and caused them to push-out requirements.

         Interest and other income decreased by approximately $169,000 and $155,000, respectively, for the three and six months ended June 30, 2002 compared to the same period of the preceding year. This decrease is largely attributable to the recognition of a deferred gain on the sale of property to Medicore in the second quarter of 2001.

         Approximately 34% and 37% of our consolidated sales for the three and six months ended June 31, 2002, respectively, were made to one customer, Illinois Tool Works.

         Cost of goods sold as a percentage of sales amounted to 87% for the three and six months ended June 30, 2002 and 97% and 92% for the same period of the preceding year. The resulting improvement in the gross margin is primarily due to management's restructuring of operations made during the second half of 2001.

         Selling, general and administrative expenses, decreased by approximately $349,000 and $779,000, respectively, for the three and six months ended June 30, 2002 compared to the same periods of the preceding year, reflecting the overall result of management cost reductions implemented in the second half of 2001.

         Interest expense decreased approximately $96,000 and $218,000, respectively, for the three and six months ended June 30, 2002 compared to the same period of the preceding year reflecting lower interest rates during the 2002 period. The LIBOR rate was 1.823% and 3.677% at June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balance at June 30, 2002, was approximately $134,000 compared to approximately $1,021,000 at December 31, 2001. Net cash used in operating activities was approximately $240,000 in the six months ended June 30, 2002 compared to approximately $99,000 used in the same period of the preceding year. The increase in cash used in operating activities was due primarily to the transfer of Techdyne Europe's operating assets at net book value to Simclar at February 28, 2002.

         At June 30, 2002, our average days sales outstanding was 52 days as compared to 54 days at June 30, 2001. The decrease of our average days sales outstanding is primarily the result of decreased sales to two customers during the six month period from the same period in 2001. Average inventory turnover was 3.2 and 5.0 times for the six months ended June 30, 2002 and 2001, respectively. The decrease in inventory turnover is primarily due to the increased frequency of customer's orders rescheduled to a later delivery date during the 2002 period compared to the 2001 period.

         Cash used in investing activities was approximately $134,000 in the six months ended June 30, 2002 compared to approximately $235,000 used for investing activities in the same period of the preceding year. Due primarily to the slow business activities experienced in the six months ended June 30, 2002 compared to the same period in the preceding year, the company decreased its net acquisition of property and equipment. The company has a capital expenditure budget of $500,000 for 2002. Cash used in financing activities was approximately $515,000 in the six months ended June 30, 2002 compared to approximately $57,000 in the same period of the preceding year. The cash was used to make scheduled repayments on the company's long term debt.

         On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This new financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio for Techdyne and Lytton. The new financing included a $3,000,000 line of credit, expiring July 19, 2003, with an interest rate at LIBOR rate plus 1.5% for a one, three or six month period, at the company's election. The company elected the three-month interest period at 3.38% until October 24, 2002. This line of credit had an outstanding balance of approximately $881,000 at June 30, 2002 and December 31, 2001. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 plus interest. The term loan had an outstanding balance of $6,500,000 at June 30, 2002 and $7,000,000 at December 31, 2001.

         The credit facilities are collateralized by all the assets of the company and impose affirmative and negative covenants on the company. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $9,000,000 after December 31, 2001; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivable to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, (1) include granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, or any material change in any of our business objectives, purposes, operations and tax residence.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprises an eight-year term loan repayable in quarterly payments of (pound)8,594 ($12,470) with an interest rate of Bank of Scotland base rate plus 1.5%. This line of credit had an outstanding balance of $386,706 at June 30, 2002 (effectively 3.8% at June 30, 2002). The proceeds from the credit facility were used to repay the 15-year mortgage loan of $371,000 as of September 30, 2001.

         Our ability to comply with our bank covenants may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in default under our debt. At June 30, 2002, we were in compliance with all the bank covenants.

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

         Following its acquisition of a controlling interest in our company in June 2001, Simclar carried out a comprehensive review of various aspects of our business. That review highlighted a number of areas where change was considered necessary to bring the company's operations and cost base more into line with the current order backlog and business climate. The changes arising as a result of that review have been implemented since the second half of 2001 and the financial benefits of these change have had a positive effect on the company's financial performance in the six months ended June 30, 2002.

NEW PRONOUNCEMENTS

         Effective January 1, 2002 the company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a company to recognize an impairment loss on a long-lived asset when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. It also provides guidance for long-lived assets to be disposed of by sale. The adoption of this statement in the first quarter of 2002 did not have any impact on the consolidated financial statements. See Note 4.

         The company adopted SFAS No.142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The company completed the first step of the goodwill impairment test during the third quarter of 2002, which did not result in any impairment loss. The second step of the goodwill impairment test measures the amount of impairment loss, if any, and must be completed by the end of 2002. Income before income taxes for the six months ended June 30, 2001 included goodwill amortization of $73,000. Loss before income taxes on a pro forma basis, assuming SFAS 142 had been adopted for the six months ended June 30, 2001 would have been $(1,070,000).

         The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 146 (FAS 146), Accounting for Exit or Disposal Activities. FAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. FAS 146 will be effective for exit or disposal activities of the company that are initiated after December 31, 2002.

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

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term governments securities and interest-bearing accounts at financial institutions in which we had approximately $39,000 invested at June 30, 2002.

         Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable debt agreements, which totaled approximately $7,768,000 at June 30, 2002.

         The company has exposure to both rising and falling interest rates. A 1/2% decrease in rates on our six months ending investments would be insignificant. A 1% increase in rates on our six months ending variable rate debt would result in a negative impact of approximately $37,000 on our results of operations.

         Our exposure to market risks from foreign currency exchange rates relates to our European subsidiary whose results of liquidation, when translated into U.S. dollars, are impacted by changes in foreign exchange rate. A 10% strengthening of the U.S. dollars against the local Scottish currency, the pound, would have negatively impacted six months earnings by approximately $ 21,000. We have not incurred any significant realized losses on exchange transactions and do not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

                          PART II -- OTHER INFORMATION
                          -------    -----------------

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------           ----------------------------------------------------

         Techdyne, Inc. held its Annual Meeting of Stockholders on June 5, 2002, for the purpose of electing seven directors. The nominees were: Samuel J. Russell, Barry J. Pardon, John Ian Durie, Christina M.J. Russell, Lytton Crossley, Thomas C. Foggo and Kenneth Greenhalgh. Each nominee was elected by total of 4,833,053 shares voted for and no votes withheld.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

         (a)  Exhibits

         99.  ADDITIONAL EXHIBITS

          Exhibit 99.1     Certification Under Section 906 of Sarbanes-Oxley Act
                            of 2002
          Exhibit 99.2     Certification Under Section 906 of Sarbanes-Oxley Act
                            of 2002

         (b)  Reports on Form 8-K

              None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              TECHDYNE, INC.

                                         By /s/ Barry Pardon
                                            ------------------------------------
                                            BARRY PARDON, President

                                         By /s/ David Watts
                                            ------------------------------------
                                            DAVID WATTS, Chief Financial Officer


Dated: August 14, 2002