Form 10-Q
period 2002-09-30
TECHDYNE INC
filed 2002-11-14
CIK 764039

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-14659
                       -------

                                 TECHDYNE, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                   59-1709103
      ----------------------------------          --------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

2230 West 77th Street, Hialeah, Florida                        33016
---------------------------------------                 -----------------
(Address of principal executive offices)                     (Zip Code)

                                 (305) 556-9210
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| or No |_|

Common Stock Outstanding

     Common Stock, $.01 par value - 6,556,990 shares as of November 12, 2002

                         TECHDYNE, INC. AND SUBSIDIARIES
                         -------------------------------

                                      INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

         The Consolidated Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2002 and September 30, 2001 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements
-------  --------------------


         1) Consolidated Condensed Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001.

         2) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2002 and September 30, 2001. (Unaudited)

         3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001. (Unaudited)

         4) Notes to Consolidated Condensed Financial Statements as of September 30, 2002. (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

Item 4.  Controls and Procedures
-------  -----------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         Signatures
         ----------

         Certifications of Principal Executive Officer and Principal Financial
         ---------------------------------------------------------------------
         Officer
         -------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------



ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                         TECHDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,   December 31,
                                                                                         2002         2001(A)
                                                                                    -------------   ------------
ASSETS                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                          $ 1,086,308   $ 1,021,112
  Accounts receivable, less allowances of $220,000 at September 30 and December 31     4,794,791     4,464,553
  Amounts receivable from major stockholder, net                                       2,057,387            --
  Inventories, less allowances for obsolescence of $1,057,000 at September 30
    and $959,000 at December 31                                                        7,777,986     8,241,680
  Prepaid expenses and other current assets                                              131,607       184,475
  Deferred income taxes                                                                  403,000       403,000
                                                                                     -----------   -----------
             Total current assets                                                     16,251,079    14,314,820
                                                                                     -----------   -----------
Property and equipment:
  Land and improvements                                                                  174,120       174,120
  Buildings and building improvements                                                    672,359       672,359
  Machinery, computer and office equipment                                             6,383,827     7,370,178
  Tools and dies                                                                         258,853       402,796
  Leasehold improvements                                                                 592,404       545,162
                                                                                     -----------   -----------
                                                                                       8,081,563     9,164,615
  Less accumulated depreciation and amortization                                       4,973,349     5,247,725
                                                                                     -----------   -----------
                                                                                       3,108,214     3,916,890
Deferred expenses and other assets, net                                                   16,924        21,909
Goodwill, net                                                                          2,954,995     2,954,995
                                                                                     -----------   -----------
                                                                                     $22,331,212   $21,208,614
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

CONTINUED ON FOLLOWING PAGE

                         TECHDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                               September 30,    December 31,
                                                                                   2002           2001(A)
                                                                               -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                            (Unaudited)
Current liabilities:
  Line of credit                                                               $  1,881,184    $    881,184
  Accounts payable                                                                2,467,787       2,080,102
  Amounts payable to major stockholder, net                                              --         563,455
  Accrued expenses                                                                  939,294         851,558
  Current portion of long-term debt                                               1,012,702       1,079,578
                                                                               ------------    ------------
          Total current liabilities                                               6,300,967       5,455,877
                                                                               ------------    ------------
Long-term debt                                                                    5,642,935       6,370,844
                                                                               ------------    ------------
Deferred income taxes                                                               403,000         403,000
                                                                               ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and
    outstanding 6,556,990 shares at September 30, 2002 and December 31, 2001         65,570          65,570
  Capital in excess of par value                                                 11,592,995      11,592,995
  Accumulated deficit                                                            (1,242,081)     (2,244,972)
  Accumulated other comprehensive loss                                             (224,349)       (226,875)
  Notes receivable from options exercised                                          (207,825)       (207,825)
                                                                               ------------    ------------
             Total stockholders' equity                                           9,984,310       8,978,893
                                                                               ------------    ------------
                                                                               $ 22,331,212    $ 21,208,614
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

            See notes to consolidated condensed financial statements

                         TECHDYNE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                      --------------------------     ---------------------------
                                                          2002            2001           2002           2001
                                                      ------------   ------------   ------------   -------------
Revenues:
  Sales                                               $  9,310,735   $  7,128,222    $ 24,863,568   $ 29,687,433
  Interest and other income                                  7,870         29,570          34,625        209,992
                                                      ------------   ------------    ------------   ------------
                                                         9,318,605      7,157,792      24,898,193     29,897,425
                                                      ------------   ------------    ------------   ------------
Cost and expenses:
  Cost of goods sold                                     7,982,369      6,714,809      21,511,095     27,424,144
  Selling, general and administrative expenses             725,305        844,872       2,170,028      3,127,422
  Stock option note writeoff and bonus compensation             --             --              --        304,000
  Shutdown of Scotland manufacturing operations                 --         77,000              --        302,000
  Interest expense                                          71,084        140,686         214,179        502,278
                                                      ------------   ------------    ------------   ------------
                                                         8,778,758      7,777,367      23,895,302     31,659,844
                                                      ------------   ------------    ------------   ------------

Income (loss) before income taxes                          539,847       (619,575)      1,002,891     (1,762,419)

Income tax provision                                            --         44,000              --         68,743
                                                      ------------   ------------    ------------   ------------
            Net income (loss)                         $    539,847   $   (663,575)   $  1,002,891   $ (1,831,162)
                                                      ============   ============    ============   ============
 Earnings (loss) per share:
  Basic                                               $       0.08   $      (0.10)   $       0.15   $      (0.28)
                                                      ============   ============    ============   ============
  Diluted                                             $       0.08   $      (0.10)   $       0.15   $      (0.28)
                                                      ============   ============    ============   ============

            See notes to consolidated condensed financial statements

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       -------------------------------
                                                                                            2002             2001
                                                                                       --------------    -------------
Operating activities:
  Net income (loss)                                                                      $ 1,002,891     $ (1,831,162)
  Adjustments to reconcile net income (loss) to net cash
    used in  operating activities:
      Depreciation                                                                           655,957          948,079
      Amortization                                                                            63,872          170,622
      Deferred expenses and other assets                                                       2,801           12,479
      Provision for inventory obsolescence                                                   206,732          212,981
      Recognition of deferred gain on sale of property                                            --         (161,047)
      Forgiveness of notes receivable from stock options                                          --          207,825
      Changes relating to operating activities from:
        Accounts receivable                                                                 (610,847)       2,736,872
        Inventories                                                                          256,962        1,063,147
        Prepaid expenses and other current assets                                             51,424          460,097
        Accounts payable                                                                      91,318       (1,226,319)
        Amounts payable to major shareholder, net                                         (1,769,605)        (212,000)
        Accrued expenses                                                                      79,163         (762,449)
        Income taxes payable                                                                      --          (42,257)
                                                                                         -----------     ------------
          Net cash provided by operating activities                                           30,668        1,576,868
                                                                                         -----------     ------------
Investing activities:
  Additions to property and equipment, net of minor disposals                               (173,214)        (186,559)
                                                                                         -----------     ------------
          Net cash used in investing activities                                             (173,214)        (186,559)
                                                                                         -----------     ------------
Financing activities:
  Line of credit net borrowings (payments)                                                 1,000,000         (665,299)
  Payments on long-term bank borrowings                                                     (794,785)        (425,783)
  Decrease in advances from parent                                                                --         (309,570)
                                                                                         -----------     ------------
          Net  cash provided by (used in) financing activities                               205,215       (1,400,652)
Effect of exchange rate fluctuations on cash                                                   2,527          (55,825)
                                                                                         -----------     ------------
Increase (decrease) in cash and cash equivalents                                              65,196          (66,168)
Cash and cash equivalents at beginning of period                                           1,021,112          506,824
                                                                                         -----------     ------------
Cash and cash equivalents at end of period                                                $1,086,308     $   $440,656
                                                                                         ===========     ============

            See notes to consolidated condensed financial statements

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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


                                 SEPTEMBER 30,     DECEMBER 31,
                                     2002              2001
                                 ------------     ------------
    Finished goods                $  607,730       $  584,397
    Work in process                1,417,757        1,216,328
    Raw materials and supplies     5,752,499        6,440,955
                                  ----------       ----------
                                  $7,777,986       $8,241,680
                                  ==========       ==========

LONG-LIVED ASSET IMPAIRMENT

         Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a company to recognize an impairment loss on a long-lived asset when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. It also provides guidance for long-lived assets to be disposed of by sale. The adoption of this statement in the first quarter of 2002 did not have any impact on the consolidated financial statements. See Note 4.

GOODWILL AND OTHER INTANGIBLE ASSETS

         The company adopted SFAS No.142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The company completed the first step of the goodwill impairment test during the second quarter of 2002, which did not result in any impairment loss. The second step of the goodwill impairment test measures the amount of impairment loss, if any, and must be completed by the end of 2002. Income before income taxes for the nine months ended September 30, 2001 included goodwill amortization of $110,000. Loss before income taxes on a pro forma basis, assuming SFAS 142 had been adopted for the three months and nine months ended September 30, 2001 would have been $(583,000) and $(1,652,000), respectively.

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

EARNINGS  PER SHARE

         Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months and nine months ended September 30, 2002, or for the same periods of the preceding year, as a result of exercise prices.

         The following is a reconciliation of amounts used in the basic and diluted computations:

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                 SEPTEMBER 30,                SEPTEMBER 30,
                            -----------------------   -------------------------
                               2002          2001        2002          2001
                            ----------   ----------   -----------   -----------
Net income (loss)           $  539,847   $ (663,575)   $1,002,891   $(1,831,162)
                            ==========   ==========    ==========   ===========

Weighted average shares      6,556,990    6,556,990     6,556,990     6,556,990
                            =---------   ----------    ----------   -----------
Earnings (loss) per share:
   Basic                    $      .08   $     (.10)   $      .15   $      (.28)
                            ==========   ==========    ==========   ===========
   Diluted                  $      .08   $     (.10)   $      .15   $      (.28)
                            ==========   ==========    ==========   ===========


COMPREHENSIVE INCOME (LOSS)

         The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income and foreign currency translation adjustments.

         Below is a detail of comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001:

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                             ------------------------  ------------------------
                                 2002         2001         2002        2001
                             -----------  -----------  -----------  -----------
Net income (loss)            $   539,847  $  (663,575) $ 1,002,891  $(1,831,162)
Other comprehensive loss:
Foreign currency translation          --         (563)       2,527      (55,825)
                             -----------  -----------  -----------  -----------
Comprehensive income (loss)  $   539,847  $  (664,138) $ 1,005,418  $(1,886,987)
                             ===========  ===========  ===========  ===========

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

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

NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three and nine months ended September 30, 2002 and 2001, respectively, are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the company's latest Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 3--INCOME TAXES

         The company files separate federal and state income tax returns from Simclar, with its income tax liability reflected on a separate return basis.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Through September 30, 2002, the company has utilized approximately $944,000 of net operating loss carry forwards. For financial reporting purposes a valuation allowance of approximately $587,000 has been recognized at December 31, 2001, to offset the portion of the deferred tax assets related to U.S. net operating loss carry forwards of approximately $944,000.

         The company had no domestic income tax expense for the three and nine months ended September 30, 2002, due to utilization of its available tax loss carryforwards. The company had domestic income tax expense of approximately $44,000 and $69,000 for the three and nine months ended September 30, 2001, respectively.

         Techdyne (Europe) had no income tax expense or benefit for the three and nine months ended September 30, 2002, or the same period of the preceding year due to utilizing available tax loss carryforwards and its loss in the same period of the preceding year.

         Income tax payments amounted to $ -0- for the three and nine months ended September 30, 2002, and $ -0- and $130,000, respectively, for the same period of the preceding year.

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

         With the cessation of the manufacturing operations, the company made the land, building and equipment available for sale during the third quarter of 2001. On February 28, 2002, the company agreed to transfer to Simclar at net book value the operating assets of Techdyne (Europe) except for the land and building. Included in property and equipment at September 30, 2002, is the Scottish land and building, which are considered assets held for sale, at an estimated fair value of $653,000 based upon market information obtained from an unrelated third party.

NOTE 5--AMOUNTS RECEIVABLE FROM MAJOR STOCKHOLDER

         On September 3, 2002, the company received a demand note from Simclar in the amount of $1,500,000. The note bears interest at LIBOR plus 2%. Management expects repayment of the note by no later than December 31, 2002.

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

         Important factors such as changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which we operate, including, in particular, the continuation of the worldwide recession in the telecommunications and electronics sectors, could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q. Further, information on other factors that could affect the financial results of Techdyne is included in the company's other filings with the Securities and Exchange Commission (the "Commission"). These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Techdyne. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

         Our operations have continued to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on our results of operations and financial condition, as has occurred in the past. Our results also depend to a substantial extent on the success of our original equipment manufacturer ("OEM") customers in marketing their products. We continue to seek to diversify our customer base to reduce our reliance on our few major customers.

         The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as we have experienced since the third quarter of 2000, has had a material adverse effect on our business and financial condition and has required us to restructure and downsize our organization and operations beginning the second half of 2001 and continuing through the third quarter of 2002. Our 2002 operating results to date show signs that these changes have had a positive impact on our financial condition. We typically do not obtain long-term volume purchase contracts from our customers, but rather we work with our customers to anticipate future volumes of orders. Based upon these anticipated future orders and considering the timing of our production schedules and the levels of utilization of facilities and personnel, we will make commitments regarding the level of business we will accept. Occasionally, we purchase raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders are already made or anticipated. Any significant cancellations, reductions or order delays could adversely affect our results of operations.

         We use "Electronic Data Interchange" (EDI) with both our customers and our suppliers in our efforts to continuously develop accurate forecasts of customer volume requirements, as well as sharing our future requirements with our suppliers. We depend on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices, which could have a material adverse effect on our results of operations. In anticipation of future sales, it is important for us to efficiently manage inventory by assuring proper timing of expenditures and allocations of physical and personnel resources used in manufacturing.

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

         We compete with much larger electronic manufacturing entities for expansion opportunities. Any acquisitions may result in potentially dilutive issuance of equity securities, the incidence of debt and amortization expenses related to intangible assets, and other costs and expenses, all of which could materially adversely affect our financial results. Acquisition transactions also involve numerous business risks, including difficulties in successfully integrating the acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns.

RESULTS OF OPERATIONS

         Consolidated revenues increased approximately $2,161,000 (30%) for the three months and decreased approximately $4,999,000 (17%) for the nine months ended September 30, 2002, compared to the same period of the preceding year. There was an increase in domestic sales of $2,577,000 (38%) and a decrease in European sales of $394,000 for the three months ended September 30, 2002, compared to the same period of the preceding year. Domestic sales decreased $3,314,000 (12%) and European sales decreased $1,510,000 (87%) for the nine months ended September 30, 2002, compared to the same period of the preceding year. Sales have been affected substantially by the general economic slowdown and by transfer of European sales and marketing operations to Simclar as of February 28, 2002, but domestic sales show a strong rebound in the quarter ended September 30, 2002. The company has not lost a major customer, and has added customers to its listing during the quarter ended September 30, 2002.

         Interest and other income decreased by approximately $22,000 and $175,000, respectively, for the three and nine months ended September 30, 2002, compared to the same period of the preceding year. This decrease is largely attributable to the recognition of a deferred gain on the sale of property to Medicore in the second quarter of 2001.

         Approximately 37% and 33% of our consolidated sales for the three and nine months ended September 30, 2002, respectively, were made to one customer, Illinois Tool Works.

         Cost of goods sold as a percentage of sales amounted to 86% and 87% for the three and nine months ended September 30, 2002, and 94% and 92% for the same period of the preceding year. The resulting improvement in the gross margin is primarily due to management's restructuring of operations which started during the second half of 2001; however the major benefits of these changes were not reflected in our operating results until the fourth quarter of 2001.

         Selling, general and administrative expenses decreased by approximately $120,000 and $957,000, respectively, for the three and nine months ended September 30, 2002, compared to the same periods of the preceding year, reflecting the overall result of management cost reductions implemented in the second half of 2001.

         Interest expense decreased approximately $70,000 and $288,000, respectively, for the three and nine months ended September 30, 2002, compared to the same period of the preceding year reflecting lower interest rates during the 2002 period. The LIBOR rate was 1.81% and 2.60% at September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balance at September 30, 2002, was approximately $1,086,000 compared to approximately $1,021,000 at December 31, 2001. Net cash provided by operating activities was approximately $31,000 in the nine months ended September 30, 2002, compared to approximately $1,577,000 provided in the same period of the preceding year. The increase in cash provided by operating activities was due to the increase in profitable operating activities for the period less the transfer of Techdyne Europe's operating assets at net book value to Simclar at February 28, 2002, and the loan of $1,500,000 to Simclar as of September 3, 2002. The Board of Directors approved the loan, realizing the acquisition of Fullarton Computer Industries Ltd by Simclar will allow Techdyne to benefit from product and market synergies. The loan to Simclar is a 2% over LIBOR demand note. Simclar used these funds as bridge capital financing for their recent acquisition of Fullarton Computer Industries Ltd until permanent long term financing is arranged. Management expects repayment of this demand note before the end of this calendar year.

         At September 30, 2002, our average days sales outstanding for the quarter was 47 days as compared to 68 days at September 30, 2001. The decrease of our average days sales outstanding is primarily the result of centralizing all cash application and collection functions in one location which results in more timely collection actions on past due accounts. Average inventory turnover was 3.7 and 4.1 times for the nine months ended September 30, 2002 and 2001, respectively. The decrease in inventory turnover is primarily due to the increased frequency of customer's orders rescheduled to a later delivery date during the last half of 2001 and the first half of 2002. The inventory turnover for the quarter ended September 30, 2002, was 4.1 compared to 3.0 for the same period for the previous year.

         Cash used in investing activities was approximately $173,000 in the nine months ended September 30, 2002, compared to approximately $187,000 used for investing activities in the same period of the preceding year. Due to the under utilized capacity within our operating facilities, the company net acquisition of property and equipment was $14,000 less in the nine months ended September 30, 2002, compared to the same period in the preceding year. Cash provided by financing activities was approximately $205,000 in the nine months ended September 30, 2002, compared to approximately $1,401,000 used in the same period of the preceding year. The cash provided was a net draw down of $1,000,000 on the $3,000,000 line of credit with the Bank of Scotland. The company made all scheduled repayments on the company's long term debt during the period.

         On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This new financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio for Techdyne and Lytton. The new financing included a $3,000,000 line of credit, expiring July 19, 2003, with an interest rate at LIBOR rate plus 1.5% for a one, three or six month period, at the company's election. The company elected the three-month interest period at 3.36% until January 24, 2004. This line of credit had an outstanding balance of approximately $1,881,000 at September 30, 2002, and $881,000 at December 31, 2001. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 plus interest. The term loan had an outstanding balance of $6,250,000 at September 30, 2002, and $7,000,000 at December 31, 2001.

         The credit facilities are collateralized by all the assets of the company and impose affirmative and negative covenants on the company. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $9,000,000 after December 31, 2001; a ratio of consolidated current assets to consolidated net borrowing of not less than 1.75 to 1; a ratio of consolidated trade receivable to consolidated net borrowings of not less than ..75 to 1; and a ratio of consolidated net income before interest and income taxes to total of consolidated interest costs of not less than 2 to 1. Some of the negative covenants, among others, include: (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, or any material change in any of our business objectives, purposes, operations and tax residence.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprises an eight-year term loan repayable in quarterly payments of (pound)8,594 ($12,470) with an interest rate of Bank of Scotland base rate plus 1.5%. This line of credit had an outstanding balance of $360,825 at September 30, 2002 (effectively 5.5% at September 30, 2002). The proceeds from the credit facility were used to repay the 15-year mortgage loan of $371,000 as of September 30, 2001.

         Our ability to comply with our bank covenants may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in default under our debt. At September 30, 2002, we were in violation of the ratio of consolidated trade receivable to consolidated net borrowings as a result of the line of credit draw which funded the demand note from the major stockholder. Although the Bank of Scotland has waived this default, there can be no assurance that defaults in this or other covenants will not occur in the future, nor can there be any assurance that our lender will waive violations in the future. A default in the covenants would permit our lender to accelerate the maturity of our credit facilities and sell the assets securing them, which would cause the company to cease operations and seek bankruptcy protection.

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

         Following its acquisition of a controlling interest in our company in June 2001, Simclar carried out a comprehensive review of various aspects of our business. That review highlighted a number of areas where change was considered necessary to bring the company's operations and cost base more into line with the current order backlog and business climate. The changes arising as a result of that review have been implemented since the second half of 2001 and the financial benefits of these change have had a positive effect on the company's financial performance in the nine months ended September 30, 2002.

NEW PRONOUNCEMENTS

         Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires a company to recognize an impairment loss on a long-lived asset when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. It also provides guidance for long-lived assets to be disposed of by sale. The adoption of this statement in the first quarter of 2002 did not have any impact on the consolidated financial statements. See Note 4.

         The company adopted SFAS No.142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The company completed the first step of the goodwill impairment test during the third quarter of 2002, which did not result in any impairment loss. The second step of the goodwill impairment test measures the amount of impairment loss, if any, and must be completed by the end of 2002. Income before income taxes for the nine months ended September 30, 2001, included goodwill amortization of $110,000. Loss before income taxes on a pro forma basis, assuming SFAS 142 had been adopted for the nine months ended September 30, 2001, would have been $(1,652,000).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The company is exposed to market risks from changes in interest rates and foreign currency exchange rates.

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term governments securities and interest-bearing accounts at financial institutions in which we had approximately $38,000 invested at September 30, 2002.

         Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable debt agreements, which totaled approximately $8,131,184 at September 30, 2002.

         The company has exposure to both rising and falling interest rates. A 1/2% decrease in rates on our nine months ending investments would be insignificant. A 1% increase in rates on our nine months ending variable rate debt would result in a negative impact of approximately $61,000 on our results of operations.

         Our exposure to market risks from foreign currency exchange rates relates to our European subsidiary whose results of liquidation, when translated into U.S. dollars, are impacted by changes in foreign exchange rate. A 10% strengthening of the U.S. dollar against the local Scottish currency, the pound, would have negatively impacted nine months earnings by approximately $ 41,000. We have not incurred any significant realized losses on exchange transactions and do not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

         Since the date of the company's evaluation to the filing date of this Quarterly Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

              None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TECHDYNE, INC.

                                   By /s/ Barry  J. Pardon
                                      -----------------------------------------
                                       BARRY J. PARDON, President
                                      (Principal Executive Officer)

                                   By /s/David  L. Watts
                                      -----------------------------------------
                                       DAVID  L. WATTS, Chief Financial Officer
                                      (Principal Financial Officer)


Dated: November 14, 2002

                                  CERTIFICATION

I, Barry J. Pardon, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Techdyne, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                      /s/ Barry J. Pardon
                                      ------------------------------------------
                                      Barry J. Pardon
                                      President and Principal Executive Officer

                                  CERTIFICATION

I, David L. Watts, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Techdyne, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                     /s/ David L. Watts
                                     ------------------------------------------
                                     David L. Watts
                                     Chief Financial Officer