Form 10-K
period 2002-12-31
TECHDYNE INC
filed 2003-03-31
CIK 764039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For The Year Ended December 31, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price per share on March 25, 2003, was approximately $1,653,402.

         As of March 25, 2003, the Company had issued and outstanding 6,556,990 shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Information Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                Table of Contents
                                -----------------

                                                                                                   Page
                                                                                                   ----
                                     Part I

Item 1.    Business..............................................................................     1

Item 2.    Properties............................................................................    18

Item 3.    Legal Proceedings.....................................................................    19

Item 4.    Submission of Matters to a Vote of Security Holders...................................    19

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................    20

Item 6.    Selected Financial Data...............................................................    20

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................    21

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.............................    30

Item 8.    Financial Statements and Supplementary Data...........................................    30

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..................................................................    30

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant....................................    31

Item 11.   Executive Compensation................................................................    31

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           And Related Stockholder Matters.......................................................    31

Item 13.   Certain Relationships and Related Transactions........................................    31

Item 14.   Controls and Procedures...............................................................    31

                                     Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................    32

Signatures ......................................................................................    36

Certifications of Principal Executive Officer and Principal Financial Officer....................    37

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         We are a contract manufacturer of electronic and electro-mechanical products. Our products are manufactured to customer specifications and designed for original equipment manufacturers (OEMs) and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Our principal custom-designed products include complex printed circuit boards (PCBs), conventional and molded cables, wire harnesses and electro-mechanical assemblies. In addition, we provide OEMs with value-added, turnkey contract manufacturing services and total systems assembly and integration. We also deliver manufacturing and test engineering services and materials management, with flexible and service-oriented manufacturing and assembly services for our customers' high-tech and rapidly changing products.

         We were incorporated in Florida in 1976, acquired by Medicore, Inc., our former parent, in 1982, and became a public company in 1985. Effective June 27, 2001, control of our company was acquired by Simclar International Limited (Simclar International), which then transferred its 71.3% ownership of our company to its parent, Simclar Group Limited (Simclar) both of which are private United Kingdom companies. See "Recent Developments." Simclar International is engaged in the same electronic and electro-mechanical subcontract manufacturing industry as is our company. Simclar International is a larger company than ours, with sales for fiscal 2002 of approximately $44 million.

         Our executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. Our telephone number is (305) 556-9210. Our common stock is traded on the Nasdaq Small Cap Market (Ticker:TCDN).

ELECTRONIC MANUFACTURING INDUSTRY

         Until 2001, our industry exhibited significant year to year growth, due both to the growth in the overall electronics industry, and the steadily increasing number of OEMs deciding to outsource all or a significant portion of the production of their products. As a result of the general global recession beginning in 2001 and continuing through the present, and its magnified effect in the computer and telecommunications equipment segments, this recent pattern of growth in our industry was interrupted, and both the Company and the industry as a whole experienced a decline in sales starting 2001 and continuing through the present. We are aggressively seeking new business opportunities with existing and new customers, but there is no assurance we will be successful in generating additional sales, particularly in this recessionary segment of the economy.

         We believe that the fundamental factors contributing to the growth of our industry in past years will lead to a resumption of the pattern of growth late in this year. These factors include increased capital requirements for OEMs to acquire modern, highly automated manufacturing equipment, their continuing effort to reduce inventory costs and the relative cost advantages of contract manufacturers. Using outsourcing for their production of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, and improve inventory management and marketability. We believe OEMs will continue to rely on contract manufacturers not only for partial component assemblies but complete turnkey manufacturing of entire finished products. We also believe that OEMs will look more to contract manufacturers to provide a broader scope of value-added services, including manufacturing, engineering and test services.

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

         Another factor which will continue to lead OEMs to utilize contract manufacturers is reduced time-to-market. Due to the intense competition in the electronics industry, OEMs are faced with increasingly shorter product life-cycles which pressure them to reduce time constraints in bringing a product to market. This reduction can be accomplished by using a contract manufacturer's established manufacturing expertise with its sophisticated, technically advanced and automated manufacturing processes. We believe that this, coupled with the elements discussed above, such as reduced production costs through economies of scale in materials procurement, improved inventory management, access to our manufacturing technology, engineering, testing and related expertise, will motivate OEMs to work with electronic contract manufacturers such as us.

BUSINESS STRATEGY

         We believe that the cost reductions and restructuring of our operations that we made in response to the continued economic downturn has put us in a better position to compete once the economy and our industry recovers. We also believe that our alliance with Simclar will allow us to expand our customer base, broaden our product lines and provide greater efficiencies in equipment, supplies, labor and manufacturing processes, both domestically and internationally.

         In response to industry trends, particularly in view of constantly changing and improving technology and, therefore, shorter product life cycles, we focus on product development and marketing in order to become a competitive provider of electronic contract manufacturing services for OEM customers. We continue to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products. We believe that creating and maintaining long-term relationships with customers requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility. Therefore, our strategy is to focus on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services. In 2003, we will also continue to target large contract manufacturers as potential customers.

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

         To further satisfy customer needs, we develop long-term customer relationships by using our state-of-the-art technology to provide timely and quick-turnaround manufacturing and comprehensive support for materials purchases and inventory control. Through our use of electronic data interchange technology
(EDI), the customer is able to convey its inventory and product needs on a weekly basis based on a rolling quantity forecast. More emphasis is placed on value-added turnkey business for the manufacture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of our processes, and our early involvement in the design process using our computer-aided design system.

         We believe that we can develop closer and more economically beneficial relationships with our customers through our geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, and Ohio. Our diverse locations have multiple advantages by helping satisfy costs, timely deliveries and local market requirements of our customers. We will continue to pursue expansion in different markets to better serve existing customers and to obtain additional new customers. In alliance with Simclar, we anticipate experiencing growth and ability to increase our global presence and competitive position.

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

         In pin-through-hole assembly production, electronic components with pins or leads are inserted through pre-drilled holes in a PCB and the pins are soldered to the electrical surface of a PCB. In surface mount technology production, electronic components are attached and soldered directly onto the surface of a circuit board rather than inserted through holes. Surface mount technology components are smaller so they can be spaced more closely together and, unlike pin-through-hole components, surface mount technology components can be placed on both sides of a PCB. This allows for product miniaturization, while enhancing the electronic properties of the circuit. Surface mount technology manufacturing requires substantial capital investment in expensive, automated production equipment, which requires high usage. We are utilizing computerized testing systems in order to verify that all components have been installed properly and meet certain functional standards, that the electrical circuits have been properly completed, and that the PCB assembly will perform its intended functions.

         In 1997, we acquired Lytton Incorporated (Lytton), whose Ohio operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry. This expansion resulted in PCB manufacturing yielding approximately 69% and 60% of our sales revenues in 2002 and 2001 respectively.

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

         Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. Our cable sales comprised approximately 29% and 34% of total sales revenue for 2002 and 2001, respectively.

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

         Contract manufacturing, reworking and refurbishing together amounted to approximately 10% of sales for each of 2002 and 2001. We believe that PCB sales and contract manufacturing will provide us with substantial increases in revenues over the next few years. Our affiliation with Simclar gives us access to a larger customer base and the ability to handle large customers both in the USA and Europe.

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

         We attempt to develop a "partnership" relationship with many of our customers by providing a responsive, flexible, total manufacturing service. We have "supplier partnerships" with certain customers pursuant to which we must satisfy in-house manufacturing requirements of the customer that are based on the customer's need on a weekly basis based on a rolling quarterly forecast.

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

         At three of our facilities we maintain modern state-of-the-art equipment for crimping, stripping, terminating, soldering, sonic welding and sonic cleaning which permits us to produce conventional and complex molded cables. We also maintain a large assortment of standard tooling. New manufacturing jobs may require new tooling and dies, but most presses and related equipment are standard.

SUPPLIES AND MATERIALS MANAGEMENT

         Materials used in our operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins.

         The company procures components from a select group of vendors which meet our standards for timely delivery, high quality and cost effectiveness. In order to control inventory investment and avoid material obsolescence, components are generally ordered when we have a purchase order or commitment from our customer for the completed assembly. We use Enterprise Resource Planning (ERP) management technologies and manage our material pipelines and vendor base to allow our customers to increase or decrease volume requirements within established frameworks. We have Visual Manufacturing and Symix computerized software systems providing us with material requirements planning, purchasing, and sales and marketing functions. See "Business Strategy" above and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CUSTOMERS

         We serve a wide range of businesses, from emerging growth companies to multinational OEMs, involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. A significant portion of our revenues are distributed over the following industry segments:

                                             Year Ended December 31,
                                    --------------------------------------
                                    2002          2001                2000
                                    ----          ----                ----
Food preparation equipment           37%           23%                 22%
Data processing                      23%           13%                 15%
Telecommunications                    9%            9%                 22%
Military and government               8%           --%                 --%
Instrumentation                       4%           19%                 19%

         We seek to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically a substantial percentage of our net sales have been to multiple locations of a small number of customers. Significant reductions or delays in sales to any of those major customers would have a material adverse effect on our results of operations. In the past, certain of our customers have terminated their manufacturing relationship with us, or otherwise significantly reduced their product orders. We cannot assure you that any of our major customers will not terminate or otherwise significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on our results of operations.

         We depend upon the continued growth, viability and financial stability of our customers, who in turn substantially depend on the growth of the personal computer, computer peripherals, communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of our customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or our customers in particular, could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay us for manufacturing services we have provided, our operating results and financial condition would be adversely affected. In 2002, 58% of our sales were made to numerous locations of five major customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The table below sets forth the respective portion of sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of the company's sales in any respective period.

                                           Percentage of Sales
                                           -------------------

                                        2002       2001        2000
                                        ----       ----        ----
ITW Food Equipment Group                 36%        26%         19%
Trilithic                                 *          *          12%
Alcatel                                   *          *          12%

* Less than 10% for that year

MARKETING AND SALES

         We are pursuing expansion and diversification of our customer base. We are seeking to develop long term relationships by working closely with customers, starting with the initial product design and development stage, and continuing throughout the manufacturing and distribution process. Our principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through our sales managers and executive staff, and through independent sales representatives. Domestic operations generate sales through five regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are 11 in-house sales/marketing personnel in the United States. In addition to sales through sales representatives and in-house sales personnel, sales are also generated through our website at http://www.tcdn.com and through catalogues, brochures and trade shows.

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

         Substantially all of our sales and reorders are affected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some productions, such as our supplier partnerships, are accomplished under open purchase orders with components released against customer request.

BACKLOG

         At December 31, 2002 and 2001, our backlog of orders amounted to approximately $4,786,000 and $8,314,000, respectively. The decrease in backlog reflects customers' demands for shorter lead-times and less order coverage. Based on past experience and relationships with our customers and knowledge of our manufacturing capabilities, we believe that most of our backlog orders are firm and should be filled within six months. Most of the purchase orders within which the company performs do not provide for cancellation. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be cancelled. However, based upon relationships with our customers, we occasionally allow cancellations and frequently the rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by the company may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

PATENTS AND TRADEMARKS

         We do not have nor do we rely on patents or trademarks to establish or protect our market position. Rather, we depend on design, engineering and manufacturing, cost containment, quality, and marketing skills to establish or maintain market position.

COMPETITION

         Techdyne is a part of highly competitive electronic manufacturing services industry. We face competition from divisions of large electronics and high-technology firms, as well as numerous smaller specialized companies. Certain competitors have broader geographic coverage and competitive price advantage based on their less expensive offshore operations, particularly in the Far East. Many of our competitors are larger and more geographically diverse and have greater financial, manufacturing and marketing resources than we have. Our main competitors in the PCB area include Vickers Electronics Systems, Diversified Systems, Inc., Epic Technologies, Inc, and others. We have numerous competitors in the cable and harness assembly market, including Volex Interconnect Systems, Inc., Foxconn, ACT Manufacturing, Inc. (in bankruptcy) and Escod Industries (parent company in bankruptcy).

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

GOVERNMENTAL REGULATION

         Our operations are subject to certain federal, state and local regulatory requirements relating to environmental waste management and health and safety matters. We believe that we comply with applicable regulations pertaining to health, safety and the use, storage and disposal of materials that are considered hazardous waste under applicable law. To date our costs for compliance and governmental permits and authorizations have not been material. However, additional or modified requirements that may require substantial additional expenditures may be imposed in the future.

EMPLOYEES

         We presently have 284 employees located in our four USA facilities. Twenty-nine of our employees are employed as part time or temporary help. Of our employees, approximately 228 are engaged in manufacturing, quality assurance, related operations and support activities, 25 are in material handling and procurement, 11 are in sales and marketing, 7 are in engineering, and 13 are in administrative, accounting and support activities.

         We have no unions and we believe that our relationship with our employees is good.

RECENT DEVELOPMENTS

         On June 27, 2001, our shareholders approved an agreement under which Simclar International, a private United Kingdom company acquired 4,674,620 shares of our common stock (71.3% of our shares) from our former parent, Medicore, Inc. Simclar International immediately transferred its controlling interest in our company to its parent, Simclar Group Limited, also a private United Kingdom company owned by Samuel Russell and his wife, Christina Margaret Janet Russell, each a director of Simclar International and our company. Mr. Russell is also Chief Executive Officer of our company.

         Simclar acquired the controlling interest in our company from Medicore, Inc. for $10,000,000 plus earn-out payments of 3% of our net sales for the next three years, with a minimum aggregate earn-out of $2,500,000 and a maximum aggregate earn-out of $5,000,000. It was also agreed that Simclar use its best efforts to refinance our long-term debt, which Simclar did, enabling us to repay our outstanding indebtedness of approximately $193,000 to Medicore on October 29, 2001. Simclar and Medicore made a variety of customary representations and covenants, one noteworthy one being Simclar's covenant not to finance the purchase of control with any pre-arranged sale of our assets, provided Simclar would be permitted to close or dispose of our facilities or assets for valid corporate purposes. Simclar also agreed to register the shares of common stock underlying certain options held by management (see "Risk Factors").

         In April 2001, as a result of continuing operating losses, we determined to discontinue our manufacturing operations in Scotland through our subsidiary, Techdyne (Europe) Limited. We incurred a cost of approximately $225,000 for closing our Scottish manufacturing operations, primarily from post-employment benefits to terminated employees. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar, under which Simclar manufactures products for that subsidiary, and assists it in management coordination. Simclar receives a service charge for the cost of such services based on the actual costs incurred by Simclar. To date, we have paid Simclar $1,508,000 under that management agreement.

         With the cessation of the manufacturing operations, the company made the land, building and equipment available for sale during the third quarter of 2001. On February 28, 2002, the company agreed to transfer to Simclar at net book value the operating assets of Techdyne (Europe) except for the land and building. Included in property and equipment at December 31, 2002, is the Scottish land and building, which are considered assets held for sale, at an estimated fair value of $653,000 based upon market information obtained from an unrelated third party.

         Upon Simclar's acquisition of control of our company, management also changed. Of the original executive officers, only Barry Pardon, President and a director, continues in his original position. Joseph Verga, formerly Senior Vice President and director, no longer holds those positions, but he continues as a member of our management. Thomas K. Langbein, Chairman of the Board and Chief Executive Officer of our company and of our former parent, Medicore, of which he is also President, and directors Peter D. Fischbein, Anthony C. D'Amore and Edward Diamond resigned upon completion of the sale of control. Messrs. Fischbein and D'Amore are directors of Medicore. Lytton Crossley resigned as a director of the company during 2002. Additions to our management upon the change in control are: (1) Samuel Russell, chairman of Simclar and 90% owner of Simclar, who is Chairman of the Board and Chief Executive Officer of our company; (2) Christina Margaret Janet Russell, the wife of Samuel Russell and a Director of Simclar and 10% owner of Simclar, who is a director of our company, and (3) three new directors, Thomas Foggo, senior partner of Skene Edwards, W.S., legal counsel to Simclar, John Ian Durie, Finance Director of Simclar and formerly a partner of Deloitte & Touche, and Kenneth Greenhalgh, a management consultant to Simclar. Our by-laws were amended to increase the board of directors to nine members effective upon completion of the sale of control. James A. Clark, President of Scherer Industrial Group, was appointed a director of the company in September 2002. There remain two vacancies on the board.

RISK FACTORS

         This Report contains forward-looking statements that involve risks and uncertainties. The company's actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed below.

The loss of a major customer would adversely affect us

         A substantial percentage, approximately 58% of our sales for the year ended December 31, 2002, has been to five customers, the loss of any of which would adversely affect us. A substantial portion of our sales (36%) is with one major customer, Illinois Tool Works (formerly PMI Foods Equipment Group) ("ITW"). There are no long-term contracts with any customer. Substantially all of our sales and reorders are subject to competitive bids. Sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles, and pricing and margin pressures. Additionally, certain of the industries served by us are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to our major customers or their products could have an adverse effect on us. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay.

         In addition, we generate large accounts receivable in connection with our providing of electronic contract manufacturing. If one or more of our customers experiences financial difficulty and is unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. Recent examples are two customers who sought reorganization under Chapter 11 of the Bankruptcy Act since August 2001. Both customers owed us a total of $160,000 at the time of their filings, which may be uncollectible. We expect to continue to depend on sales to a limited number of major customers.

Secured loans - existence of liens on all of our assets

         All of our assets, except for Techdyne (Europe), have been pledged as collateral for two bank loans. On October 24, 2001, we refinanced our existing bank loans of $10,400,000, of which approximately $7,256,000 was outstanding at the time of refinancing, with a one-year $3,000,000 line of credit and a $7,000,000 seven-year term loan. The refinancing was completed with the Bank of Scotland. The refinancing was at an interest rate at the LIBOR rate plus 1.5% for a one, three or six month period, at our option. We recently extended the term of the line of credit until July 19, 2003 on the same terms as the original loan, and elected an initial 30- day interest period at an interest rate of 2.93%. The term loan specifies quarterly payments of $250,000 due on the twenty-fourth day of January, April, July and October of each year plus interest. We and our subsidiary, Lytton, guaranteed the new financing.

Our credit facilities impose operational and financial restrictions on us

         Our credit facilities with the Bank of Scotland, which include a Facility Letter, a Working Capital Facility Letter, a Security Agreement, a Pledge Agreement, and a Guaranty, in addition to subjecting all our assets as security for the bank financing, include substantial covenants that impose significant restrictions on us, including, among others, requirements that:

         o   the facilities take priority over all our other obligations;
         o we must maintain sufficient and appropriate insurance for our business and assets;
         o we must maintain all necessary licenses and authorizations for the conduct of our business;
         o we indemnify the bank against all costs and expenses incurred by it which arise as a result of any actual or threatened (i) breach of environmental laws; (ii) release or exposure to a dangerous substance at or from our premises; or (iii) claim for an alleged breach of environmental law or remedial action or liability under such environmental law which could have an adverse material effect;
         o if environmental harm has occurred to our property securing the credit facility, we have to ensure we were not responsible for the harm, and we have to be aware of the person responsible and its financial condition; and
         o a variety of pension and benefit plans and ERISA issues, including, among others, requiring us to notify the bank of (i) material adverse changes in the financial condition of any such plan; (ii) increase in benefits; (iii) establishment of any new plan; (iv) grounds for termination of any plan; and (v) our affiliation with or acquisition of any new ERISA affiliate that has an obligation to contribute to a plan that has an accumulated funding deficiency.

         In addition, our credit facilities require us to maintain:

         o consolidated adjusted net worth greater than $10,000,000 for the period January 2003 through June 2003; $10,500,000 for the period July 2003 to September 2003 and $11,000,000 thereafter;
         o a ratio of consolidated assets to consolidated net borrowing not less than 1.75 to 1;
         o a ratio of consolidated trade receivables to consolidated net borrowing of not less than .75 to 1; and
         o a ratio of consolidated net income before interest, income taxes and management fees to total consolidated interest costs of not less than 2 to 1.

         Finally, without the prior written consent of the Bank of Scotland, our credit facilities prohibit us from:

         o granting or permitting a security agreement against our consolidated assets except for permitted security agreements;
         o declaring or paying any dividends or making any other payments on our capital stock;
         o consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business;
         o incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements;
         o undertaking any capital expenditures in excess of $1,000,000 in any one fiscal year;
         o effecting any changes in ownership of our company or Lytton, our 100%-owned subsidiary;
         o making any material change in any of our business objectives, purposes, operation or taxes; and
         o incurring any material adverse event in business conditions as defined by the bank.

         Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt. At December 31, 2002, we were in violation of the covenant requiring a ratio of consolidated trade receivables to consolidated net borrowings of .75 to 1. Although the Bank of Scotland has waived this default, there can be no assurance that defaults in these or other covenants will not occur in the future, nor can there be any assurance that our lender will waive future covenants violations. A default in the covenants would permit our lender to accelerate the maturity of our credit facilities and to sell the assets securing them, which would cause the company to cease operations and seek bankruptcy protection.

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

We operate in a highly competitive industry and our business may be harmed by competitive pressures

         Manufacture and assembly of electro-mechanical and electronic components is a highly competitive industry characterized by a diversity and sophistication of products and components. We compete with major electronics firms that have substantially greater financial and technical resources and personnel than we do. We also face competition from many smaller, more specialized companies. We believe the primary competitive factors are pricing, quality of production, prompt customer service, timely delivery, engineering expertise, and technical assistance to customers. Among this mix of competitive standards, we believe we are competitive with respect to delivery time, quality, price and customer service. Price sensitivity becomes a paramount competitive issue in recessionary periods, as we are now experiencing, and we may be at a competitive disadvantage with manufacturers with a lower cost structure, particularly off-shore manufacturers with lower labor and related production costs. To compete effectively, we must also provide technologically advanced manufacturing services, and respond flexibly and rapidly to customers' design and schedule changes. Our inability to do so could have adverse effects on us. Customers in our industry are price-sensitive and, particularly in the recent economic downturn, there is substantial pressure from customers to reduce our prices. Our ability to remain competitive depends on our ability to meet these customer and competitive price pressures while protecting our profit margins. We have been engaged in and will have to continue cost reductions in overhead, manufacturing processes, and equipment retooling, while maintaining product flow, inventory control, and just-in-time shipping to our customers. If we are unable to accomplish these factors, we will not be competitive, and our business and operating results will be adversely impacted.

Our revenues are contingent on the health of the industries we serve

         We rely on the continued growth and financial stability of our customers who operate in the following industry segments:

         o   food preparation equipment;
         o   data processing;
         o   telecommunications;
         o   instrumentation; and
         o   military and government.

         These industry segments, to a varying extent, are subject to dynamic changes in technology, competition, short product life cycles, and economic recessionary periods. When our customers are adversely affected by these factors, we may be similarly affected.

Manufacture of electronic and electro-mechanical products, particularly designed for OEMs and manufactured to custom specifications, is cyclical, and demand for our products may decline

         Our business depends substantially on both the volume of electronic and electro-mechanical production by OEMs in the data processing, telecommunications, instrumentation and food preparation industries, and new specifications and designs for these OEMs. These industries have been cyclical over the years, and have experienced oversupply as well as significantly reduced demand, as we are currently experiencing. Declining demand for our products and services may continue into the immediate future. The result of the economic downturn has resulted in lower capacity utilization of our manufacturing operations and a shift in product mix toward lower margin assemblies. OEMs may not increase production or may shift to new customer specifications and designs, in which case demand for our products and services may continue to slow. These changes in economic conditions and demand have resulted and may continue to result in customer rescheduling of orders and shipments, which affects our results of operations. Any continuation in the downturn in OEM products is anticipated to have an adverse effect on our business, financial condition, and operating results. Moreover, our need to invest in engineering, marketing, and customer services and support capabilities will limit our ability to reduce expenses, as we have been attempting to do, in response to such downturns.

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

         Any one of these factors may significantly change the total volume of sales and affect our operating results, as has been the case with the recessionary environment and reduced demand for our customers' products and in turn, our products and services. In addition, since much of our costs and operating expenses are relatively fixed, a reduction in customer demand would adversely affect our gross margins and operating income. Although we are always seeking new business and customers, we cannot be assured that we will be able to replace deferred, reduced or cancelled orders.

Shortages of components specified by our customers would delay shipments and adversely affect our profitability

         Substantially all of our sales are derived from electro-mechanical and subcontract electronic manufacturing in which we purchase components specified by our customers. In 2000, supply shortages curtailed production of certain assemblies using a particular component. Industry-wide shortages of electronic components, particularly components for PCB assemblies, have occurred. We did not experience any substantial supply shortages in 2001 or 2002. Should our industry experience a rapid recovery shortages of components mostly likely will occur, and we may be forced to delay shipments, which could have an adverse effect on our profit margins and customer relations. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we typically bear the risk of component price increases that occur, which accordingly could adversely affect our gross profit margins. At times, we are forced to purchase components beyond customer demand on items which are in short supply. To the extent there is less customer demand or cancellations, we will have increased obsolescence. Due to the current difficult economic environment, there may be cut-backs and/or shut-downs of semi-conductor foundries, which could reinitiate component shortages.

Technological developments, satisfying customer designs and production requirements, quality and process controls are factors impacting our operations

         Our existing and future operations are and will be influenced by several factors, including technological developments, our ability to efficiently meet the design and production requirements of our customers, our ability to control costs, our ability to evaluate new orders to target satisfactory profit margins, and our capacity to develop and manage the introduction of new products. We also may not be able to adequately identify new product trends or opportunities, or respond effectively to new technological changes. Quality control is also essential to our operations, since customers demand strict compliance with design and product specifications. Any deviation from our quality and process controls would adversely affect our relationship with customers, and ultimately our revenues and profitability.

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

Any one or combination of these factors can cause an adverse effect on our future annual and quarterly financial results. Fluctuations in our operating results could materially and adversely affect the market price of our common stock, which has been declining over the last several years.

Environmental laws may expose us to financial liability and restrictions on operations

         We are subject to a variety of federal, state and local laws and regulations relating to environmental, waste management, and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. Proper waste disposal is a major consideration for printed circuit board manufacturers, which is a substantial part of our business, since metals and chemicals are used in our manufacturing process. Environmental controls are also essential in our other areas of electronic assembly. If we fail to comply with such environmental laws and regulations, then we could incur liabilities and fines and our operations could be suspended. This could also trigger indemnification of our lender under our credit facilities, as well as being deemed a default under such credit facilities. See "Our credit facilities impose operational and financial restrictions on us" above. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could impose other significant capital expenditures. In addition, our operations may give rise to claims of property contamination or human exposure to hazardous chemicals or conditions. Although we have not incurred any environmental problems in our operations, there can be no assurance that violations of environmental laws will not occur in the future due to failure to obtain permits, human error, equipment failure, or other causes. Furthermore, environmental laws may become more stringent and impose greater compliance costs and increase risks and penalties for violations.

Simclar controls over 72% of our common stock and the affairs of our company

         Simclar acquired 71.3% of our common stock in June 2001, and controls the affairs of our company. In September 2001 Simclar announced its intention to acquire an additional 200,000 shares of our common stock. To date, Simclar has purchased 70,500 shares of our common stock in the open market, giving Simclar a 72.4% ownership of our company. Our common stock does not provide for cumulative voting, and therefore, the remaining shareholders other than Simclar will be unable to elect any directors or have any significant impact in controlling the business or affairs of the company. The concentration of ownership with Simclar may also have the effect of delaying, deterring or preventing a change in control of our company, and would make transactions relating to our operations more difficult or impossible without the support of Simclar.

The price of our shares is volatile

         The market price of our common stock has substantially fluctuated in the past, which resulted in its delisting from the Nasdaq National Market in 1992. In 1995, we completed a public offering of our common stock, which then was listed with the Nasdaq SmallCap Market and Boston Stock Exchange. On November 6, 1996, the common stock was relisted for trading on the Nasdaq National Market and delisted from the Boston Stock Exchange. On February 18, 2000, our common stock transferred to the Nasdaq SmallCap Market, since the market value of the public float was not equal to or greater than the minimum required for listing. The market price of our common stock has been as high as $8.13 in the first quarter of 1997 to as low as $.52 in the fourth quarter of 2002. Our common stock has limited trading volume, and it closed at $1.11 on March 25, 2003.

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

Substantial market overhang from outstanding options and shares held by the certain shareholders and our parent may adversely affect the market price of our common stock

         Certain persons, including officers of our company, own options to purchase shares of our common stock that are exercisable at a price of $2.00 per share for an aggregate of 60,000 shares. Our parent, Simclar, owns 4,745,120 shares of our common stock, or 72.4% of our outstanding shares. Under the agreement in which it purchased the controlling interest in our company, Simclar agreed to acquire the shares as "restricted securities" under the Securities Act of 1933 (the "Securities Act"), and not with a view to their distribution. However, restricted shares may be sold under Rule 144 of the Securities Act one year from their acquisition or June 26, 2002, and Simclar, at any time, could register as many of its 4,745,120 shares of common stock as it desires, which could be well in excess of any limited amounts it could sell under Rule 144 without registration. Rule 144 entitles each person having owned restricted securities for a period of one year, to sell without registering the securities, every three months, an amount of shares which does not exceed the greater of 1% of the outstanding common stock or, since the common stock is trading on Nasdaq, the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale. Accordingly, the sale of the 401,867 shares by officers and directors of our company and our former parent, Medicore, and the potential sale of shares by Simclar, whether under Rule 144 or through a registration statement, may have an adverse affect on the market price of our common stock, and may hamper our ability to manage subsequent equity or debt financing, or otherwise affect the terms and timing of such financing. Simclar has indicated to the company that it does not presently have any intentions to sell any of its shares of the company.

We have not declared dividends, and our credit facilities prohibit us from paying dividends

         Under Florida corporate law, holders of our common stock are entitled to receive dividends from legally available funds, when and if declared by our board of directors. We have not paid any cash dividends, and our board of directors does not intend to declare dividends in the foreseeable future. Our future earnings, if any, will be used to finance our capital requirements, repay bank borrowings and fund our operations. Our credit facilities prohibit us from paying any dividends or making any other payments on our capital stock without the written consent of the lender. There can be no assurance that the lender will provide such consent.

Possible delisting of our stock

         Our common stock trades on the Nasdaq SmallCap Market. There are certain criteria for continued listing on the Nasdaq SmallCap Market, known as maintenance listing requirements. Failure to satisfy any one of these maintenance listing requirements could result in our securities being delisted from the Nasdaq SmallCap Market. These criteria include two active market makers, maintenance of $2,500,000 of stockholders' equity (or alternatively, $35,000,000 in market capitalization or $500,000 in net income from operations in the latest fiscal year or 2 of the last 3 fiscal years), a minimum bid price for our common stock of $1.00, and at least 500,000 publicly held shares with a market value of at least $1,000,000, among others. Usually, if a deficiency occurs for a period of 30 consecutive business days (10 consecutive business days for failure to satisfy the minimum market capitalization requirement), the particular company is notified by Nasdaq and has 90 days (30 days in the case of market capitalization) to achieve compliance. Nasdaq has proposed adjustments to its SmallCap Market bid price grace period from 90 days to 180 days. Following this grace period, issuers that demonstrated compliance with the core initial listing standards of the SmallCap Market, which is either net income of $750,000 (determined from the most recently completed fiscal year or two of the most recently completed fiscal year), stockholder; equity of $5,000,000, or market capitalization of $50,000,000, will be afforded an additional 180 day grace period within which to regain compliance. If the company is unable to demonstrate compliance, the security is subject to delisting. The security might be able to trade on the Nasdaq Over-The-Counter Bulletin Board, a less transparent trading market which may not provide the same visibility for the company or liquidity for its securities, as does the Nasdaq SmallCap Market. As a consequence, an investor may find it more difficult to dispose of or obtain prompt quotations as to the price of our securities, and may be exposed to a risk of decline in the market price of our common stock.

         The Nasdaq SmallCap Market requires that the Company maintain a minimum market value of public float of $1,000,000 for continued listing on the Nasdaq SmallCap Market. The publicly trading shares, exclusive of any affiliate ownership, which is the float for our common stock, is approximately 1,615,000 shares, and as the closing price of our shares on March 25, 2003 was $1.11, we satisfy that maintenance requirement.

         However, our common stock has traded as low as $.52 in the fourth quarter of 2002, and has limited trading volume. There is the risk of being delisted from the Nasdaq SmallCap Market should our common stock fail to maintain a minimum bid price of $1.00 per share for 30 consecutive days. Such occurrence would generate a notice from Nasdaq that we have a 90-day period to reflect that our common stock traded at $1.00 or more for at least 10 consecutive trading days. Continued satisfaction of certain of the Nasdaq SmallCap listing maintenance requirements is beyond our control. There is no assurance that the company will continue to satisfy the minimum listing maintenance criteria, which, without a timely cure, could cause our securities to be delisted from the Nasdaq SmallCap Market.

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

(mfg/warehouse)                          Hialeah, FL(1)

5,500 sq. ft.                            171 Commonwealth Ave          3 yrs. to March 31, 2005
(mfg. & offs.)                           Attleboro, MA

18,225 sq. ft.                           800 Paloma Dr.                1 yrs. to May 31, 2003
(mfg., offs. &                           Round Rock (Austin),
warehouse) TX(2)

77,800 sq. ft.                           1784 Stanley Ave.             5 yrs. to July 31, 2007
(mfg., offs. &                           Dayton, Ohio(3)
warehouse)

(1) The landlord is our former parent, Medicore. The lease is as favorable as may be obtained from unaffiliated third parties.
(2)      3,000 square feet of this location is sub-leased to Team Source.
(3) The landlord is the former President and Director of Lytton and a former Director of the company. See Item 13, "Certain Relationships and Related Transactions." The company has a right of first refusal and an option to purchase these premises. This lease is guaranteed by Techdyne.

         Techdyne (Europe) owns an approximately 31,000 square foot facility in Livingston, Scotland, which is listed as assets for sale. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         We assemble custom products to the specifications of our customers, and we rely on our customers' patents, designs, know-how and other intellectual property. At this stage in the litigation, we are evaluating the Lemelson litigation and our potential exposure, but are unable to project the merits of Lemelson's claims, whether the litigation might result in material damages, or whether, if necessary, we could obtain a license from Lemelson. Should we be required to obtain such a license from Lemelson, there can be no assurance that a license could be obtained on acceptable terms. Any litigation of this type may result in substantial costs and diversion of our resources.

         The company is also a defendant in an action brought in January 2003 by Nexans, Inc., claiming damages of approximately $123,000, plus reasonable attorneys' fees, as a result of a claimed breach by the company of an agreement to purchase cable from Nexans. The dispute arises out of the cancellation by the company of certain purchase orders for cable. The company has filed an answer to the complaint disputing Nexans' claims, and asserting what it believes to be valid defenses. At this early stage of the litigation, the company is unable to predict whether and in what amount the litigation will result in any liability to Nexans.

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

         2001
         ----
                                    High                 Low
                                    ----                 ---
         1st Quarter               $ 1.50               $ 0.88
         2nd Quarter               $ 1.50               $ 0.81
         3rd Quarter               $ 1.34               $ 0.77
         4th Quarter               $ 1.10               $ 0.81


         2002
         ----
                                    High                 Low
                                    ----                 ---
         1st Quarter                $1.15                $ .95
         2nd Quarter                $1.40                $1.00
         3rd Quarter                $1.77                $ .76
         4th Quarter                $1.50                $ .52

         At March 25, 2003, the closing sales price of our common stock was $1.11.

         At March 25, 2003, we had 69 shareholders of record and, based upon data obtained from our transfer agent, we have approximately 552 beneficial owners of our common stock.

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

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   Years Ended December 31,
                               ----------------------------------------------------------------
                                 2002          2001          2000          1999          1998
                                 ----          ----          ----          ----          ----
Revenues                       $ 33,720      $ 37,042      $ 52,767      $ 48,383      $ 44,927
Net income (loss)                 1,390        (2,806)          565           303           798
Earnings (loss) per share:
    Basic                      $    .21      $   (.43)     $    .09      $    .05      $    .15
    Diluted                    $    .21      $   (.43)     $    .09      $    .05      $    .13

                         Consolidated Balance Sheet Data
                                 (in thousands)


                                             December 31,
                        --------------------------------------------------------
                          2002        2001        2000        1999        1998
                          ----        ----        ----        ----        ----
Working capital         $ 10,018    $  8,859    $ 12,443    $ 10,986    $  9,321
Total assets              22,168      21,209      27,876      26,796      23,818
Long-term debt (1)         5,315       6,371       8,582       7,962       7,581
Total liabilities         11,797      12,230      16,295      15,631      14,357
Stockholders' equity      10,371       8,979      11,581      11,165       9,461


--------------------
(1)      Includes advances from Medicore for years prior to 2000.

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

         The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as we have experienced throughout 2001 and 2002, could have a material adverse effect on our business, financial condition and results of operations. Our 2002 operating results were adversely impacted by the severe instabilities experienced during the last 18 months in the telecommunication industry as well as a general downturn in the U.S. economy over the preceding year. We typically do not obtain long-term volume purchase contracts from our customers, but rather we work with our customers to anticipate future volumes of orders. Based upon such anticipated future orders, we will make commitments regarding the level of business we want and can accomplish the timing of production schedules and the levels of and utilization of facilities and personnel. Occasionally, we purchase raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders are already made or anticipated. Any significant cancellations, reductions or order delays could adversely affect our results of operations.

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

         During periods of recession in the electronics industry, as we have experienced in 2001 and 2002, our competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronic OEMs, who may become more price sensitive.

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

2002 COMPARED TO 2001

         Consolidated revenues decreased approximately $3,287,000 (9%) for the year ended December 31, 2002, compared to the preceding year. There was a decrease in domestic sales of $1,081,000 (3%), and a decrease in European sales of $2,053,000 (90%) compared to the preceding year. The European sales decline in 2002 compared to 2001 was due to the cessation of operations in Europe on February 28, 2002, (see Note 13 to our consolidated financial statements). The domestic sales decline was primarily because of a continuation of the 2001 decrease in our shipments to our customers in the telecommunications industry during the first half of 2002. Domestic sales increased by approximately $3,911,000 (27%) during the second half of 2002, compared to the second half of 2001. Interest and other income decreased by approximately $187,000 compared to the preceding year. This decrease reflects the recognition of a $161,000 deferred gain on sale of a buildings to Medicore in 2001 and reduction of approximately $22,000 in interest income from stock option notes receivable (see
Note 4 to our consolidated financial statements).

         Approximately 58% of our consolidated sales for 2002 were made to five customers. Illinois Tool Works ("ITW") (36%) is the only customer that accounts for more than 10% of our total sales. The loss of or substantial reduction of sales to any major customer would have an adverse effect on our operations if such sales were not replaced. See Item 1, "Business-Customers."

         Cost of goods sold as a percentage of sales amounted to 86% for the year ended December 31, 2002, and 94% for the preceding year. We experienced favorable operating cost reductions of approximately $2,601,000 as a result of closing the Techdyne (Europe) manufacturing facility in May 2001 as compared to our 2001 operating costs. The reorganization of three manufacturing facilities during the second half of 2001 provided reduced operating costs of approximately $1,126,000 for the year ended December 31, 2002. Lower component costs during the second half of 2002 added additional savings to the improvement of our operating results for 2002 as compared to 2001.

         Selling, general and administrative expenses, although decreasing by approximately $1,043,000 (7%) for the year ended December 31, 2002, compared to the preceding year, amounted to approximately 9% of sales for 2002 and 11% of sales for 2001. The decrease in 2002 was due primarily to the reduction in the costs of support personnel and marketing personnel implemented during the third and fourth quarters of 2001, and to the closing of the Techdyne (Europe) manufacturing facilities in May 2001. The company recorded a one time charge of $304,000 in 2001 related to the forgiveness of stock option notes and related accrued interest (see Item 1, Recent Developments) as well as bonuses for certain officers and directors, all as a result of the sale of the company to Simclar in June 2001.

         Interest expense decreased approximately $302,000 for the year ended December 31, 2002, compared to the preceding year reflecting the decreased borrowings due to the company's profitable operations and to the reductions in inventories, along with declining interest rates during the year. The LIBOR three month interest rate was 1.35% and 1.88% at December 31, 2002 and 2001, respectively.

2001 COMPARED TO 2000

         Consolidated revenues decreased approximately $15,724,000 (30%) for the year ended December 31, 2001, compared to the preceding year. There was a decrease in domestic sales of $13,303,000 (28%), and a decrease in European sales of $2,584,000 (53%) compared to the preceding year. The sales decrease was due primarily to a 61% decrease in our shipments to our customers in the telecommunications industry and to a lesser degree the general overall business decline in 2001 compared to 2000. Interest and other income increased by approximately $163,000 compared to the preceding year. This increase reflects the recognition of $161,000 deferred gain on sale of buildings to Medicore (see
Note 4).

         Significant reductions in sales of Techdyne (Europe) during recent years have resulted in continuing losses. Net losses for this subsidiary amounted to $909,000 for the year ended December 31, 2001, and $328,000 for the preceding year. As a result of continuing operating losses, in April 2001 we decided to discontinue the manufacturing operations of Techdyne (Europe). We incurred a cost of approximately $225,000 for closing our Scottish manufacturing operations, primarily from post employment benefits associated with 79 employees. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar whereby Simclar undertook to manufacture products for Techdyne (Europe) and assist in management coordination. Subsequently on February 28, 2002, the company entered into an agreement with Simclar to transfer, at net book value, all operating assets and all liabilities of Techdyne (Europe), with the exception of the land and building. The company plans to liquidate its European subsidiary when the land and building are sold. The company believes that the liquidation of this subsidiary will not require any additional write-downs.

         Approximately 57% of our consolidated sales for 2001 were made to five customers. Illinois Tool Works ("ITW") (26%) is the only customer that accounts for more than 10% of our total sales. The loss of or substantially reduced sales to any major customer would have an adverse effect on our operations if such sales were not replaced. See Item 1, "Business-Customers."

         Cost of goods sold as a percentage of sales amounted to 94% for the year ended December 31, 2001, and 88% for the preceding year. We experienced decreases in utilization of our manufacturing facilities during 2001, which had a negative effect on our profit margins. Higher component costs during the first quarter of 2001 also had a negative effect on our profit margins. As the economic business cycle deteriorated in 2001, our product mix negatively affected our profit margin in the second half of the year.

         Selling, general and administrative expenses, although decreasing by approximately $821,000 (17%) for the year ended December 31, 2001, compared to the preceding year, amounted to approximately 11% of sales for 2001 and 9% of sales for 2000. The decrease in 2001 was due primarily to the reduction in the costs of support personnel and marketing personnel, which amount to approximately $501,000. The company also recorded a charge of $304,000 in 2001 related to the forgiveness of stock option notes receivable and related accrued interest as well as bonuses for certain officers and directors, all as a result of the sale of the Company to Simclar in June 2001.

         Interest expense decreased approximately $248,000 for the year ended December 31, 2001, compared to the preceding year reflecting the decreased borrowings due to the reduction in trade receivables and inventories, along with declining interest rates during the year. The prime rate was 4.75% and 9.5% at December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balances at December 31, 2002 were approximately $1,537,000 compared to approximately $1,021,000 at December 31, 2001. Net cash provided by operating activities was approximately $2,986,000 in 2002 compared to approximately $1,604,000 in 2001. The increase in cash provided from operating activities in 2002 as compared to 2001 was due primarily to the reorganization of three manufacturing facilities during the second half of 2001 and the closing of the Techdyne (Europe) manufacturing facility. Inventory reductions and accrued income taxes payable expenses increases for 2002 contributed to the increase in cash provided from operations.

         At December 31, 2002, our average days sales outstanding was 48 days as compared to 44 days at December 31, 2001. The increase of our average days sales outstanding is primarily the result of a 24% increase in sales for the fourth quarter of 2002, compared to the fourth quarter of 2001. Average inventory turnover was 3.9 and 4.2 times for the years ended December 31, 2002 and 2001, respectively. The decrease in inventory turnover is primarily due to the continued slowdown in sales to our cable and wiring customers during 2002 as compared to 2001.

         Cash flows used in investing activities increased approximately $30,000 in 2002 to $304,000 as compared to approximately $274,000 in 2001. The increase in investing activities was primarily due to leasehold improvements of approximately $33,000 required due to the relocation of our Massachusetts facilities from Milford to Attleboro in April of 2002. The company has a capital expenditure budget of $625,000 for 2003. Cash flow used in financing activities was approximately $2,169,000 in 2002 as compared to cash flow used in 2001 of approximately $811,000. The cash flow was used to reduce the company's long-term loan from the Bank of Scotland and to fund a short term loan to Simclar.

         On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio, for Techdyne and Lytton. The financing included a $3,000,000 line of credit, expiring July 19, 2003, with an interest rate at LIBOR rate plus 1.5% for a one, three or six month period, at the company's election. The company elected the one-month interest period at 2.94% as of December 31, 2002. This line of credit had an outstanding balance of $1,500,000 at December 31, 2002. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan is priced at the LIBOR interest rate plus 1.5% for a one, three or six month period, at the company's election. The company elected the three-month interest period at 3.36% until January 24, 2003, after this date the rate is 2.85% until April 24, 2003. The term loan requires quarterly payments of $250,000 in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of approximately $6,000,000 at December 31, 2002. The company, based on discussions with Bank of Scotland, believes the $3,000,000 line of credit will be renewed through July 19, 2004. Should such renewal not occur, the company would have the adverse effect of repaying the line of credit and would seek alternative financing.

         All of the assets of Techdyne and Lytton collateralize the credit facilities. The credit facilities require affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $10,000,000 after December 31, 2002; $10,500,000 after June 30, 2003 and $11,000,000 after September 30, 2003; ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others include (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements,
(2) declaring or paying any dividends or making any other payments on our capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, any material change in any of our business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements.

         Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt. At December 31, 2002, we were in violation of the covenant requiring a ratio of consolidated trade receivables to consolidated net borrowings of .75 to 1.0. Although the Bank of Scotland has waived this default, there can be no assurance that defaults in these or other covenants will not occur in the future, nor can there be any assurance that our lender will waive future covenant violations. Management believes the company will be in compliance with its covenants in 2003. A default in the covenants would permit our lender to accelerate the maturity of our credit facilities and to sell the assets securing them, which would cause the company to cease operations and seek bankruptcy protection.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprises an eight-year term loan repayable in quarterly payments of (pound)8,594 ($12,470) in January, April, July and October of each year, with an interest rate of Bank of Scotland base rate plus 1.5% (effectively 5.4% at December 31, 2002). This term loan had an outstanding balance of (pound)240,624 ($347,692) at December 31, 2002. The proceeds from the credit facility were used to repay the 15-year mortgage loan of $371,000 as of September 30, 2001.

         We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at December 31, 2002:

                                      Total     Less than      1-3       4-5      Over 5
In thousands                         Amounts     1 Year       Years     Years      Years
                                    ------------------------------------------------------
Long-term debt                      $  6,388     $ 1,074     $ 2,128    $ 2,116    $ 1,070
Operating leases (non-cancelable)      2,546         451         848        742        505
Bank line of credit                    1,500       1,500          --         --         --
                                    ------------------------------------------------------
Total commitments                   $ 10,434     $ 3,025     $ 2,976    $ 2,858    $ 1,575
                                    ======================================================

Unused bank line of credit          $  1,500     $ 1,500     $    --    $    --    $    --
                                    ------------------------------------------------------
Total commitments                   $  1,500     $ 1,500     $    --    $    --    $    --
                                    ======================================================

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Under SFAS No. 146, an entity may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that an entity had previously recorded under EITF Issue 94-3. The company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The company does not expect the adoption of FIN 45 to have a material impact on its financial position or results of operations.

         In December 2002, the FASB issued SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. The company is currently evaluating the new pronouncement and has not yet determined what effect, if any, the adoption of SFAS No. 148 will have on its financial position and results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements"), which becomes effective for the company in June 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities ("VIE") in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements. The company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, allowances for inventory obsolescence, a valuation allowance for our deferred tax assets and determining the recoverability of our long-lived assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. As described in Note 1 to the consolidated financial statements, actual results may differ from the amounts estimated and recorded in such financial statements.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS--We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received.

         ALLOWANCE FOR INVENTORY OBSOLESCENCE--We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unusable in our manufacturing operations due to loss of a specific customer or a customer's product changes or discontinuations. Based on historical and projected sales information and our concentration of customers, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could cause our customers to cancel, reduce or reschedule orders. These changes could affect our inventory turn over; therefore, the allowance for inventory obsolescence is reviewed monthly and changes to the allowance are updated as new information is received.

         INCOME TAXES--Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

         LONG-LIVED ASSETS--We state our property and equipment at acquisition cost and compute depreciation by the straight-line method over estimated useful lives of the assets. Long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

         REVENUE RECOGNITION--Revenue is recognized upon delivery of a product based upon a customer's order where the selling price is fixed and our ability to collect is reasonably assured.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

         Important factors include changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which we operate, including, in particular, the impact of our nation's current war on terrorism could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form Report. Further, information on other factors that could affect the financial results of Techdyne, Inc. is included in Techdyne's other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Techdyne, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company is exposed to market risks from changes in interest rates and foreign currency exchange rates.

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which we had approximately $31,000 invested at December 31, 2002.

         Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $6,348,000 at December 31, 2002.

         We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our year-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our year-end variable rate debt would result in a negative impact of approximately $63,000 on our operations.

         Our exposure to market risks from foreign currency exchange rates is minimal due to the closing of Techdyne (Europe) in May 2001 and our transfer of all Techdyne (Europe) operating assets to Simclar in February 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the company, and the related notes, together with the reports of PricewaterhouseCoopers LLP dated March 27, 2003, and Wiss & Company, LLP dated March 9, 2001, are set forth at pages F-2 through F-23 attached hereto.

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

         During the two fiscal years ended December 31, 1999 and 2000 and the subsequent interim period to the date of September 19, 2001, there were no disagreements with Wiss & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, nor any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission. Additionally, the reports of Wiss & Company, LLP on the Company's financial statements for those same periods contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is included under the caption, "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS" in our Information Statement relating to our 2003 annual meeting of shareholders to be held on June 6, 2003, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is included under the caption, "EXECUTIVE COMPENSATION" in our Information Statement relating to our 2003 annual meeting of shareholders to be held on June 6, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is included under the caption, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION" in our Information Statement relating to our 2003 annual meeting of shareholders to be held on June 6, 2003, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the caption, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our Information Statement relating to our 2003 annual meeting of shareholders to be held on June 6, 2003, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         As of a date within 90 days of the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

         Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

                  (1) The following financial statements are filed as part of this Annual Report on Form 10-K:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of December 31, 2002 and 2001.

                  Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

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

10(ix) Sublease between the Company and United Consulting Group dated August 23, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999;
               Part IV, Item 14(a)(10)(xiv)).

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

10(xv) Minute of Agreement between Techdyne (Europe) Limited and Simclar International Limited, effective February 28, 2002 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10(xv))

16(i) Letter from Wiss & Company, LLP, dated September 28, 2001, addressed to the Securities and Exchange Commission (incorporated by reference to the Company's Current Report on Form 8-K/A dated September 19, 2001, Item 7, 16(a)).

21 Subsidiaries of the registrant (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 21)).

23.1     *     Consent of PricewaterhouseCoopers LLP.

23.2     *     Consent of Wiss & Company LLP.

24       *     Powers of Attorney

99.1     *     Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350.

99.2     *     Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350.

-----------------

*        Filed with this Report.

         (B)      REPORTS ON FORM 8-K.

                  None.

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

                                     TECHDYNE, INC.

Date: March 31, 2003                 By: /s/ Barry J. Pardon
                                         ---------------------------------------
                                         Barry J. Pardon, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                                 Title                                      Date
----                                                 -----                                      ----
Samuel Russell*                               Chairman of the Board of Directors          March 31, 2003
--------------------------------------        and Chief Executive Officer
Samuel Russell

/s/  Barry J. Pardon                          President and Director                      March 31, 2003
--------------------------------------        (principal executive officer)
Barry J. Pardon

John Ian Durie*                               Vice-President (Finance) and                March 31, 2003
--------------------------------------        Director
John Ian Durie

David L. Watts*                               Chief Financial Officer and                 March 31, 2003
--------------------------------------        Secretary
David L. Watts                                (principal financial and principal
                                              accounting officer)

James A. Clark*                               Director                                    March 31, 2003
--------------------------------------
James A. Clark

Christina M. J. Russell*                      Director                                    March 31, 2003
--------------------------------------
Christina Margaret Janet Russell

Thomas Foggo*                                 Director                                    March 31, 2003
--------------------------------------
Thomas Foggo

Kenneth Greenhalgh*                           Director                                    March 31, 2003
--------------------------------------
Kenneth Greenhalgh

*By: /s/  Barry J. Pardon
     ---------------------------------
     Barry J. Pardon, Attorney-in-Fact

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry J. Pardon, certify that:

         1. I have reviewed this annual report on Form 10-K of Techdyne, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003               /s/ Barry J. Pardon
                                       -----------------------------------------
                                       Barry J. Pardon
                                       President and Principal Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David L. Watts, certify that:

         1. I have reviewed this annual report on Form 10-K of Techdyne, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                       /s/ David L. Watts
                                           -------------------------------------
                                           David L. Watts
                                           Chief Financial Officer and Secretary

                         TECHDYNE, INC. AND SUBSIDIARIES

                      FORM 10-K--ITEM 15(a)(1), (2) AND (3)

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Techdyne, Inc. and subsidiaries are included in Item 8:

                                                                                        Page
                                                                                        ----
         Consolidated Balance Sheets - December 31, 2002 and 2001.                       F-4

         Consolidated Statements of Operations - Years ended December 31, 2002,
             2001, and 2000.                                                             F-6

         Consolidated Statements of Stockholders' Equity - Years ended
             December 31, 2002, 2001 and 2000.                                           F-7

         Consolidated Statements of Cash Flows - Years ended December 31, 2002,
             2001, and 2000.                                                             F-8

         Notes to Consolidated Financial Statements                                      F-9

The following financial statement schedule of Techdyne, Inc. and subsidiaries is included in Item 15(a)(2):

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

                         TECHDYNE, INC. AND SUBSIDIARIES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Techdyne, Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Techdyne, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PRICEWATERHOUSECOOPERS LLP

March 27, 2003
Dayton, Ohio

                         TECHDYNE, INC. AND SUBSIDIARIES

Shareholders and Board of Directors
Techdyne, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Techdyne, Inc. and subsidiaries as of December 31, 2000, and the related consolidated for each of the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Techdyne, Inc. and subsidiaries for the year ended December 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ WISS & COMPANY LLP

March 9, 2001
Livingston, New Jersey

                         TECHDYNE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                December 31,     December 31,
                                                                                    2002             2001
                                                                                ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 1,536,965      $ 1,021,112
  Accounts receivable, less allowances of $244,000 and $220,000
    at December 31, 2002 and 2001, respectively                                   4,473,938        4,464,553
  Amounts receivable from major stockholder, net                                  1,944,669               --
  Inventories, less allowances for obsolescence of $1,115,000 and $959,000
    at December 31, 2002 and 2001, respectively                                   7,431,382        8,241,680
  Prepaid expenses and other current assets                                          92,637          184,475
  Deferred income taxes                                                             709,400          403,000
                                                                                -----------      -----------
       Total current assets                                                      16,188,991       14,314,820
                                                                                -----------      -----------
Property and equipment:
  Land and improvements                                                             174,120          174,120
  Buildings and building improvements                                               672,359          672,359
  Machinery, computer and office equipment                                        6,417,050        7,370,178
  Tools and dies                                                                    259,453          402,796
  Leasehold improvements                                                            679,183          545,162
                                                                                -----------      -----------
                                                                                  8,202,165        9,164,615
  Less accumulated depreciation and amortization                                  5,186,660        5,247,725
                                                                                -----------      -----------
                                                                                  3,015,505        3,916,890
Deferred expenses and other assets, net                                               8,692           21,909
Goodwill                                                                          2,954,995        2,954,995
                                                                                -----------      -----------
                                                                                $22,168,183      $21,208,614
                                                                                ===========      ===========

                 See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,       December 31,
                                                                                   2002               2001
                                                                              ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Line of credit                                                              $  1,500,000       $    881,184
  Accounts payable                                                               2,188,700          2,080,102
  Amounts payable to major stockholder, net                                             --            563,455
  Accrued expenses                                                               1,408,973            851,558
  Current portion of long-term debt                                              1,073,429          1,079,578
                                                                              ------------       ------------
    Total current liabilities                                                    6,171,102          5,455,877
                                                                              ------------       ------------
Long-term debt                                                                   5,314,753          6,370,844
                                                                              ------------       ------------
Deferred income taxes                                                              310,800            403,000
                                                                              ------------       ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and
    outstanding 6,556,990 shares at December 31, 2002 and 2001                      65,570             65,570
  Capital in excess of par value                                                11,592,995         11,592,995
  Accumulated deficit                                                             (854,863)        (2,244,972)
  Accumulated other comprehensive loss                                            (224,349)          (226,875)
  Notes receivable from options exercised                                         (207,825)          (207,825)
                                                                              ------------       ------------
    Total stockholders' equity                                                  10,371,528          8,978,893
                                                                              ------------       ------------
                                                                              $ 22,168,183       $ 21,208,614
                                                                              ============       ============

                 See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31,
                                                         -------------------------------------------------
                                                             2002              2001               2000
                                                         ------------      ------------       ------------
Revenues:
  Sales                                                  $ 33,691,582      $ 36,825,274       $ 52,712,819
  Interest and other income                                    28,342           217,000             53,693
                                                         ------------      ------------       ------------
                                                           33,719,924        37,042,274         52,766,512
                                                         ------------      ------------       ------------

Cost and expenses:
  Cost of goods sold                                       29,020,458        34,436,950         46,510,042
  Selling, general and administrative expenses              2,897,101         3,940,055          4,761,240
  Stock option note writeoff and bonus compensation                --           304,000                 --
  Shutdown of Scotland manufacturing operations                    --           330,000                 --
  Interest expense                                            288,869           591,326            839,660
                                                         ------------      ------------       ------------
                                                           32,206,428        39,602,331         52,110,942
                                                         ------------      ------------       ------------
Income (loss) before income taxes                           1,513,496        (2,560,057)           655,570

Income tax provision                                          123,387           245,497             90,543
                                                         ------------      ------------       ------------
    Net income (loss)                                    $  1,390,109      $ (2,805,554)      $    565,027
                                                         ============      ============       ============

Earnings (loss) per share:
  Basic                                                  $       0.21      $      (0.43)      $       0.09
                                                         ============      ============       ============
  Diluted                                                $       0.21      $      (0.43)      $       0.09
                                                         ============      ============       ============

                 See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDES' EQUITY

                                                                                               Accumulated     Notes
                                                       Capital in                  Retained       Other      Receivable
                                              Common   Excess of   Comprehensive   Earnings   Comprehensive    Stock
                                              Stock    Par Value       Income      (Deficit)   Income (Loss)   Options       Total
                                             ---------------------------------------------------------------------------------------
Balance at January 1, 2000                   $ 64,520 $ 11,371,503               $     (4,445) $ (102,766) $ (163,350) $ 11,165,462
Comprehensive income:
  Net income                                                            565,027       565,027
  Other comprehensive loss:
    Foreign currency translation adjustments                           (119,559)                 (119,559)
                                                                     ----------
      Comprehensive income                                           $  445,468                                             445,468
                                                                     ==========
Exercise of stock options                       1,450      252,300                                           (252,300)        1,450
Repurchase of 40,000 shares                      (400)     (30,808)                                                         (30,208)
                                             -------- ------------               ------------- ----------  ----------  ------------
Balance at December 31, 2000                   65,570   11,592,995                    560,582    (222,325)   (415,650)   11,581,172
Comprehensive income:
  Net income                                                          (2,805,554)  (2,805,554)
  Other comprehensive loss:
    Foreign currency translation adjustments                              (4,550)                  (4,550)
                                                                     ----------
      Comprehensive income                                           $(2,810,104)        --                              (2,810,104)
                                                                     ==========
Forgiveness of stock option notes                                                                             207,825       207,825
                                             -------- ------------               ------------- ----------  ----------  ------------
Balance at December 31, 2001                 $ 65,570 $ 11,592,995               $ (2,244,972) $ (226,875) $ (207,825) $  8,978,893
Comprehensive income:
  Net income                                                           1,390,109    1,390,109
  Other comprehensive loss:
    Foreign currency translation adjustments                               2,526                    2,526
                                                                     ----------
      Comprehensive income                                             1,392,635        --                             $  1,392,635
                                             -------- ------------   ==========  ------------  ----------  ----------  -------------
Balance at December 31, 2002                 $ 65,570 $ 11,592,995               $   (854,863) $ (224,349) $ (207,825) $ 10,371,528
                    === ====                 ======== ============               ============  ==========  ==========  ============

                 See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                   -----------------------------------------------
                                                                       2002              2001              2000
Operating activities:
  Net income (loss)                                                $ 1,390,109       $(2,805,554)      $   565,027
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation                                                     806,397         1,234,035         1,261,455
      Amortization                                                     134,627           260,913           178,019
      Deferred expenses and other assets                                13,217            19,284            16,296
      Provision for uncollectible accounts                              24,284           104,000            25,000
      Provision for inventory obsolescence                             340,088           698,581           421,888
      Deferred income taxes                                           (398,600)          245,497            14,400
      Recognition of deferred gain on sale of property                      --          (161,047)               --
      Forgiveness of notes receivable from stock options                    --           207,825                --
      Consultant stock option expense                                       --                --            23,448
      Changes relating to operating activities from:
        Accounts receivable                                           (554,611)        3,283,373           131,756
        Inventories                                                    470,210         1,242,873        (1,155,456)
        Prepaid expenses and other current assets                       86,494           517,032          (334,999)
        Accounts payable                                               108,598        (2,168,648)         (782,886)
        Accrued expenses                                                45,324          (974,988)          183,452
        Income taxes payable                                           519,619           (99,433)          (28,239)
                                                                   -----------       -----------       -----------
          Net cash provided by operating activities                  2,985,756         1,603,743           519,161
                                                                   -----------       -----------       -----------
Investing activities:
  Subsidiary acquisition payments                                           --                --          (395,806)
  Additions to property and equipment, net of minor disposals         (303,881)         (273,729)         (950,213)
                                                                   -----------       -----------       -----------
          Net cash used in investing activities                       (303,881)         (273,729)       (1,346,019)
                                                                   -----------       -----------       -----------
Financing activities:
  Line of credit payments                                             (881,184)       (7,486,249)               --
  Line of credit borrowings                                          1,500,000         1,697,934         1,562,445
  Exercise of stock options                                                 --                --             1,450
  Proceeds from long-term bank borrowings                               21,525         7,399,025           150,000
  Payments on long-term bank borrowings                             (1,083,765)       (2,486,441)         (561,534)
  Amounts payable to major shareholder, net                         (1,725,124)          563,455                --
  Decrease in advances from parent                                          --          (498,900)              585
  Repurchase of stock                                                       --                --           (31,208)
                                                                   -----------       -----------       -----------
          Net cash (used in) provided by financing activities       (2,168,548)         (811,176)        1,121,738
Effect of exchange rate fluctuations on cash                             2,526            (4,550)           21,601
                                                                   -----------       -----------       -----------
Increase in cash and cash equivalents                                  515,853           514,288           316,481
Cash and cash equivalents at beginning of period                     1,021,112           506,824           190,343
                                                                   -----------       -----------       -----------
Cash and cash equivalents at end of period                         $ 1,536,965       $ 1,021,112       $   506,824
                                                                   ===========       ===========       ===========


                 See notes to consolidated financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 72.4% owned subsidiary of Simclar Group Limited ("Simclar"), which purchased an initial 71.3% interest of the company from its former parent, Medicore, Inc. ("Medicore"), on June 27, 2001. See Notes 6, 7 and 12.

BUSINESS

         The company operates in one business segment, the manufacture of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries.

CASH AND CASH EQUIVALENTS

         The company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair values. The credit risk associated with cash and cash equivalents is considered low due to the high quality of the financial institutions in which the assets are invested.

INVENTORIES

         Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable-manufacturing overhead.

PROPERTY AND EQUIPMENT

         Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are generally 25 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment; 3 to 10 years for tools and dies; and 5 to 15 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized.

LONG-LIVED ASSET IMPAIRMENT

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used. See Note 13.

DEFERRED EXPENSES

         Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans. Accumulated amortization amounted to $11,304 and $9,699 at December 31, 2002 and 2001, respectively.

GOODWILL

          The company adopted SFAS No.142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment. In connection with the adoption of SFAS No. 142, the company completed the first step of the transitional goodwill impairment, which requires the company to compare the fair value of its reporting unit to the carrying value of the net assets of the reporting unit as of January 1, 2002. Based on this analysis, the company has concluded that no impairment existed at the time of adoption, and, accordingly, the company has not recognized any transitional impairment loss.


                                                   Year Ended December 31,
                                                2002         2001        2000
                                            ------------------------------------
Reported net income (loss)                  $ 1,390,109  $ (2,805,554) $ 565,027
Goodwill amortization, net of income taxes           --       146,640    142,209
                                            -----------  ------------  ---------
Adjusted net Income (loss)                  $ 1,309,109  $ (2,658,914) $ 707,236
                                            ===========  ============  =========


INCOME TAXES

         Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

STOCK-BASED COMPENSATION

         The company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS No, 148, permits a company to elect to follow the accounting provisions of APB 25 rather than the alternative fair value accounting provided under SFAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25.

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information for options issued is as follows:

                                             Year Ended December 31,
                                    ----------------------------------------
                                        2002           2001            2000
                                    ----------------------------------------
Pro forma net income (loss)         $ 1,390,109    $ (2,085,554)   $ 557,000
                                    ===========    ============    =========

Pro forma earnings  per share:
  Basic                             $      0.21    $      (0.43)   $    0.09
                                    ===========    ============    =========

  Diluted                           $      0.21    $      (0.43)   $    0.09
                                    ===========    ============    =========

EARNINGS PER SHARE

Diluted earnings (losses) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price, The company has various stock options; however, only those options which were dilutive during the periods being reported on have been included in the earnings per share computations.

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                Year Ended December 31,
                                                         --------------------------------------
                                                            2002          2001          2000
                                                         --------------------------------------
Net income (loss) - numerator basic computation        $ 1,390,109  $ (2,805,554)  $    565,027
                                                       ===========  ============   ============

Weighted average shares - denominator basic computation   6,556,990     6,556,990     6,575,200
Effect of dilutive securities:
  Stock options                                                  --            --        24,256
Weighted average shares, as adjusted - denominator        6,556,990     6,556,990     6,599,456
                                                       ===========   ===========   ============

Earnings (loss) per share:
  Basic                                                 $      0.21  $      (0.43)  $      0.09
  Diluted                                               $      0.21  $      (0.43)  $      0.09
                                                        ===========  ============   ===========

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Estimated Fair Value of Financial Instruments

         The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, or in the case of debt, because such instruments bear variable interest rates which approximate market.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

         Revenue is recognized upon delivery of a product based upon a customer's order where the selling price is fixed and the ability to collect is reasonably assured.

Shipping Costs

         Shipping costs related to the transportation of products sold to customers are charged to cost of goods sold.

Foreign Operations

         The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with SFAS Statement No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of accumulated other comprehensive income included in stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in the results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time the transactions are recorded and the balance sheet date.

Comprehensive Income

         The company follows SFAS No. 130, "Reporting Comprehensive Income" which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity.

New Pronouncements

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The company does

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

         In June 2002, the FASB issued SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Under SFAS No. 146, an entity may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that an entity had previously recorded under EITF Issue 94-3. The company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The company does not expect the adoption of FIN 45 to have a material impact on its financial position or results of operations.

         In December 2002, the FASB issued SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. The company is currently evaluating the new pronouncement and has not yet determined what effect, if any, the adoption of SFAS No. 148 will have on its financial position and results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements"), which becomes effective for the company in June 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities ("VIE") in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements. The company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--INVENTORIES

Inventories are comprised of the following:

                                 December 31,       December 31,
                                     2002              2001
                                 -------------------------------
Finished goods                   $    703,754      $   584,397
Work in process                     1,359,595        1,216,328
Raw materials and supplies          5,368,033        6,440,955
                                 --------------------------------
                                 $  7,431,382      $  8,241,680
                                 ================================

NOTE 3--ACCRUED EXPENSES

Accrued expenses are comprised of the following:

                                December 31,      December 31,
                                    2002              2001
                                -------------------------------
Accrued Compensation            $   413,821      $     319,682
Income Taxes                        519,619                 --
Other                               475,533            531,876
                                -------------------------------
                                $ 1,408,973      $     851,558
                                ===============================

NOTE 4--LONG-TERM DEBT

         On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio for Techdyne and Lytton. The financing included a $3,000,000 line of credit, expiring July 19, 2003, with an interest rate at LIBOR rate plus 1.5% for a one, three or six month period, at the company's election. The company elected the three-month interest period at 3.36% until January 24, 2003, after this date the rate is 2.85% until April 24, 2003. This line of credit had an outstanding balance of $1,500,000 at December 31, 2002. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of $6,000,000 at December 31, 2002.

         The credit facilities are collateralized by all the assets of the company, excluding Techdyne (Europe), and require affirmative and negative covenants be maintained by the company. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $10,000,000 after December 31, 2002, $10,500,000 after June 30, 2003 and
$11,000,000 after September 30, 2003; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, include (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--LONG-TERM DEBT--CONTINUED

indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, any material change in any of our business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements. At December 31, 2002, the company was not in compliance with respect to the terms of the credit facilities as a result of not meeting the ratio between consolidated trade receivables to consolidated net borrowings of not less than ..75 to 1. In March 2003, the company obtained a waiver of the non-compliance.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprises an eight-year term loan repayable in quarterly payments of (pound)8,594 ($13,788) due in January, April, July and October of each year, with an interest rate of Bank of Scotland base rate plus 1.5% (effectively 5.4% at December 31, 2002). This term loan had an outstanding balance of $347,692 at December 31, 2002. The proceeds from the credit facility were used to repay the 15-year mortgage loan of $371,000 as of September 30, 2001.

Long-term debt is as follows:                                          December 31,
                                                                       ------------
                                                                     2002            2001
                                                                 ---------------------------
Term loan                                                        $ 6,000,000     $ 7,000,000
Term loan                                                            347,692         399,025
Equipment loan requiring monthly payments of $4,298 including
interest at 5.5% and maturing in April 2002.                              --          16,996
Other                                                                 40,490          34,401
                                                                 -----------     -----------
                                                                 $ 6,388,182     $ 7,450,422
Less current portion                                               1,073,429       1,079,578
                                                                 -----------     -----------
                                                                 $ 5,314,753     $ 6,370,844
                                                                 ===========     ===========

The base rate was 4.25% and 4.75% as of December 31, 2002 and 2001, respectively.

         Scheduled maturities of long-term debt outstanding at December 31, 2002 are approximately: 2003---$1,073,000; 2004---$1,068,000; 2005---$1,060,000;
2006---$1,060,000; 2007---$1,056,000; thereafter---$1,071,000. Interest payments on all of the above debt amounted to approximately $294,000, $600,000 and $784,000 in 2002, 2001 and 2000, respectively.

NOTE 5--INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance of $587, 000 at December 31, 2001 was recognized to offset the deferred tax assets.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--INCOME TAXES--CONTINUED

Significant components of the company's deferred tax liabilities and assets are as follows:

                                                          December 31,
                                                  ---------------------------
                                                     2002             2001
                                                  ---------------------------
Deferred tax liabilities:
  Depreciation and amortization                   $ 310,800         $ 403,000
                                                  ---------------------------
             Total deferred tax liabilities         310,800           403,000
                                                  ===========================
Deferred tax assets:
  Inventory obsolescence                            435,500           374,000
  Cost capitalized in ending inventory              114,100           120,000
  Accrued expenses                                   64,300            50,000
  Other                                              95,500            78,000
  Net operating loss carryforwards                       --           368,000
                                                  ---------------------------
             Total deferred tax assets              709,400           990,000
Valuation allowance for deferred tax assets              --          (587,000)
                                                  ---------------------------
  Net deferred tax assets                           709,400           403,000
                                                  ---------------------------
   Net deferred tax asset                         $ 398,600         $      --
                                                  ===========================

A valuation allowance was provided to offset the deferred tax asset recorded at December 31, 2001 as management believed that it was more likely than not, based on the weight of the available evidence, this portion of the deferred tax asset would not be realized. In 2002, the company generated taxable income in excess of the net operating loss carryforwards and accordingly, reversed the valuation allowance. At December 31, 2002, management believes it is more likely than not, based on the weight of available evidence, the deferred tax assets will be realized.

For financial reporting purposes, income (loss) before income taxes includes the following components:

                                               Year Ended December 31,
                                    ----------------------------------------
                                        2002           2001           2000
                                    -----------------------------------------
United States income (loss)         $ 1,538,928    $ (1,651,423)   $  983,848
Foreign loss                            (25,432)       (908,634)     (328,278)
                                    -----------------------------------------
                                    $ 1,513,496    $ (2,560,057)   $  655,570
                                    =========================================

Significant components of the provision (benefit) for income taxes are as follows:

                       Year Ended December 31,
               --------------------------------------
                  2002          2001           2000
               --------------------------------------
Current:
  Federal      $ 398,600      $      --      $ 20,000
  State          123,387             --        60,600
               ---------      ---------      --------
                 521,987             --        80,600
               ---------      ---------      --------
Deferred
  Federal       (347,500)       214,023       (18,489)
  State          (51,100)        31,474        28,432
               ---------      ---------      --------
                (398,600)       245,497         9,943
               ---------      ---------      --------
               $ 123,387      $ 245,497      $ 90,543
               =========      =========      ========

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--INCOME TAXES--CONTINUED

Techdyne (Europe) files separate income tax returns in the United Kingdom.

         The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense (benefit) is:

                                                                       Year Ended December 31,
                                                               ------------------------------------
                                                                  2002          2001       2000
                                                               ------------------------------------
Statutory tax rate (34%) applied to income before
  income taxes                                                 $ 514,589    $(870,419)   $  222,894
Increases (reduction) in taxes resulting from:
  State income taxes expense (benefit) net
    of federal income tax effect                                  81,444      (75,256)       53,196
  Tax rate differential relating to tax benefit of foreign
    operating loss                                                 8,647      308,936       111,615
  Reversal of deferred income taxes                                   --      245,497            --
  Non deductible items                                             7,132       57,966         9,592
  Change in deferred tax valuation allowance                    (587,000)     587,000      (303,000)
  Other                                                           98,575       (8,227)       (3,754)
                                                                  ---------------------------------
                                                               $ 123,387    $ 245,497    $   90,543
                                                                  =================================

         Undistributed earnings of the company's foreign subsidiary amounted to approximately $456,000 and $481,000 at December 31, 2002 and 2001, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $23,000 and $24,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2002 and 2001, respectively.

         Income tax payments were approximately $28,000, $130,000 and $368,000 in 2002, 2001 and 2000, respectively

NOTE 6--TRANSACTIONS WITH SIMCLAR AND MEDICORE

         The company's parent, Simclar, provides certain financial and administrative services to the company under a service agreement. The amount of expenses covered under the service agreement totaled $336,000 and $154,000 in 2002 and 2001, respectively. Subsequent to Medicore's sale of its majority ownership interest to Simclar on June 27, 2001, Medicore continued to provide certain financial and administrative services to the company under a service agreement through July 15, 2001, the effective date of cancellation of the agreement. The amount of expenses allocated by former parent Medicore under the service agreement totaled $195,000 and $360,000 in 2001 and 2000, respectively.

         On March 27, 1990, the company sold real property to Medicore. The gain on the sale of approximately $161,000, which was deferred due to the relationship of the parties, was recognized in 2001, in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate" as a result of Medicore's sale of its interest in the company to Simclar. The premises are leased from Medicore under a 10-year net operating lease expiring August 31, 2010, at an annual rental of $120,000 plus applicable taxes.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--TRANSACTIONS WITH SIMCLAR AND MEDICORE--CONTINUED

         In May 2001, Techdyne (Europe) entered into a management agreement with Simclar pursuant to which Simclar will manufacture products for Techdyne (Europe) and assist in management coordination. These expenses were approximately $241,000 and $1,103,000 in 2002 and 2001, respectively. This agreement was terminated on February 28, 2002 (See Note 13). The company has a net receivable due from its parent, Simclar, of approximately $1,945,000 at December 31, 2002 and a net payable due to Simclar, of approximately $563,000 at December 31, 2001. The company manufactured certain products for the parent, Simclar, during 2001. Sales of the products were $190,000 in 2001.

NOTE 7--RELATED PARTY TRANSACTIONS

         For the years ended December 31, 2001 and 2000, respectively, the company paid premiums of approximately $434,000 and $588,000, for insurance through a former director and stockholder, and the relative of a former director and stockholder.

         For the years ended December 31, 2001and 2000, respectively, legal fees of $44,000 and $52,000 were paid to an officer of the former parent, Medicore, who acted as general counsel for the company prior to its acquisition by Simclar.

         Subcontract manufacturing is performed for the company by a company whose President and shareholder is a former director of the company. Subcontract manufacturing purchases from this company amounted to approximately $1,486,000, $1,503,000 and $2,302,000 in 2002, 2001 and 2000, respectively.

         The company leases one of its operating facilities from an entity which is owned by Lytton's former owner and former President. The operating lease, which expires July 31, 2007, requires annual lease payments of approximately $241,000 adjusted each year based on the Consumer Price Index, and contains renewal option for a period of five years at the then fair market rental value.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commitments

         The company leases several facilities which expire at various dates through 2010 with renewal options for a period of five years at the then fair market rental value. The company's aggregate lease commitments at December 31, 2002, are approximately: 2003--$451,000, 2004---$431,000, 2005---$417,000,
2006---$418,000 and 2007---$325,000. Total rent expense was approximately $556,000, $669,000 and $818,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

         The company sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees, excluding Techdyne (Europe). The discretionary profit sharing and matching expense amounted to approximately $57,000, $64,000 and $80,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

         The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company's financial position.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--STOCK OPTIONS

         On February 27, 1995 the company granted non-qualified stock options, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the company granted a non-qualified stock option for 10,000 shares which vested immediately, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The company received cash payment of the par value and the balance in three-year promissory notes totaling $207,825 presented in the stockholders' equity section of the balance sheet, with interest at 6.19%. The notes, which are due in February 2003, were not repaid and, as a result, the related interest receivable was written off in 2002. The related shares will be cancelled in 2003.

         In June 1997, the company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, with 320,000 of these options outstanding at December 31, 2001. On June 30, 1999, the company granted 52,000 options exercisable for three years through September 29, 2002 at $4.00 per share with 10,000 options outstanding at December 31, 2001. On August 25, 1999, the company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at December 31, 2001. On December 15, 1999 the company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 8,000 options outstanding at December 31, 2001. On May 24, 2000, the company granted 3,000 options exercisable for three years through May 23, 2003 at $4.00 per share, the options terminated when the employee terminated his employment with the company. On October16, 2000, the company granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002, but based on the change in control of the company, all options vested on June 27, 2001, and 30,000 options were redeemed for $4,200.

         The company entered into a consulting agreement on July 1, 1999 for financial advisory services which ended on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of the company's common stock exercisable at $3.50 per share that expired on September 15, 2000. These options were valued at $40,000 resulting in approximately $23,000 expense during 2000.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--STOCK OPTIONS--CONTINUED

         A summary of the company's stock option activity, for the years ended December 31, follows:

                                                   2002                      2001                         2000
                                      ------------------------------------------------------------------------------------
                                                    Weighted-                   Weighted-                    Weighted-
                                                     Average                     Average                      Average
                                       Options    Exercise Price   Options    Exercise Price    Options    Exercise Price
                                      ---------   --------------  ---------   --------------   ---------   --------------
Outstanding-beginning of year           411,000      $  3.12        460,250       $   2.02       688,250       $  2.06
Granted                                       0                           0                       93,000          1.75
Exercised                                     0                           0                     (145,000)         3.57
Expired                                (351,000)                    (49,250)                    (176,000)
                                      ---------                   ---------                    ---------
Outstanding-end of year                  60,000                     411,000                      460,250
                                      =========                   =========                    =========
Outstanding and exercisable
  at end of year
June 1997 options                             0      $    --        320,000       $   3.25       325,000       $  3.25
May 1998 options                              0                           0                        6,250          4.25
June, August and December 1999
  options, and May 2000 options               0           --         31,000           4.00        39,000          4.00
October 2000 options                     60,000         2.00         60,000           2.00        90,000          2.00
                                      ---------                   ---------                    ---------
                                         60,000                     411,000                      460,250
                                      =========                   =========                    =========
Weighted-average fair value of
  options granted during the year     $      --                   $      --                    $    0.44
                                      =========                   =========                    =========

         The remaining average contractual life at December 31, 2002 is ten months for the October 2000 options. All other options expired without being exercised.

         In June 2001, in connection with the sale to Simclar, the company forgave stock option notes and related accrued interest totaling $207,825 from certain current and former officers and directors of the company. See Note 1.

NOTE 10--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes certain quarterly operating data:

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)--CONTINUED


                                  Year Ended December 31, 2002        Year Ended December 31, 2001
                               -------------------------------------------------------------------------
                               March 31  June 30  Sept 30  Dec 31   March 31  June 30   Sept 30  Dec 31
                               -------------------------------------------------------------------------
                                                         (In thousands except per share data)
Net Sales                       $ 7,430  $ 8,085  $ 9,311  $ 8,866  $ 13,244  $ 9,312   $ 7,128  $ 7,138
Gross Profit                      1,003    1,021    1,329    1,319     1,468      322       413      125
Net Income (loss)                   241      222      540      387         1   (1,168)     (664)    (974)
Earnings (loss) per share:
  Basic                         $  0.04  $  0.03  $  0.08  $  0.06  $     --  $ (0.18)  $ (0.10) $ (0.11)
  Diluted                       $  0.04  $  0.03  $  0.08  $  0.06  $     --  $ (0.18)  $ (0.10) $ (0.11)

         Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

         In 2001, the company recognized $529,000 in the second quarter; $77,000 in the third quarter and $28,000 in the fourth quarter for non-recurring costs related to stock option note write-off and bonus compensation and to the shutdown of the Techdyne (Europe) manufacturing operations.

         The company recorded an adjustment to the valuation allowance relating to its deferred tax assets of approximately $(587,000) during fourth quarter of 2002; $521,000 during the fourth quarter of 2001; $66,000 during the third quarter of 2001; $303,000 during the fourth quarter of 2000.

NOTE 11--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMERS

Summarized financial information for the company's one reportable segment is shown in the following table.

                                         Year Ended December 31,
                              ----------------------------------------------
Geographic Area Sales              2002            2001            2000
---------------------         ----------------------------------------------
United States                 $ 33,458,570     $ 34,539,558     $ 47,843,141
Europe(1)                          233,012        2,285,716        4,869,678
                              ----------------------------------------------
                              $ 33,691,582     $ 36,825,274     $ 52,712,819
                              ==============================================

(1)  Techdyne (Europe) sales are primarily to customers in the United Kingdom.

GEOGRAPHIC AREA PROPERTY,
 PLANT AND EQUIPMENT (NET)         2002            2001            2000
--------------------------    ----------------------------------------------
United States                 $  2,361,984     $  2,999,125     $  3,918,081
Europe                             653,521          917,765        1,073,388
                              ----------------------------------------------
                              $  3,015,505     $  3,916,890     $  4,991,469
                              ==============================================

Sales to major customers are as follows:

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)--CONTINUED

                                           Year Ended December 31,
                                 --------------------------------------------
                                       2002           2001           2000
                                 --------------------------------------------
Major Customers
ITW                              $ 12,078,000     $ 9,705,000    $ 10,196,000
Alcatel (1)                                --              --       6,179,000
Trilithic (1)                              --              --       6,177,000

(1)      Less than 10% of sales for 2002 and 2001

A majority of the company's sales are to certain significant customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the company's operations if such sales were not replaced.

NOTE 12--SALE OF INTEREST

         On April 6, 2001, the company's former parent, Medicore, Inc., entered into an Agreement for Sale and Purchase of Shares with Simclar Group Limited ("Simclar"), a private United Kingdom company, and the company, pursuant to which Medicore agreed to sell its 71.3% interest in the company's common stock to Simclar. The sale was subject to Medicore shareholder approval, which was obtained on June 27, 2001, on which date the sale closed.

NOTE 13 - CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

         As a result of continuing operating losses, in April 2001 the company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe). In May 2001, Techdyne (Europe) entered into a management agreement with Simclar pursuant to which Simclar will manufacture products for Techdyne (Europe) and assist in management coordination. The company initially incurred a cost of approximately $225,000, primarily for severance benefits associated with 79 employees who were terminated during the second quarter of 2001 a result of this decision. During the remainder of 2001, Techdyne (Europe) continued operations with approximately two employees (one as of December 31, 2001).

         With the cessation of the manufacturing operations, the company made the land and building available for sale during the third quarter of 2001. In connection with this process, the company recorded an adjustment of $77,000 based upon market information obtained from an unrelated third party during the third quarter of 2001 to adjust the land and building to its estimated fair value. During the fourth quarter, the company recorded an additional $28,000. Included in property and equipment at December 31, 2002 are assets held for sale, net of accumulated depreciation, in Scotland totaling approximately $654,000.

         As of February 28, 2002 all remaining net assets and the remaining employee, except the building and land, were transferred to Simclar at net book value on that date. These net assets consisted principally of cash, receivables, payables and equipment. The management agreement with Simclar was also cancelled.

                         TECHDYNE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            A.     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------
Techdyne, Inc. and Subsidiaries
December 31, 2002
-----------------------------------------------------------------------------------------------------------------

COL. A                                         COL. B             COL. C              COL. D            COL. E
-----------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                              Balance at       (Deductions)         Other Changes       Balance
                                              Beginning     Charged (Credited)to     Add (Deduct)      at End of
Classification                               of Period      Costs and Expenses        Describe         Period
----------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts         $   220,000        $    24,000          $          0 (1)   $   244,000
Reserve for inventory obsolescence               959,000            380,000              (224,000)(2)     1,115,000
Valuation allowance for defered tax asset              0           (587,000)              587,000                 0
                                             -----------        -----------          ------------       -----------
                                             $ 1,179,000        $  (183,000)         $    363,000       $ 1,359,000
                                             ===========        -----------          ============       ===========
YEAR ENDED DECEMBER 31, 2001:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts         $   120,000        $   104,000          $     (4,000)(1)   $   220,000
Reserve for inventory obsolescence               783,000            699,000              (523,000)(2)       959,000
Valuation allowance for defered tax asset              0            587,000              (587,000)                0
                                             -----------        -----------          ------------       -----------
                                             $   903,000        $ 1,390,000          $ (1,114,000)      $ 1,179,000
                                             ===========        ===========          ============       ===========
YEAR ENDED DECEMBER 31, 2000:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts         $    67,000        $    25,000          $     28,000 (1)   $   120,000
Reserve for inventory obsolescence               709,000            422,000              (348,000)(2)       783,000
Valuation allowance for defered tax asset        303,000           (303,000)                    0                 0
                                             -----------        -----------          ------------       -----------
                                             $ 1,079,000        $   144,000          $   (320,000)      $   903,000
                                             ===========        ===========          ============       ===========

(1) Uncollectible accounts written off, net of recoveries
(2) Net write-offs against inventory reserves