Form 10-Q
period 2003-03-31
TECHDYNE INC
filed 2003-05-15
CIK 764039

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-14659
                       -------

                                 TECHDYNE, INC.
          -----------------------------------------------------------
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

                                 NOT APPLICABLE
       -------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] or No [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]   No [X]


Common Stock Outstanding

         Common Stock, $.01 par value -- 6,435,345 shares as of  May 14, 2003

                         TECHDYNE, INC. AND SUBSIDIARIES
                         -------------------------------

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I  --  FINANCIAL INFORMATION
------      ---------------------

         The Consolidated Statements of Operations (Unaudited) for
the three months ended March 31, 2003 and March 31, 2002 include
the accounts of the Registrant and its subsidiaries. ....................      3

Item 1.  Financial Statements
-------  --------------------

         1)  Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
             and December 31, 2002. .....................................    3-4

         2)  Consolidated Statements of Operations for the three months
             ended March 31, 2003 and March 31, 2002. (Unaudited)........      5

         3)  Consolidated Statements of Cash Flows for the three months
             ended March 31, 2003 and March 31, 2002. (Unaudited)........      6

         4)  Notes to Consolidated Financial Statements as of
             March 31, 2003. (Unaudited).................................   7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations.......................................     12
         -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......     16
-------  ----------------------------------------------------------

Item 4.  Controls and Procedures.........................................     17
-------  -----------------------

PART II -- OTHER INFORMATION.............................................     18
-------    -----------------

Item 6.  Exhibits and Reports on Form 8-K................................     18
-------  --------------------------------

         Signatures......................................................     18
         ----------

         Certifications of Chief Executive Officer and
         ----------------------------------------------
         Chief Financial Officer.........................................  19-20
         -----------------------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                         TECHDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,          December 31,
                                                                                           2003                2002(a)
                                                                                        ---------------------------------
ASSETS                                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                                             $ 1,889,124          $ 1,536,965
  Accounts receivable, less allowances of $244,000 at March 31 and December 31            4,169,333            4,473,938
  Amounts receivable from major stockholder, net                                          1,849,591            1,944,669
  Inventories, less allowances for obsolescence of $1,023,000 at March 31
    and $1,115,000 at December 31                                                         7,331,111            7,431,382
  Prepaid expenses and other current assets                                                 801,880              802,037
                                                                                        --------------------------------
             Total current assets                                                        16,041,039           16,188,991
                                                                                        --------------------------------
Property and equipment (Note 6):
  Land and improvements                                                                     174,120              174,120
  Buildings and building improvements                                                       672,359              672,359
  Machinery, computer and office equipment                                                6,448,640            6,417,050
  Tools and dies                                                                            260,203              259,453
  Leasehold improvements                                                                    683,684              679,183
                                                                                        --------------------------------
                                                                                          8,239,006            8,202,165
  Less accumulated depreciation and amortization                                          5,375,932            5,186,660
                                                                                        --------------------------------
                                                                                          2,863,074            3,015,505
                                                                                        --------------------------------
Deferred expenses and other assets, net                                                       7,600                8,692
                                                                                        --------------------------------
Goodwill                                                                                  2,954,995            2,954,995
                                                                                        --------------------------------
                                                                                        $21,866,708          $22,168,183
                                                                                        ================================



(a) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission in March 31, 2003.

CONTINUED ON FOLLOWING PAGE

                         TECHDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                     March 31,      December 31,
                                                                                       2003           2002(a)
                                                                                  ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                               (Unaudited)
Current liabilities:
  Line of credit                                                                  $  1,500,000      $  1,500,000
  Accounts payable                                                                   2,026,150         2,188,700
  Accrued expenses                                                                     886,069           889,356
  Accrued income taxes                                                                 485,990           519,617
  Current portion of long-term debt                                                  1,061,020         1,073,429
                                                                                  ------------------------------
          Total current liabilities                                                  5,959,229         6,171,102
Long-term debt                                                                       5,028,756         5,314,753
Deferred income taxes                                                                  310,800           310,800
                                                                                  ------------------------------
Commitments and contingencies
          Total liabilities                                                         11,298,785        11,796,655
                                                                                  ------------------------------
Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,435,345 and 6,556,990 shares at March 31 and December 31;
     respectively                                                                       64,354            65,570
  Capital in excess of par value                                                    11,386,386        11,592,995
  Accumulated deficit                                                                 (658,468)         (854,863)
  Accumulated other comprehensive loss                                                (224,349)         (224,349)
  Notes receivable from options exercised                                                   --          (207,825)
                                                                                  ------------------------------
             Total stockholders' equity                                             10,567,923        10,371,528
                                                                                  ------------------------------
                                                                                  $ 21,866,708      $ 22,168,183
                                                                                  ==============================


(a) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission in March 31, 2003.

            See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                      2003          2002
                                                  ------------------------
Revenues:
  Sales                                           $7,376,492    $7,429,912
  Interest and other income                           16,683        22,907
                                                  ------------------------
                                                   7,393,175     7,452,819
                                                  ------------------------
Cost and expenses:
  Cost of goods sold                               6,317,432     6,427,176
  Selling, general and administrative expenses       685,339       713,570
  Interest expense                                    60,010        70,679
                                                  ------------------------
                                                   7,062,781     7,211,425
                                                  ------------------------

Income before income taxes                           330,394       241,394
Income tax provision                                 134,000            --
                                                  ------------------------
            Net income                            $  196,394    $  241,394
                                                  ========================
 Earnings per share:
   Basic                                          $     0.03    $     0.04
                                                  ========================
  Diluted                                         $     0.03    $     0.04
                                                  ========================


            See notes to consolidated condensed financial statements

                         TECHDYNE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                      -----------------------------
                                                                          2003             2002
                                                                      -----------------------------
Operating activities:
  Net income                                                          $   196,394     $   241,394
  Adjustments to reconcile net income to net cash
    privided by operating activities:
      Depreciation                                                        175,213         212,385
      Amortization                                                         26,780          26,018
      Deferred expenses and other assets                                    1,092         (25,048)
      Provision for inventory obsolescence                                 53,109          59,086
      Changes relating to operating activities from:
        Accounts receivable                                               304,605         239,821
        Inventories                                                        47,162         (97,963)
        Prepaid expenses and other current assets                             157             841
        Accounts payable                                                 (162,550)       (369,658)
        Accrued expenses                                                   (3,287)         27,061
        Income taxes payable                                              (33,627)             --
                                                                      ---------------------------
          Net cash provided by operating activities                       605,048         313,937
                                                                      ---------------------------
Investing activities:
  Additions to property and equipment, net of minor disposals             (49,561)        (56,853)
                                                                      ---------------------------
          Net cash used in investing activities                           (49,561)        (56,853)
                                                                      ---------------------------
Financing activities:
  Payments on long-term bank borrowings                                  (298,406)       (278,110)
  Receivable due from major shareholder, net borrowings (payments)         95,078        (410,690)
                                                                      ---------------------------
          Net cash (used in) provided by financing activities            (203,328)       (688,800)
Effect of exchange rate fluctuations on cash                                   --           2,526
                                                                      ---------------------------
Increase (decrease) in cash and cash equivalents                          352,159        (429,190)
Cash and cash equivalents at beginning of period                        1,536,965       1,021,113
                                                                      ---------------------------
Cash and cash equivalents at end of period                            $ 1,889,124     $   591,923
                                                                      ===========================
Supplemental disclosure of cash flow information:
  Interest paid in cash                                               $    62,827     $    77,821
                                                                      ===========================


            See notes to consolidated condensed financial statements

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Techdyne, Inc. ("Techdyne") and its subsidiaries, including Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 72.4% owned subsidiary of Simclar Group Limited ("Simclar"), which initially purchased a 71.3% interest of the company's former parent, Medicore, Inc. ("Medicore") on June 27, 2001. See Note 6.

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

                               March 31,    December 31,
                                 2003          2002
                              --------------------------

Finished goods                $  905,647    $  703,754
Work in process                1,279,014     1,359,595
Raw materials and supplies     5,146,450     5,368,033
                              ------------------------
                              $7,331,111    $7,431,382
                              ========================



LONG-LIVED ASSET IMPAIRMENT

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used. See Note 4.

REVENUE RECOGNITION

         Revenue is recognized upon delivery of a product based upon a customer's order where the selling price is fixed and the ability to collect is reasonably assured.

EARNINGS  PER SHARE

         Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2003 or for the same period of the preceding year, as a result of exercise prices.

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                  Three Months Ended
                                                                      March 31,

                                                                2003             2002
                                                           ------------------------------
Net income - numerator basic computation                   $   196,395      $     241,934
Weighted average shares - denominator basic computation      6,509,684          6,556,990
                                                           ==============================
Earnings per share:
  Basic                                                    $      0.03      $        0.04
                                                           ==============================
  Diluted                                                  $      0.03      $        0.04
                                                           ==============================


COMPREHENSIVE INCOME

         The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Below is a detail of comprehensive income for the three months ended March 31, 2003 and 2002:


                                           THREE MONTHS ENDED
                                               MARCH 31,
                                               ---------
                                            2003        2002
                                            ----        ----
          Net income                      $196,395    $241,394
          Foreign currency translation          --       2,526
                                          --------------------
          Comprehensive income            $196,395    $243,920
                                          ====================

NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2003, the company adopted the provisions of Statement of Financial Accounting Standards No. 145, ("SFAS No. 145") which updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have any material impact on the company's financial position or results of operations.

         Effective January 1, 2003, the company adopted the provisions of SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan..

         Effective January 1, 2003, the company adopted the provisions of the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The adoption of FIN No. 45 did not have any material impact on the company's financial position or results of operations.

         In December 2002, the FASB issued SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. At this time, the company does not plan to adopt the accounting provisions of SFAS No. 123 and will continue to account for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three months ended March 31, 2003 and 2002, respectively, are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the company's latest Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 3--AMOUNTS RECEIVABLE FROM MAJOR STOCKHOLDER

         On September 3, 2002, the company received a demand note from Simclar in the amount of $1,500,000. The note bears interest at LIBOR plus 2%. Management expects repayment of the note during 2003.

NOTE 4--NOTES RECEIVABLE FROM OPTIONS EXERCISED

         On February 27, 1995 the company granted non-qualified stock options, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the company granted a non-qualified stock option for 10,000 shares, which vested immediately, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The company received cash payment of the par value and the balance in three-year promissory notes totaling $207,825 presented in the stockholders' equity section of the balance sheet, with interest at 6.19%. The notes, which were due in February 2003, were not repaid and, as a result, the notes as well as the related balance sheet entries for common stock and capital in excess of par value were written off in the first quarter of 2003. The common shares issued upon the exercise of these options will be cancelled.

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 5--INCOME TAXES

         The company files separate federal and state income tax returns from Simclar, with its income tax liability reflected on a separate return basis.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The company had $134,000 domestic income tax expense for the three months ended March 31, 2003, and no domestic income tax expense for the three months ended March 31, 2002 due to the reversal of a tax allowance reserve established in 2001 on its available tax loss carryforwards.

         Income tax payments amounted to $ 254,000 for the three months ended March 31, 2003, and $ 0 for the same period of the preceding year.

NOTE 6--CESSATION OF SCOTLAND MANUFACTURING OPERATIONS AND RELATED SUBSEQUENT EVENT

         As a result of continuing operating losses, in 2001 the company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe).

         With the cessation of the sales and manufacturing activities, the company made the land, building and equipment available for sale during the third quarter of 2001. On February 28, 2002, the company agreed to transfer to Simclar at net book value the operating assets of Techdyne (Europe) except for the land and building. Included in property and equipment at March 31, 2003, is the Scottish land and building, which are considered assets held for sale, at an estimated fair value of $654,000 based upon market information obtained from an unrelated third party.

         On April 2, 2003 the Techdyne (Europe) building located in Livingston, Scotland was destroyed by a fire started by vandalism. Management is working with the property insurance carrier to settle this claim as soon as possible. Management's opinion is that the claim will be settled with the insurance carrier without any financial loss resulting from this event.

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

         Important factors such as changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which we operate, including, in particular, the continuation of the worldwide recession in the telecommunications and electronics sectors, could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q. Further, information on other factors that could affect the financial results of Techdyne. is included in the company's other filings with the Securities and Exchange Commission (the "Commission"). These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Techdyne. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

         The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as we have experienced since the third quarter of 2000, has had a material adverse effect on our business and financial condition and has required us to restructure and downsize our organization and operations beginning the second half of 2001 and continuing through the first quarter of 2003. Our 2003 operating results to date show signs that these on going changes continue to have a positive impact on our financial condition. We typically do not obtain long-term volume purchase contracts from our customers, but rather we work with our customers to anticipate future volumes of orders. Based upon these anticipated future orders and considering the level of our production schedules and our facilities utilization, we will make commitments regarding the level of new business we will accept. Occasionally, we purchase raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders are already made or anticipated. Any significant cancellations, reductions or order delays could adversely affect our results of operations.

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

RESULTS OF OPERATIONS

         Consolidated revenues decreased approximately $60,000 for the three months ended March 31, 2003, compared to the same period of the preceding year. Domestic sales increased by $180,000 (2%) while European sales decreased by $233,000 for the three months ended March 31, 2003 as a result of the decision to exit the market in 2002, compared to the same period of the preceding year. Sales have been affected by the general economic war-related hesitation during the quarter ended March 31, 2003.

         Interest and other income decreased by approximately $6,000 for the three months ended March 31, 2003, compared to the same period of the preceding year. This decrease is largely attributable to continual decline in the LIBOR interest rate.

         Approximately 20% of our consolidated sales for the three months ended March 31, 2003, were made to one customer, Illinois Tool Works.

         Cost of goods sold as a percentage of sales amounted to 86% for the three months ended March 31, 2003, and 87% for the same period of the preceding year. The improvement in the gross margin is primarily due to increased utilization of our domestic facilities.

         Selling, general and administrative expenses decreased by approximately $28,000 for the three months ended March 31, 2003, compared to the same period of the preceding year, reflecting the overall result of management's various cost reduction programs.

         Interest expense decreased approximately $10,000 for the three months ended March 31, 2003, compared to the same period of the preceding year reflecting lower interest rates during the 2003 period. The LIBOR was 1.33% and 1.88% at March 31, 2003 and 2002, respectively.

         Income taxes increased by $134,000 for the three months ended March 31, 2003 compared to the same period of 2002. This increase resulted from the company utilizing the benefits of tax loss carryforwards benefits from prior years in the 2002 period.

SUBSEQUENT EVENT

         On April 2, 2003, the Techdyne (Europe) building, with a fair value of $654,000, located in Livingston, Scotland was destroyed by a fire started by vandalism. Management is working with the property insurance carrier to settle this claim as soon as possible. Management's opinion is that the claim will be settled with the insurance carrier without any financial loss resulting from this event.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balance at March 31, 2003, was approximately $1,889,000 compared to approximately $1,537,000 at December 31, 2002. Net cash provided by operating activities was approximately $605,000 in the three months ended March 31, 2003, compared to approximately $314,000 provided in the same period of the preceding year. The increase in cash provided by operating activities was due to the increase in profitable operating activities for the period and the reduction in trade accounts receivables outstanding.

         At March 31, 2003, our average day's sales outstanding for the quarter was 51 days as compared to 47 days at March 31, 2002. The increase of our average day's sales outstanding is primarily the result of an increase in cable and harness sales activities during the quarter. Average inventory turnover was
3.5 and 3.1 times for the three months ended March 31, 2003 and 2002, respectively. The increase in inventory turnover is due to management's inventory reduction programs and the increase in the domestic sales activities during the period.

         Cash used in investing activities was approximately $50,000 in the three months ended March 31, 2003, compared to approximately $57,000 used for investing activities in the same period of the preceding year. Cash used in investing activities was primarily for capital expenditures. Cash used in financing activities was approximately $203,000 in the three months ended March 31, 2003, compared to approximately $689,000 used in the same period of the preceding year. Cash used in financing activities was primarily for debt reduction. The company made all scheduled repayments on its long term debt during the period.

         On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. The financing included a $3,000,000 line of credit, expiring July 19, 2003, with an interest rate at LIBOR plus 1.5% for a one, three or six month period, at the company's election. The company elected the three-month interest period at 2.85% until April 24, 2003, after this date the rate is 2.83% until July 24, 2003. This line of credit had an outstanding balance of $1,500,000 at March 31, 2003. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of $5,750,000 at March 31, 2003.

         The credit facilities are collateralized by all the assets of the company, excluding Techdyne (Europe), and require affirmative and negative covenants be maintained by the company. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $10,000,000 after December 31, 2002, $10,500,000 after June 30, 2003 and
$11,000,000 after September 30, 2003; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, include (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, any material change in any of our business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprises an eight-year term loan repayable in quarterly payments of (pound)8,594 ($13,788) due in January, April, July and October of each year, with an interest rate of Bank of Scotland base rate plus 1.5% (effectively 5.4% at December 31, 2002). This term loan had an outstanding balance of $333,909 at March 31, 2003.

         Our ability to comply with our bank covenants may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in default under our debt. At March 31, 2003, we were in compliance with all the bank covenants.

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

OFF BALANCE SHEET ARRANGEMENTS

         We have no off balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.

NEW PRONOUNCEMENTS

         Effective January 1, 2003, the company adopted the provisions of Statement of Financial Accounting Standards No. 145, ("SFAS No. 145") which updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have any material impact on the company's financial position or results of operations.

         Effective January 1, 2003, the company adopted the provisions of SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan.

         Effective January 1, 2003, the company adopted the provisions of the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The adoption of FIN No. 45 did not have any material impact on the company's financial position or results of operations.

         In December 2002, the FASB issued SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. At this time, the company does not plan to adopt the accounting provisions of SFAS No. 123 and will continue to account for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term governments securities and interest-bearing accounts at financial institutions in which we had approximately $39,000 invested at March 31, 2003.

         Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable debt agreements, which totaled approximately $7,250,000 at March 31, 2003.

         The company has exposure to both rising and falling interest rates. A 1/2% decrease in rates on our three months ending investments would be insignificant. A 1% increase in rates on our three months ending variable rate debt would result in a negative impact of approximately $18,000 on our results of operations.

         Our exposures to market risks are impacted by changes in the foreign currency exchange rates relates to our European subsidiary whose results of liquidation, when translated into U.S. dollars, are impacted by changes in foreign exchange rate. A 10% strengthening of the U.S. dollar against the local Scottish currency, the pound, would have an insignificant impact on our three months earnings. We have not incurred any significant realized losses on exchange transactions and do not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

         Based upon that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

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

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a)  Exhibits
                                               Description

           Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
           Exhibit 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


      (b) Reports on Form 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TECHDYNE, INC.

                                     By /s/ Barry  J. Pardon
                                        ------------------------------------
                                        BARRY J. PARDON, President

                                     By /s/David  L. Watts
                                        ------------------------------------
                                        DAVID  L. WATTS, Chief Financial Officer


Dated: May 15, 2003

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

Date: May 15, 2003

                                           /s/ Barry J. Pardon
                                           -------------------------------------
                                           Barry J. Pardon
                                           President and Chief Executive Officer

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

Date: May 15, 2003

                                           /s/ David L. Watts
                                           -------------------------------------
                                           David L. Watts
                                           Chief Financial Officer