Form 10-Q
period 2003-06-30
TECHDYNE INC
filed 2003-08-14
CIK 764039

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-14659

                                 TECHDYNE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                        59-1709103
--------------------------------------------                --------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

2230 West 77th Street, Hialeah, Florida                             33016
---------------------------------------                     --------------------
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

Yes |X| or No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |_|   No |X|

Common Stock Outstanding

         Common Stock, $.01 par value - 6,435,345 shares as of  June 30, 2003

                         TECHDYNE, INC. AND SUBSIDIARIES
                         -------------------------------

                                      INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

         The Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2003 and June 30, 2002 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements
-------  --------------------

1) Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002.

2) Consolidated Statements of Operations for the three and six months ended June 30, 2003 and June 30, 2002 (Unaudited).

3) Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and June 30, 2002 (Unaudited).

4)       Notes to Consolidated Financial Statements as of June 30, 2003
        (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

Item 4.  Controls and Procedures
-------  -----------------------

PART II  --  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         Signatures
         ----------

EXHIBITS
--------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         TECHDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,       December 31,
                                                                                       2003            2002(A)
                                                                                   -----------------------------
                                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 2,289,455      $ 1,536,965
  Accounts receivable, less allowances of $244,000 at June 30 and December 31        3,701,380        4,473,938
  Amounts receivable from major stockholder, net                                     1,755,203        1,944,669
  Inventories, less allowances for obsolescence of $1,042,000 at June 30
    and $1,115,000 at December 31                                                    7,290,590        7,431,382
  Prepaid expenses and other current assets                                            845,066          802,037
                                                                                   ----------------------------
             Total current assets                                                   15,881,694       16,188,991
                                                                                   ----------------------------

Property and equipment (Note 6):
  Land and improvements                                                                174,120          174,120
  Buildings and building improvements                                                  672,359          672,359
  Machinery, computer and office equipment                                           6,389,705        6,417,050
  Tools and dies                                                                       266,592          259,453
  Leasehold improvements                                                               670,774          679,183
                                                                                   ----------------------------
                                                                                     8,173,550        8,202,165
  Less accumulated depreciation and amortization                                     5,454,309        5,186,660
                                                                                   ----------------------------
                                                                                     2,719,241        3,015,505
                                                                                   ----------------------------
Deferred expenses and other assets, net                                                  6,625            8,692
                                                                                   ----------------------------
Goodwill                                                                             2,954,995        2,954,995
                                                                                   ----------------------------
                                                                                   $21,562,555      $22,168,183
                                                                                   ============================

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission on March 31, 2003.

CONTINUED ON FOLLOWING PAGE

                         TECHDYNE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                  June 30,         December 31,
                                                                                    2003             2002(A)
                                                                                -------------------------------
                                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                $  1,500,000       $  1,500,000
  Accounts payable                                                                 1,769,181          2,188,700
  Accrued expenses                                                                   865,987            889,356
  Accrued income taxes                                                               487,842            519,617
  Current portion of long-term debt                                                1,055,153          1,073,429
                                                                                -------------------------------
          Total current liabilities                                                5,678,163          6,171,102
Long-term debt                                                                     4,764,846          5,314,753
Deferred income taxes                                                                310,800            310,800
                                                                                -------------------------------

Commitments and contingencies
          Total liabilities                                                       10,753,809         11,796,655
                                                                                -------------------------------
Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,435,345 and 6,556,990 shares at June 30 and December 31;
    respectively                                                                      64,354             65,570
  Capital in excess of par value                                                  11,386,386         11,592,995
  Accumulated deficit                                                               (417,645)          (854,863)
  Accumulated other comprehensive loss                                              (224,349)          (224,349)
  Notes receivable from options exercised                                                 --           (207,825)
                                                                                -------------------------------
             Total stockholders' equity                                           10,808,746         10,371,528
                                                                                -------------------------------
                                                                                $ 21,562,555       $ 22,168,183
                                                                                ===============================

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission on March 31, 2003.

            See notes to consolidated condensed financial statements.

                         TECHDYNE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                  --------------------------------------------------------------
                                                      2003             2002             2003             2002
                                                  --------------------------------------------------------------
Sales                                             $ 7,719,414      $ 8,085,290      $15,095,906      $15,515,202
Cost of goods sold                                  6,589,047        7,063,920       12,906,479       13,491,096
                                                  --------------------------------------------------------------
   Gross Margin                                     1,130,367        1,021,370        2,189,427        2,024,106

Selling, general and administrative expenses          685,509          731,152        1,370,848        1,444,723
                                                  --------------------------------------------------------------
   Income from operations                             444,858          290,218          818,579          579,383

Interest expense                                       57,182           72,416          117,191          143,095
Interest and other income                              13,198            3,848           29,881           26,756
                                                  --------------------------------------------------------------

   Income before income taxes                         400,874          221,650          731,269          463,044

Income tax provision                                  160,051               --          294,051               --
                                                  --------------------------------------------------------------

            Net income                            $   240,823      $   221,650      $   437,218      $   463,044
                                                  ==============================================================

Earnings  per share:
   Basic & deluted                                $      0.04      $      0.03      $      0.07      $      0.07
                                                  ==============================================================

            See notes to consolidated condensed financial statements

                         TECHDYNE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                        ------------------------------
                                                                            2003              2002
                                                                        ------------------------------
Operating activities:
  Net income                                                            $   437,218       $   463,044
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                          355,329           437,578
      Amortization                                                           46,253            42,897
      Deferred expenses and other assets                                      2,067           (14,944)
      Provision for inventory obsolescence                                  114,521           129,216
      Changes relating to operating activities from:
        Accounts receivable                                                 772,558          (294,129)
        Inventories                                                          26,271          (232,368)
        Prepaid expenses and other current assets                           (43,029)           83,300
        Accounts payable                                                   (419,519)         (396,918)
        Accrued expenses                                                    (23,369)          (47,274)
        Income taxes payable                                                (31,775)               --
                                                                        -----------------------------
          Net cash provided by operating activities                       1,236,525           170,402
                                                                        -----------------------------

Investing activities:
  Additions to property and equipment, net of minor disposals              (105,318)         (134,307)
                                                                        -----------------------------
          Net cash used in investing activities                            (105,318)         (134,307)
                                                                        -----------------------------

Financing activities:
  Payments on long-term bank borrowings                                    (568,183)         (514,668)
  Receivable due from major shareholder, net borrowings (payments)          189,466          (410,690)
                                                                        -----------------------------
          Net cash used in financing activities                            (378,717)         (925,358)
                                                                        -----------------------------

Effect of exchange rate fluctuations on cash                                     --             2,527
                                                                        -----------------------------

Increase (decrease) in cash and cash equivalents                            752,490          (886,736)
Cash and cash equivalents at beginning of period                          1,536,965         1,021,112
                                                                        -----------------------------
Cash and cash equivalents at end of period                              $ 2,289,455       $   134,376
                                                                        =============================

Supplemental disclosure of cash flow information:
  Interest paid in cash                                                 $   125,055       $   190,980
                                                                        =============================

            See notes to consolidated condensed financial statements

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

                                        June 30,          December 31,
                                          2003                2002
                                      --------------------------------

Finished goods                        $  796,325            $  703,754
Work in process                        1,202,340             1,359,595
Raw materials and supplies             5,291,925             5,368,033
                                      --------------------------------
                                      $7,290,590            $7,431,382
                                      ================================

LONG-LIVED ASSET IMPAIRMENT

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, the company makes projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used. See Note 4.

REVENUE RECOGNITION

         The company's sales are primarily derived from product manufacturing including, but not limited to, finished molded and non-molded cables, wiring harnesses, electro-mechanical and electronic assemblies. Revenue is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product. The selling price of the product is fixed and the ability to collect for the sale to the customer is reasonably assured when the product is shipped.

EARNINGS PER SHARE

         Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three and six months ended June 30, 2003 or for the same period of the preceding year, as a result of exercise prices.

Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                                2003            2002            2003            2002
                                                             ----------------------------------------------------------
Net income - numerator basic computation                     $  240,823      $  221,650      $  437,218      $  463,044

Weighted average shares - denominator basic computation       6,435,345       6,556,990       6,472,309       6,556,990
                                                             ==========================================================
Earnings per share:
  Basic & diluted                                            $     0.04      $     0.03      $     0.07      $     0.07
                                                             ==========================================================

COMPREHENSIVE INCOME

         The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Below is a detail of comprehensive income for the three and six months ended June 30, 2003 and 2002:

                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                    2003          2002          2003          2002
                                  --------------------------------------------------
Net Income                        $240,823      $221,650      $437,218      $463,044
Foreign currency translation            --                                  $  2,527
                                  --------------------------------------------------
Comprehensive Income              $240,823      $221,650      $437,218      $465,571
                                  ==================================================

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

         Effective January 1, 2003, the company adopted the provisions of SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No.146 did not have any material impact on the company's financial position or results of operations.

         Effective January 1, 2003, the company adopted the provisions of Financial Accounting Standards Board, ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The adoption of FIN No. 45 did not have any material impact on the company's financial position or results of operations.

         In December 2002, the FASB issued SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

effective for fiscal years ending after December 15, 2002. At this time, the company does not plan to adopt the accounting provisions of SFAS No. 123 and will continue to account for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

NOTE 2-INTERIM ADJUSTMENTS

         The financial summaries for the three and six months ended June 30, 2003 and 2002, respectively, are unaudited and include, in the opinion of management of the company, all adjustments consisting of normal recurring accruals necessary to present fairly the earnings for such periods. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the company's latest Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 3-AMOUNTS RECEIVABLE FROM MAJOR STOCKHOLDER

         On September 3, 2002, the company received a demand note from Simclar in the amount of $1,500,000. The note bears interest at LIBOR plus 2%. Management expects repayment of the note during 2003. The balance of the demand note from Simclar was $1,755,203 and $1,944,669 at June 30, 2003 and December 31, 2002, respectively.

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 4-NOTES RECEIVABLE FROM OPTIONS EXERCISED

         On February 27, 1995 the company granted non-qualified stock options, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the company granted a non-qualified stock option for 10,000 shares, which vested immediately, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The company received cash payment of the par value and the balance in three-year promissory notes totaling $207,825, which is presented in the stockholders' equity section of the balance sheet, with interest at 6.19%. The notes, which were due in February 2003, were not repaid and, as a result, the notes as well as the related balance sheet entries for common stock and capital in excess of par value were written off in the first quarter of 2003. The common shares issued upon the exercise of these options have been cancelled.

NOTE 5-INCOME TAXES

         The company files separate federal and state income tax returns from Simclar, with its income tax liability reflected on a separate return basis.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The company had $134,000 and $160,000 domestic income tax expense for the three and six months ended June 30, 2003; respectively, and no domestic income tax expense for the three and six months ended June 30, 2002 due to the reversal of a tax allowance reserve established in 2001 on its available tax loss carryforwards.

         Income tax payments amounted to $158,200 and $413,200 for the three and six months ended June 30, 2003, respectively, and $ 0 for the same period of the preceding year.

NOTE 6-CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

         As a result of continuing operating losses, in 2001 the company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe).

         With the cessation of the sales and manufacturing activities, the company made the land, building and equipment available for sale during the third quarter of 2001. On February 28, 2002, the company agreed to transfer to Simclar at net book value the operating assets of Techdyne (Europe) except for the land and building. Included in property and equipment at June 30, 2003, is the Scottish land and building, which are considered assets held for sale, at an estimated fair value of $654,000 based upon market information obtained from an unrelated third party.

         On April 2, 2003 the Techdyne (Europe) building located in Livingston, Scotland was destroyed by a fire started by vandalism. Management is working with the property insurance carrier to settle this claim as soon as possible. Management's opinion is that the claim will be settled with the insurance carrier without any financial loss resulting from this event.

                                 TECHDYNE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 7-SUBSEQUENT EVENT -ACQUISITION OF AG TECHNOLOGIES, INC.

         On July 15, 2003, the company acquired for $2,000,000 in cash, all of the outstanding stock of AG Technologies, Inc. (AG), a privately owned company based in Schaumburg, Illinois. Additional consideration of up to $1,300,000 is payable based on AG's sales in each of the three years ending June 30, 2004, 2005 and 2006. AG is an international value added provider of comprehensive electronic manufacturing services to OEM's serving the automotive, industrial controls, medical and power equipment industries. In conjunction with the acquisition, the company recorded approximately $1,300,000 of goodwill. Additional consideration payable based on AG's sales in the next three years will increase the amount of this goodwill. The purchase price allocation is preliminary and subject to further refinement based upon completion of the asset valuation. Results of operations will be included in the company's consolidated financial statements prospectively from the date of acquisition, beginning with the third quarter of 2003. Pro forma financial information and other related disclosures have not been presented because the acquisition is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         This report includes certain forward-looking statements with respect to the company and its business that involve risks and uncertainties. These statements are influenced by the company' financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as anticipate, believe, plan, estimate, expect, intend, project and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure the reader that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, the company claims the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors such as changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which the company operate, including, in particular, the continuation of the worldwide recession in the telecommunications and electronics sectors, could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q. Further, information on other factors that could affect the financial results of Techdyne is included in the company's other filings with the Securities and Exchange Commission (the "Commission"). These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Techdyne. The forward-looking statements speak only as of the date on which they are made, and the company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

         The company's operations have continued to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on our results of operations and financial condition, as has occurred in the past. The company's results also depend to a substantial extent on the success of our original equipment manufacturer ("OEM") customers in marketing their products. The company continues to seek to diversify its customer base to reduce its reliance on the company's few major customers.

         The industry segments the company serves, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect the results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as has been experienced since the third quarter of 2000, has had a material adverse effect on business and financial condition and has required us to realign the company's organization and operations beginning the second half of 2001 and continuing through the second quarter of 2003. The company's 2003 operating results to date show signs that these ongoing changes continue to have a positive impact on its financial condition. The company typically does not obtain long-term volume purchase contracts from customers, but rather we work with our customers to anticipate future volumes of orders. Based upon these anticipated future orders and considering the level of production schedules and facilities utilization, the company will make commitments regarding the acceptable level of new business. Occasionally, the company purchases raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general. Any significant cancellations, reductions or order delays could adversely affect results of operations.

         The company uses "Electronic Data Interchange" ("EDI") with customers and suppliers in an effort to continuously develop accurate forecasts of customer volume requirements, as well as sharing future requirements with suppliers. The company depends on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices, which could have a material adverse effect on results of operations. In anticipation of future sales, it is important for the company to efficiently manage inventory by assuring proper timing of expenditures and allocations of physical and personnel resources used in manufacturing.

         The company must continuously develop improved manufacturing procedures to accommodate customers' needs for increasingly complex products. To continue to grow and be a successful competitor, the company must be able to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although the company believes that its operations utilize the assembly and testing technologies and equipment currently required by customers, there can be no assurance that process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the company's technology, equipment or processes obsolete or noncompetitive. In addition, to the extent that the company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment.

         Results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs (due to availability), the overhead efficiencies achieved by management in managing the costs of operations, experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, selling, and general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. The company generally has idle capacity and reduced operating margins during periods of lower-volume production.

         The company competes with much larger electronic manufacturing entities for expansion opportunities. Any acquisitions may result in potentially dilutive issuance of equity securities, the incidence of debt and amortization expenses related to intangible assets, and other costs and expenses, all of which could materially affect financial results adversely. Acquisition transactions also involve numerous business risks, including difficulties in successfully integrating the acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns.

CRITICAL ACCOUNTING ESTIMATES

         In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2002. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

         The company considers the policies discussed below as critical to an understanding of its financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on the company's business operations are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect reported and expected financial results. The impact of changes in the estimates and assumptions pertaining to restructuring, impairment, and business combinations is directly reflected in the financial results of the individual segment. The impact of change in estimates and assumptions related to pension and postretirement healthcare benefit plans affect segment results through an allocation of corporate expense. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2002. Management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Board of Directors.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS-The company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Based on historical information, the company believes that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received.

         ALLOWANCE FOR INVENTORY OBSOLESCENCE-The company maintains an allowance for inventory obsolescence for losses resulting from inventory items becoming unusable in the manufacturing operations due to loss of a specific customer or a customer's product changes or discontinuations. Based on historical and projected sales information and concentration of customers, the company believes that the allowance is adequate. However, changes in general economic, business and market conditions could cause customers to cancel, reduce or reschedule orders. These changes could affect the company inventory turn over; therefore, the allowance for inventory obsolescence is reviewed monthly and changes to the allowance are updated as new information is received.

         INCOME TAXES-Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

         LONG-LIVED ASSETS-In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, the company makes projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. The company determines the fair value of these assets in the same manner as described for assets held and used. See "Long-Lived Asset Impairment" in Note 1 to the consolidated financial statements included in this report.

         REVENUE RECOGNITION-The company's sales are primarily derived from product manufacturing including, but not limited to, finished molded and non-molded cables, wiring harnesses, electro-mechanical and electronic assemblies. Revenue is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product. The selling price of the product is fixed and the ability to collect for the sale to the customer is reasonably assured when the product is shipped.

RESULTS OF OPERATIONS

         Consolidated revenues decreased approximately $366,000 and $419,000 for the three and six months ended June 30, 2003, respectively, compared to the same period of the preceding year. Domestic sales decreased by $366,000 (4.5%) and $186,000 (1.2%) for the three and six months ended June 30, 2003, respectively. European sales decreased by $233,000 for the six months ended June 30, 2003 compared to the same period of the preceding year as a result of the decision to exit the market in March 2002. During the quarter ended June 30, 2003, sales have been affected by price decreases in memory components, which required the company to reduce its selling price to one of its major customers. This decrease has been slightly offset by an increase in sales with the company's telecommunication customers.

         Interest and other income increased by approximately $9,000 and $3,000 for the three and six months ended June 30, 2003, compared to the same period of the preceding year. This increase is due to interest earned on the note due from Simclar.

         Approximately 48% and 38% of the company's consolidated sales for the three and six months ended June 30, 2003, respectively, were made to three customers, Illinois Tool Works (23% and 22%); Alcatel (13% and 8%) and Sanmina (12% and 8%).

         Cost of goods sold as a percentage of sales amounted to 85.4% and 85.5% for the three and six months ended June 30, 2003, respectively, and 87.4% and 87.0% for the same period of the preceding year. The manpower reduction and the conversion of the North Attleboro plant to manufacture only prototypes for the northeast market, while transferring their production volume to the company's Hialeah plant for manufacture during the second quarter of 2002, resulted in increase utilization of the company's Hialeah plant. This change was a major contributor to the improvement in the gross margin in 2003 compared to 2002.

         Selling, general and administrative expenses decreased by approximately $46,000 and $74,000 for the three and six months ended June 30, 2003, respectively, compared to the same period of the preceding year, reflecting the continual overall result of management's various cost reduction programs.

         Interest expense decreased approximately $15,000 and $26,000 for the three and six months ended June 30, 2003, respectively, compared to the same period of the preceding year reflecting lower interest rates during the 2003 period. The LIBOR was 1.13% and 1.82% at June 30, 2003 and 2002, respectively.

         Income taxes increased by $160,000 and 294,000 for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. This increase resulted from the company utilizing the benefits of tax loss carryforwards benefits from prior years in the 2002 period.

SUBSEQUENT EVENT

         On July 15, 2003, the company acquired for $2,000,000 in cash, all of the outstanding stock of AG Technologies, Inc. (AG), a privately owned company based in Schaumburg, Illinois. Additional consideration of up to $1,300,000 maybe required to be paid, if AG sales over the next three years meet certain agreed upon levels. This additional consideration would have a direct impact on goodwill. AG is an international value added provider of comprehensive electronic manufacturing services to OEM's serving the automotive, industrial controls, medical and power equipment industries. In conjunction with the acquisition, the company recorded approximately $1,300,000 of goodwill. The purchase price allocation is preliminary and subject to further refinement based upon completion of the asset valuation. Results of operations will be included in the company's consolidated financial statements prospectively from the date of acquisition, beginning with the third quarter of 2003. Pro forma financial information and other related disclosures have not been presented because the acquisition is not material.

Liquidity and Capital Resources

         The company's cash and cash equivalents balance at June 30, 2003, was approximately $2,289,000 compared to approximately $1,537,000 at December 31, 2002. Net cash provided by operating activities was approximately $1,239,000 in the six months ended June 30, 2003, compared to approximately $170,000 provided in the same period of the preceding year. The increase in cash provided by operating activities were due to the operating income for the six months ended June 30, 2003 and the reduction in trade accounts receivable

         At June 30, 2003, the company's average days of sales outstanding for the quarter was 44 days as compared to 50 days at June 30, 2002. The decrease of average days of sales outstanding is primarily due to increased collection activities during the quarter. Average inventory turnover was 3.5 and 3.2 times for the six months ended June 30, 2003 and 2002, respectively. The increase in inventory turnover is due to management's efforts to reduce inventory and the increase in the domestic sales activities to the telecommunication industry during the period.

         Cash used in investing activities was approximately $107,000 in the six months ended June 30, 2003, compared to approximately $134,000 used for investing activities in the same period of the preceding year. Cash used in investing activities was primarily for capital expenditures. Cash used in financing activities was approximately $379,000 in the six months ended June 30, 2003, compared to approximately $925,000 used in the same period of the preceding year. Cash used in financing activities was primarily for debt reduction. The company made all scheduled repayments on its long term debt during the period.

         On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. The financing included a $3,000,000 line of credit, which expired July 19, 2003, with an interest rate at LIBOR plus 1.5% for a one, three or six month period, at the company's election. The company expects that the bank will renew the terms of this agreement. The company elected the three-month interest period at 2.85% until July 24, 2003, after this date the rate is 2.63% until October 24, 2003. This line of credit had an outstanding balance of $1,500,000 at June 30, 2003. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of $5,500,000 at June 30, 2003.

         The credit facilities are collateralized by all the assets of the company, excluding Techdyne (Europe), and require affirmative and negative covenants be maintained by the company. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $10,000,000 after December 31, 2002, $10,500,000 after June 30, 2003 and
$11,000,000 after September 30, 2003; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, prohibit (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, any material change in any of the company's business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements. The Bank of Scotland consented to the purchase of the AG outstanding stock on July 15, 2003.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprises an eight-year term loan repayable in quarterly payments of (pound)8,594 ($13,788) due in January, April, July and October of each year, with an interest rate of Bank of Scotland base rate plus 1.5% (effectively 5.4% at December 31, 2002). This term loan had an outstanding balance of $319,999 at June 30, 2003.

         The company's ability to comply with bank covenants may be affected by changes in business condition or results of operations, or other events beyond the company's control. The breach of any of these covenants would result in default under the company's credit facilities. At June 30, 2003, the company was in default of the consolidated trade receivables to consolidated net borrowing covenant. The bank has issued a waiver on this default.

         The company indebtedness requires it to dedicate a substantial portion of its cash flow from operations to payments of debt, which could reduce amounts for working capital and other general corporate purposes. The restrictions in the company's credit facility could also limit its flexibility in reacting to changes in business and increases vulnerability to general adverse economic and industry conditions.

The following table summarizes the company's significant contractual obligations at June 30, 2003:

                          Total       Less than      1-3          4-5       Over 5
In thousands             Amounts        1 Year      Years        Years       Years
                         -----------------------------------------------------------
Long-term debt           $ 7,450      $ 1,429      $ 2,021      $ 2,000      $ 2,000
Operating leases
(non-cancelable)           2,525          520          841          750          414
Bank line of credit        1,500        1,500           --           --           --
                         -----------------------------------------------------------
Total contractual        $11,475      $ 3,449      $ 2,862      $ 2,750      $ 2,414
                         ===========================================================

         Management will continue to seek acquisitions that will add talent, technology, and capabilities that advance the company's strategy and prospects. Management believes that the combination of internally generated funds, available cash reserves, and the credit facility are sufficient to fund the company's operations over the next year.

OFF BALANCE SHEET ARRANGEMENTS

         The company has no off balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.

NEW PRONOUNCEMENTS

         Effective January 1, 2003, the company adopted the provisions of Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), which updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of

SFAS No. 145 did not have any material impact on the company's financial position or results of operations.

         Effective January 1, 2003, the company adopted the provisions of SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No.146 did not have any material impact on the company's financial position or results of operations.

         Effective January 1, 2003, the company adopted the provisions of the Financial Accounting Standards Board, ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The adoption of FIN No. 45 did not have any material impact on the company's financial position or results of operations.

         In December 2002, the FASB issued SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. At this time, the company does not plan to adopt the accounting provisions of SFAS No. 123 and will continue to account for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

INFLATION

         Inflationary factors have not had a significant effect on operations. The company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for customers that can be sold at targeted profit margins.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

         The company is exposed to market risks from changes in interest rates and foreign currency exchange rates.

         Sensitivity of results of operations to interest rate risks on investments is managed by conservatively investing liquid funds in short-term governments securities and interest-bearing accounts at financial institutions in which the company had invested approximately $39,000 at June 30, 2003.

         Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with the company's variable debt agreements, which totaled approximately $7,000,000 at June 30, 2003.

         The company has exposure to both rising and falling interest rates. A 1/2% decrease in rates on the company's three months ending investments would be insignificant. A 1% increase in rates on the company's three months ending variable rate debt would result in a negative impact of approximately $18,000 on results of operations.

         The company exposures to market risks are impacted by changes in the foreign currency exchange rates relates to the company's European subsidiary whose results of liquidation, when translated into U.S. dollars, are impacted by changes in foreign exchange rate. A 10% strengthening of the U.S. dollar against the local Scottish currency, the pound, would have an insignificant impact on three months earnings. The company has not incurred any significant realized losses on exchange transactions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, the company would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

         As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the company's disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports

         As of the end of the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter to which this report relates that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION
                          -------    -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         Techdyne, Inc. held its annual meeting of shareholders on June 6, 2003, for the purpose of electing seven directors. The nominees were: Samuel J. Russell, Barry J. Pardon, John Ian Durie, Christina M.J. Russell, James A. Clark, Thomas C. Foggo and Kenneth Greenhalgh. Each nominee was elected by total of 4,830,929 shares voted for and no votes withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)  Exhibits
                                   Description

              Exhibit 31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Exhibit 31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Exhibit 32.1 Certification of Chief Executive Officer of Periodic Financial Reports pursuant to
                                   Section 906 of the Sarbanes-Oxley Act of
                                   2002, 18 U.S.C. Section 1350
              Exhibit 32.2 Certification of Chief Financial Officer of Periodic Financial Reports pursuant to
                                   Section 906 of the Sarbanes-Oxley Act of
                                   2002, 18 U.S.C. Section 1350

         (b) Reports on Form 8-K

               Current Report on Form 8-K dated May 16, 2003, filed with the Commission on May 16, 2003, reporting the company's financial results for the three months ending March 31, 2003.



ITEMS 1,2 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED
----------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TECHDYNE, INC.


                                     By /s/ Barry  J. Pardon
                                        ----------------------------------------
                                        BARRY J. PARDON, President


                                     By /s/ David  L. Watts
                                        ----------------------------------------
                                        DAVID  L. WATTS, Chief Financial Officer


Dated: August 14, 2003