Form 10-Q
period 2003-09-30
SIMCLAR INC
filed 2003-11-14
CIK 764039

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-14659
                       -------

                                  SIMCLAR, INC.
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

                                 TECHDYNE, INC.
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock Outstanding

      Common Stock, $.01 par value - 6,435,345 shares as of September 30, 2003

                         SIMCLAR, INC. AND SUBSIDIARIES
                         -------------------------------

                                      INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

         The Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2003 and September 30, 2002 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements

         1) Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002.

         2) Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and September 30, 2002 (Unaudited).

         3) Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2002 (Unaudited).

         4) Notes to Consolidated Financial Statements as of September 30, 2003 (Unaudited).

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

         Signatures
         ----------

EXHIBITS
--------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         SIMCLAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,     December 31,
                                                                                           2003            2002(A)
                                                                                        -----------------------------
                                                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                             $   939,250      $ 1,536,965
  Accounts receivable, less allowances of $244,000 at September 30 and December 31        5,206,163        4,473,938
  Amounts receivable from major stockholder, net                                          1,757,740        1,944,669
  Inventories, less allowances for obsolescence of $1,383,000 at September 30
    and $1,115,000 at December 31                                                         9,551,715        7,431,382
  Prepaid expenses and other current assets                                                 970,971          802,037
                                                                                        ----------------------------
             Total current assets                                                        18,425,839       16,188,991
                                                                                        ----------------------------

Property and equipment (Note 6):
  Land and improvements                                                                     174,120          174,120
  Buildings and building improvements                                                            --          672,359
  Machinery, computer and office equipment                                                7,266,228        6,417,050
  Tools and dies                                                                            282,928          259,453
  Leasehold improvements                                                                    673,702          679,183
                                                                                        ----------------------------
                                                                                          8,396,978        8,202,165
  Less accumulated depreciation and amortization                                          5,502,041        5,186,660
                                                                                        ----------------------------
                                                                                          2,894,937        3,015,505
                                                                                        ----------------------------
Deferred expenses and other assets, net                                                       8,336            8,692
Goodwill                                                                                  4,307,200        2,954,995
Intangibles, net                                                                             10,000               --
                                                                                        ----------------------------
                                                                                          4,325,536        2,963,687
                                                                                        ----------------------------
                                                                                        $25,646,312      $22,168,183
                                                                                        ============================


(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission on March 31, 2003.


CONTINUED ON FOLLOWING PAGE

                         SIMCLAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                                       September 30,     December 31,
                                                                                           2003            2002(A)
                                                                                       ------------------------------
                                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                       $  1,750,000      $  1,500,000
  Accounts payable                                                                        3,230,293         2,188,700
  Accrued expenses                                                                          983,454           889,356
  Accrued income taxes                                                                      547,281           519,617
  Current portion of long-term debt                                                       1,004,500         1,073,429
                                                                                       ------------------------------
          Total current liabilities                                                       7,515,528         6,171,102
Long-term debt                                                                            4,250,000         5,314,753
Deferred trade accounts payable                                                           2,500,000                --
Deferred income taxes                                                                       334,777           310,800
                                                                                       ------------------------------
Commitments and contingencies
          Total liabilities                                                              14,600,305        11,796,655
                                                                                       ------------------------------
Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,435,345 and 6,556,990 shares at September 30 and December 31;
   respectively                                                                              64,354            65,570
  Capital in excess of par value                                                         11,386,386        11,592,995
  Accumulated deficit                                                                      (207,238)         (854,863)
  Accumulated other comprehensive loss                                                     (197,495)         (224,349)
  Notes receivable from options exercised                                                        --          (207,825)
                                                                                       ------------------------------
             Total stockholders' equity                                                  11,046,007        10,371,528
                                                                                       ------------------------------
                                                                                       $ 25,646,312      $ 22,168,183
                                                                                       ==============================


(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission on March 31, 2003.


                 See notes to consolidated financial statements.

                         SIMCLAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                  --------------------------------------------------------------
                                                     2003              2002             2003             2002
                                                  --------------------------------------------------------------
Sales                                             $ 9,600,665      $ 9,310,735      $24,696,571      $24,863,568
Cost of goods sold                                  8,477,537        7,982,369       21,384,316       21,511,095
                                                  --------------------------------------------------------------
   Gross Margin                                     1,123,128        1,328,366        3,312,255        3,352,473

Selling, general and administrative expenses          804,923          725,305        2,175,771        2,170,028
                                                  --------------------------------------------------------------
   Income from operations                             318,205          603,061        1,136,484        1,182,445
                                                  --------------------------------------------------------------

  Interest expense                                     53,759           71,084          170,949          214,179
  Interest and other income                            71,142            7,870          101,023           34,625
                                                  --------------------------------------------------------------

   Income before income taxes                         335,588          539,847        1,066,558        1,002,891

Income tax provision                                  124,881               --          418,933               --
                                                  --------------------------------------------------------------

            Net income                            $   210,707      $   539,847      $   647,625      $ 1,002,891
                                                  ==============================================================

 Earnings  per share:
  Basic & deluted                                 $      0.03      $      0.08      $      0.10      $      0.15
                                                  ==============================================================


            See notes to consolidated condensed financial statements

                         SIMCLAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             -----------------------------
                                                                                 2003              2002
                                                                             -----------------------------
Operating activities:
  Net income                                                                 $   647,625       $ 1,002,891
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                               602,855           655,957
      Amortization                                                                63,269            63,872
      Gain from insurance settlement on building destroyed by fire               (55,621)               --
      Deferred expenses and other assets                                           1,099             2,801
      Provision for inventory obsolescence                                       174,312           206,732

      Changes relating to operating activities from:
        Accounts receivable                                                       95,098          (610,847)
        Inventories                                                               71,009           256,962
        Prepaid expenses and other current assets                                (53,472)           51,424
        Accounts payable                                                          59,353            91,318
        Accrued expenses                                                            (936)           79,163
        Income taxes payable                                                      48,454                --
                                                                             -----------------------------
          Net cash provided by operating activities                            1,653,045         1,800,273
                                                                             -----------------------------

Investing activities:
  Acquisition on AG Technologies, Inc and subsidiary                          (1,949,247)               --
  Proceeds from insurance settlement on building destroyed by fire               535,022                --
  Additions to property and equipment, net of minor disposals                   (157,861)         (173,214)
                                                                             -----------------------------
          Net cash used in investing activities                               (1,571,861)         (173,214)
                                                                             -----------------------------

Financing activities:
  Line of credit net borrowings                                                  250,000         1,000,000
  Payments on long-term bank borrowings                                       (1,142,682)         (794,785)
  Receivable due from major shareholder, net borrowings (payments)               186,929        (1,769,605)
                                                                             -----------------------------
          Net  cash used in  financing activities                               (705,753)       (1,564,390)

Effect of exchange rate fluctuations on cash                                      26,854             2,527
                                                                             -----------------------------

(Decrease) increase in cash and cash equivalents                                (597,715)           65,196
Cash and cash equivalents at beginning of period                               1,536,965         1,021,112
                                                                             -----------------------------
Cash and cash equivalents at end of period                                   $   939,250       $ 1,086,308
                                                                             =============================

Supplemental disclosure of cash flow information:
  Interest paid in cash                                                      $   183,599       $   217,284
                                                                             =============================


            See notes to consolidated condensed financial statements

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Simclar, Inc. ("Simclar") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar Mexico"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne(Livingston) Limited, which is a subsidiary of Techdyne(Europe), collectively referred to as the "company." On August 13, the company merged its wholly owned subsidiary, Lytton Inc., into Simclar. All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 72.4% owned subsidiary of Simclar Group Limited ("Simclar Group"), which initially purchased the 71.3% interest of the company's former parent, Medicore, Inc. ("Medicore") on June 27, 2001.

BUSINESS

         The company operates in one business segment, the manufacture of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries.

INVENTORIES

         Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories net of allowance for obsolescence are comprised of the following:

                                 September 30,      December 31,
                                     2003               2002
                                 -------------------------------

Finished goods                     $  783,795        $  703,754
Work in process                     1,335,172         1,359,595
Raw materials and supplies          7,432,748         5,368,033
                                   ----------------------------
                                   $9,551,715        $7,431,382
                                   ============================
LONG-LIVED ASSET IMPAIRMENT

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

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

REVENUE RECOGNITION

         The company's sales are primarily derived from product manufacturing including, but not limited to, finished molded and non-molded cables, wiring harnesses, printed circuit board assemblies, electro-mechanical and electronic assemblies. Revenue is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product. The selling price of the product is fixed and the ability to collect for the sale to the customer is reasonably assured when the product is shipped.

EARNINGS PER SHARE

         Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three and nine months ended September 30, 2003 or for the same period of the preceding year, as a result of exercise prices.

Following is a reconciliation of amounts used in the basic and diluted computations:


                                                                     Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                   2003           2002             2003           2002
                                                               -----------------------------------------------------------
Net income - numerator basic computation                       $   210,707     $   539,847     $   647,625     $ 1,002,891

Weighted average shares - denominator basic computation          6,435,345       6,556,990       6,459,852       6,556,990
                                                               ===========================================================
Earnings per share:

  Basic                                                        $      0.03     $      0.08     $      0.10     $      0.15
                                                               ===========================================================
  Diluted                                                      $      0.03     $      0.08     $      0.10     $      0.15
                                                               ===========================================================

COMPREHENSIVE INCOME

         The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Below is a detail of comprehensive income for the three and nine months ended September 30, 2003 and 2002:


                                         Three Months Ended                   Nine Months Ended
                                           September 30,                        September 30,

                                       2003              2002              2003              2002
                                    ----------------------------------------------------------------
Net Income                          $  210,707        $  539,847        $  647,625        $1,002,891
Foreign currency translation            26,854                --                --             2,527
                                    ----------------------------------------------------------------
Comprehensive Income                $  237,561        $  539,847        $  647,625        $1,005,418
                                    ================================================================

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

         Effective January 1, 2003, the company adopted the provisions of SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 did not have any material impact on the company's financial position or results of operations.

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

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

effective for fiscal years ending after December 15, 2002. At this time, the company does not plan to adopt the accounting provisions of SFAS No. 123 and will continue to account for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements"), which becomes effective for the company in October 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities ("VIE") in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements. The company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

NOTE 2-INTERIM ADJUSTMENTS

         The financial summaries for the three and nine months ended September 30, 2003 and 2002, respectively, are unaudited and include, in the opinion of management of the company, all adjustments consisting of normal recurring accruals necessary to present fairly the earnings for such periods. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and notes included in the company's latest Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 3-AMOUNTS RECEIVABLE FROM MAJOR STOCKHOLDER

         On September 3, 2002, the company received a demand note from Simclar Group in the amount of $1,500,000 in exchange for cash. The note bears interest at LIBOR plus 2%. The balance of the demand note and other net intercompany items due from Simclar Group was $1,757,740 and $1,944,669 at September 30, 2003 and December 31, 2002, respectively.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 4-NOTES RECEIVABLE FROM OPTIONS EXERCISED

On February 27, 1995 the company granted non-qualified stock options, to directors of Simclar and its former subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the company granted a non-qualified stock option for 10,000 shares, which vested immediately, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The company received cash payment of the par value and the balance in three-year promissory notes totaling $207,825, which is presented in the stockholders' equity section of the balance sheet, with interest at 6.19%. The notes, which were due in February 2003, were not repaid and, as a result, the notes as well as the related balance sheet entries for common stock and capital in excess of par value were written off in the first quarter of 2003. The common shares issued upon the exercise of these options have been cancelled.

NOTE 5-INCOME TAXES

         The company files separate federal and state income tax returns from Simclar Group with its income tax liability reflected on a separate return basis.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The company had $125,000 and $410,000 domestic income tax expense for the three and nine months ended September 30, 2003 respectively and no domestic income tax expense for the three and nine months ended September 30, 2002 due to the reversal of a tax allowance reserve established in 2001 on its available tax loss carryforwards.

         Income tax payments amounted to $35,800 and $449,000 for the three and nine months ended September 30, 2003, respectively and $0 for the same period of the preceding year.

NOTE 6-CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

         As a result of continuing operating losses, in 2001 the company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe).

         With the cessation of the sales and manufacturing activities, the company made the land, building and equipment available for sale during the third quarter of 2001. On February 28, 2002, the company agreed to transfer to Simclar Group at net book value the operating assets of Techdyne (Europe) except for the land and building. Included in property and equipment at September 30, 2003, is the Scottish land, which was sold on October 17, 2003 for (pound)120,000 ($174,120) before selling expenses.

         On April 2, 2003 the Techdyne (Europe) building located in Livingston, Scotland was destroyed by a fire started by vandalism. The claims with the insurance companies were settled during the third quarter in the amount of (pound)364,900 ($588,185) less demolition expenses. The company realized a net gain on this disposition of (pound)34,500 ($55,621).

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 7--ACQUISITION OF AG TECHNOLOGIES, INC.

         On July 15, 2003, the company acquired for cash, all of the outstanding stock of AG Technologies, Inc., a privately owned company based in Schaumburg, Illinois. The company name was changed to Simclar (Mexico), Inc ("Simclar Mexico") on August 29, 2003. Additional consideration of up to $1,300,000 is payable based on Simclar Mexico's net sales in each of the three years ending July 14, 2004, 2005 and 2006. Simclar Mexico is an international value added provider of comprehensive electronic manufacturing services to OEMs serving the automotive, industrial controls, medical and power equipment industries. Simclar Mexico's Mexican facility will enable the company to be competitive in the higher volume arena for assembly in North America. Simclar Mexico additionally brings with it an impressive list of customers in a broad range of industries and extensive manufacturing and design relationships in Asia.

         The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations." The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,949,247 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,352,205 of goodwill and $10,000 of intangibles based on the opening balance sheet. Additional consideration payable based on Simclar Mexico's sales in the next three years could increase the amount of this goodwill to $2,652,205.

The preliminary purchase allocation is as follows:

         Current Assets                              $3,308,439
         Equipment                                      867,322
         Goodwill                                     1,352,205
         Intangibles                                     10,000
         Other assets                                       743
                                                     ----------
         Total Assets acquired                       $5,538,709
                                                     ----------

         Current liabilities                         $1,556,485
         Long-term debt                                   9,000
         Long-term liabilities                        2,023,977
                                                     ----------
         Total liabilities                           $3,589,462
                                                     ----------
         Net assets acquired                         $1,949,247
                                                     ----------

         Results of operations have been included in the company's consolidated financial statements prospectively from the date of acquisition. The following table summarizes selected Unaudited pro forma financial information for the three-month and nine-month periods ended September 30,2003 and 2002, respectively, as if Simclar Mexico had been acquired at the beginning of 2003 and 2002. The audited pro forma financial information includes adjustments for income taxes, prepaid expenses, accrued expenses, depreciation and amortization.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

         The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.


                               Three Months Ended              Nine Months Ended
                                  September 30,                  September 30,

                             2003             2002           2003           2002
                          -----------------------------------------------------------
Net sales                 $ 2,415,870     $ 3,218,180     $ 7,392,999     $ 7,788,663

Net Income(loss)              176,269         230,364         100,003         (77,319)
                          ===========================================================
Earnings per share:

  Basic                   $      0.03     $      0.04     $      0.02     $     (0.01)
                          ===========================================================
  Diluted                 $      0.03     $      0.04     $      0.02     $     (0.01)
                          ===========================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FORWARD-LOOKING INFORMATION

         This report includes certain forward-looking statements with respect to the company and its business that involve risks and uncertainties. These statements are influenced by the company's financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as anticipate, believe, plan, estimate, expect, intend, project and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure the reader that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, the company claims the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors such as changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which the company operates, including, in particular, the continuation of the worldwide recession in the telecommunications and electronics sectors, could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q. Further, information on other factors that could affect the financial results of Simclar is included in the company's other filings with the Securities and Exchange Commission (the "Commission"). These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Simclar. The forward-looking statements speak only as of the date on which they are made, and the company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

         The company's operations have continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the company's large customers would have a material adverse effect on our results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on the company's results of operations and financial condition, as has occurred in the past. The company's results also depend to a substantial extent on the success of our original equipment manufacturer ("OEM") customers in marketing their products. The company continues to seek to diversify its customer base to reduce its reliance on the company's few major customers.

         The industry segments the company serves, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect the results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as has been experienced since the third quarter of 2000, has had a material adverse effect on business and financial condition and has required us to realign the company's organization and operations beginning the second half of 2001 and continuing through the third quarter of 2003. The company typically does not obtain long-term volume purchase contracts from customers, but rather we work with our customers to anticipate future volumes of orders. Based upon these anticipated future orders and considering the level of production schedules and facilities utilization, the company will make commitments regarding the acceptable level of new business. Occasionally, the company purchases raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general. Any significant cancellations, reductions or order delays could adversely affect results of operations.

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

         ALLOWANCE FOR INVENTORY OBSOLESCENCE- The company maintains an allowance for inventory obsolescence for losses resulting from inventory items becoming unusable in the manufacturing operations due to loss of a specific customer or a customer's product changes or discontinuations. Based on historical and projected sales information and concentration of customers, the company believes that the allowance is adequate. However, changes in general economic, business and market conditions could cause customers to cancel, reduce or reschedule orders. These changes could affect the company inventory turn over; therefore, the allowance for inventory obsolescence is reviewed monthly and changes to the allowance are updated as new information is received.

         INCOME TAXES-Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

         LONG-LIVED ASSETS- In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, the company makes projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. The company determines the fair value of these assets in the same manner as described for assets held and used. See "Long-Lived Asset Impairment" in Note 1 to the consolidated financial statements included in this report.

         REVENUE RECOGNITION- The company's sales are primarily derived from product manufacturing including, but not limited to, finished molded and non-molded cables, wiring harnesses, printed circuit board assemblies, electro-mechanical and electronic assemblies. Revenue is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product. The selling price of the product is fixed and the ability to collect for the sale to the customer is reasonably assured when the product is shipped.

RESULTS OF OPERATIONS

         Consolidated sales increased approximately $290,000 for the three months ended September 30, 2003, compared to the same period of the preceding year. Consolidated sales decreased approximately $167,000 for the nine months ended September 30, 2003, compared to the same period of the preceding year. During the quarter ended September 30, 2003, sales were increased $2,416,000 by the acquisition of Simclar Mexico, while sales decreases were caused by price decreases in memory components, which required the company to reduce its selling price to one of its major customers.

         Interest and other income increased by approximately $63,000 and $66,000 for the three and nine months ended September 30, 2003, compared to the same period of the preceding year. This increase is due to the insurance claim settlement for the building located in Scotland destroyed by fire on April 2, 2003.

         Approximately 20.1% and 21.1% of the company's consolidated sales for the three and nine months ended September 30, 2003, respectively, were made to one customer.

         Cost of goods sold as a percentage of sales amounted to 88.3% and 86.6% for the three and nine months ended September 30, 2003, respectively, and 85.7% and 86.5% for the same period of the preceding year. The decrease in production volume in two of our facilities during the quarter was the primary reason for increase in our cost of goods sold as a percentage of sales compared to prior periods for both the three months and nine months period.

         Selling, general and administrative expenses increased by approximately $80,000 and $6,000 for the three and nine months ended September 30, 2003, respectively, compared to the same period of the preceding year. The selling, general and administrative expenses of $96,000 for Simclar Mexico facilities for the three months ended September 30, 2003, were higher than the total company's increase for three and nine months period ended September 30, 2003, compared to the prior year's periods, the reflecting the continual overall result of management's various cost reduction programs These expenses include fees and expenses of approximately $25,000 incurred in connection with the acquisition of Simclar Mexico.

         Interest expense decreased approximately $17,000 and $43,000 for the three and nine months ended September 30, 2003, respectively, compared to the same period of the preceding year, reflecting lower interest rates during the 2003 period. The LIBOR was 1.13% and 1.88% at September 30, 2003 and 2002, respectively.

         Income taxes increased by $125,000 and $419,000 for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. This increase resulted from the company utilizing the benefits of tax loss carryforwards benefits from prior years in the 2002 period.

SUBSEQUENT EVENT

         During October 2003 the company settled its litigation with Nexans, Inc. with a payment of $47,450 which was provided for in previous quarters' results of operations. For additional information on this legal matter please refer to page 19 of the company's 10-K report filed with the Securities and Exchange Commission on March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The company's cash and cash equivalents balance at September 30, 2003, was approximately $939,000 compared to approximately $1,537,000 at December 31, 2002. Net cash provided by operating activities was approximately $1,653,000 in the nine months ended September 30, 2003, compared to approximately $1,800,000 provided in the same period of the preceding year. The decrease in cash provided by operating activities was primarily due to the decrease in earnings for the period compared to the prior year's period.

         At September 30, 2003, the company's average days of sales outstanding in accounts receivable for the quarter was 50 days as compared to 47 days at September 30, 2002. The increase in average days of sales outstanding in accounts receivable is primarily due to the acquisition of Simclar Mexico and the reduced volume of business with a major customer during the quarter. Average inventory turnover was 3.5 and 3.7 times for the nine months ended September 30, 2003 and 2002, respectively. The decrease in inventory turnover is due primarily to the Simclar Mexico acquisition.

         Cash used in investing activities was approximately $1,572,000 in the nine months ended September 30, 2003, compared to approximately $173,000 used for investing activities in the same period of the preceding year. Cash used in investing activities was primarily for the acquisition of Simclar Mexico, less the proceeds from the settlement of the insurance claim from the building in Scotland.

         Cash used in financing activities was approximately $706,000 in the nine months ended September 30, 2003, compared to approximately $1,564,000 used in the same period of the preceding year. Cash used in financing activities was primarily for debt reduction. The company made all scheduled repayments on its long term debt during the period.

         On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. The financing included a $3,000,000 line of credit, which expired July 19, 2003, with an interest rate at LIBOR plus 1.5% for a one, three or six month period, at the company's election. The bank renewed the line of credit on the same terms, which now expires on September 30, 2004. The company elected the three-month interest period at 2.63% until October 24, 2003, after this date the rate is 2.69% until January 24, 2004. This line of credit had an outstanding balance of $1,750,000 at September 30, 2003. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of $5,250,000 at September 30, 2003.

         The credit facilities are collateralized by all the assets of the company, excluding Techdyne (Europe), and require affirmative and negative covenants be maintained by the company. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $10,500,000 and $11,000,000 after September 30, 2003; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, prohibit (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements,
(2) declaring or paying any dividends or making any other payments on the company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, any material change in any of the company's business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements. The Bank of Scotland consented to the Simclar Mexico acquisition on July 15, 2003.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprises an eight-year term loan repayable in quarterly payments of (pound)8,594 ($13,788) due in January, April, July and October of each year, with an interest rate of Bank of Scotland base rate plus 1.5% (effectively 5.4% at December 31, 2002). This term loan in the amount of (pound)214,844($319,999) was paid off on September 1, 2003.

         The company's ability to comply with bank covenants may be affected by changes in financial condition or results of operations, or other events beyond the company's control. The breach of any of these covenants would result in default under the company's credit facilities. At September 30, 2003, the company was in compliance with the bank covenants.

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

The following table summarizes the company's significant contractual obligations at September 30, 2003:


                          Total     Less than     1-3         4-5       Over 5
In thousands             Amounts     1 Year      Years       Years       Years
                         ------------------------------------------------------
Long-term debt           $5,255      $1,005      $2,000      $2,000      $  250
Operating leases
  (non-cancelable)        2,536         565         844         758         369
Bank line of credit       1,750       1,750          --          --          --
                         -------------------------------------------------------
Total contractual        $9,541      $3,320      $2,844      $2,758      $  619
                         =======================================================

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

         Effective January 1, 2003, the company adopted the provisions of SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 did not have any material impact on the company's financial position or results of operations.

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements"), which becomes effective for the company in October 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities ("VIE") in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements. The company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

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

         Sensitivity of results of operations to interest rate risks on investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which the company had invested approximately $39,000 at September 30, 2003.

         Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with the company's variable debt agreements, which totaled approximately $7,005,000 at September 30, 2003.

         The company has exposure to both rising and falling interest rates. A 1/2% decrease in rates on the company's investments at the end of the reporting period would be insignificant. A 1% increase in rates on the company's variable rate debt at the end of the reporting period would result in a negative impact of approximately $18,000 on results of operations.

         The company's exposures to market risks are impacted by changes in the foreign currency exchange rates relates to the company's European subsidiary whose results of liquidation, when translated into U.S. dollars, are impacted by changes in foreign exchange rate. A 10% strengthening of the U.S. dollar against the local Scottish currency, the pound, would have an insignificant impact on three months earnings. The company has not incurred any significant realized losses on exchange transactions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, the company would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

         As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the company's disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports.

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

                          PART II -- OTHER INFORMATION
                          -------    -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         Simclar, Inc. held special shareholders meeting on August 29, 2003 where the shareholders approved amending the company's articles of incorporation to change its name to "Simclar, Inc." The votes cast were 4,841,462 in favor, and none opposed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)  Exhibits

                                                    Description

              Exhibit 3.1    Amended and Restated Articles of Incorporation.
              Exhibit 10.1 Stock Purchase Agreement dated as of July 15, 2003, by and among Techdyne, Inc., as Buyer, and Ralph F. Silvers, Steven M. Breen, Douglas Kvalvog and Raymond Hill, as Sellers.
              Exhibit 10.2 Service Agreement between the Company and Simclar Group Limited, effective July 16, 2003
              Exhibit 31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Exhibit 31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Exhibit 32.1 Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                             Section 1350
              Exhibit 32.2 Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                             Section 1350

         (b) Reports on Form 8-K

              Current Report on Form 8-K dated July 16, 2003, reporting the acquisition of AG Technologies, Inc.

              Current Report on Form 8-K dated July 17, 2003 (amended on July 18, 2003), reporting a change in the registrant's certifying accountant.

              Current Report on Form 8-K dated August 14, 2003, reporting financial results for the quarter ending June 30, 2003.

              Current Report on Form 8-K dated September 4, 2003 where the company reported shareholders approval of the company's name change to Simclar, Inc. and the change in its ticker symbol to "SIMC."

ITEMS 1,2 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED
----------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SIMCLAR, INC.


                                      By /s/ Barry  J. Pardon
                                         ---------------------------------------
                                         BARRY J. PARDON, President


                                      By /s/David  L. Watts
                                         ---------------------------------------
                                         DAVID L. WATTS, Chief Financial Officer


Dated: November 14, 2003