Form 10-K
period 2003-12-31
SIMCLAR INC
filed 2004-03-30
CIK 764039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-14659

                                  SIMCLAR, INC.
             (Exact name of Registrant as specified in its charter)

                 FLORIDA                                   59-1709103
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                   2230 W. 77TH STREET, HIALEAH, FLORIDA 33016
          (Address of principal executive offices, including zip code)

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

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $3,624,995 on June 30, 2003.

         As of March 15, 2004, the Company had issued and outstanding 6,465,345 shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Information Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
                                     PART I

Item 1.    Business........................................................    1

Item 2.    Properties......................................................   17

Item 3.    Legal Proceedings...............................................   18

Item 4.    Submission of Matters to a Vote of Security Holders.............   18

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................   19

Item 6.    Selected Financial Data.........................................   19

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   20

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.......   30

Item 8.    Financial Statements and Supplementary Data.....................   30

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure........................................   30

Item 9A    Controls and Procedures.........................................   30

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............   32

Item 11.   Executive Compensation..........................................   32

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           And Related Stockholder Matters ................................   32

Item 13.   Certain Relationships and Related Transactions..................   32

Item 14.   Principal Accountant Fees and Services..........................   32

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K .......................................................   34

Signatures ................................................................   37

Independent Auditors Report on Supplemental Schedule.......................  S-1

Schedule II - Valuation and Qualifying Accounts............................  S-2

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

         We were incorporated in Florida in 1976, acquired by Medicore, Inc., our former parent, in 1982, and became a public company in 1985. Effective June 27, 2001, control of our company was acquired by Simclar International Limited (Simclar International), which then transferred its 71.3% ownership of our company to its parent, Simclar Group Limited (Simclar Group) both of which are private United Kingdom companies. Simclar International is engaged in the same electronic and electro-mechanical subcontract manufacturing industry as is our company. Effective September 2, 2003, we changed our name from Techdyne, Inc. to Simclar, Inc.

         Our executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. Our telephone number is (305) 556-9210. Our common stock is traded on the Nasdaq SmallCap Market (Ticker: SIMC).

ELECTRONIC MANUFACTURING INDUSTRY

         Until 2001, our industry exhibited significant year to year growth, due both to the growth in the overall electronics industry, and the steadily increasing number of OEMs deciding to outsource all or a significant portion of the production of their products. As a result of the general global recession beginning in 2001, and its magnified effect in the computer and telecommunications equipment segments, this recent pattern of growth in our industry was interrupted, and both our company and the industry as a whole experienced a decline in sales starting in 2001 and continuing through the third quarter of 2003. Beginning in the fourth quarter of 2003, our company and the industry began to experience a recovery in sales, which has continued into the first quarter of 2004. We are aggressively seeking new business opportunities with existing and new customers, but there is no assurance we will be successful in generating additional sales, particularly in this recessionary segment of the economy.

         We believe that the fundamental factors contributing to the growth of our industry in past years will lead to a resumption of the pattern of growth late in 2004. These factors include increased capital requirements for OEMs to acquire modern, highly automated manufacturing equipment, their continuing effort to reduce inventory costs and the relative cost advantages of contract manufacturers. Using outsourcing for their production of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, and improve inventory management and marketability. We believe OEMs will continue to rely on contract manufacturers, not only for partial component assemblies, but complete turnkey manufacturing of entire finished products. We also believe that OEMs will look more to contract manufacturers to provide a broader scope of value-added services, including manufacturing, engineering and test services.

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

BUSINESS STRATEGY

         We believe that the cost reductions and restructuring of our operations that we made in response to the continued economic downturn has put us in a better position to compete once the economy and our industry recovers. We also believe that our alliance with Simclar Group will allow us to expand our customer base, broaden our product lines and provide greater efficiencies in equipment, supplies, labor and manufacturing processes, both domestically and internationally.

         In response to industry trends, particularly in view of constantly changing and improving technology and, therefore, shorter product life cycles, we focus on product development and marketing in order to become a competitive provider of electronic contract manufacturing services for OEM customers. We continue to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products. We believe that creating and maintaining long-term relationships with customers requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility. Therefore, our strategy is to focus on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services. In 2004, we will also continue to target large contract manufacturers as potential customers.

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

         We believe that we can develop closer and more economically beneficial relationships with our customers through our geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, Ohio and Mexico. Our diverse locations have multiple advantages by helping satisfy costs, timely deliveries and local market requirements of our customers. We will continue to pursue expansion in different markets to better serve existing customers and to obtain additional new customers. In alliance with Simclar Group, we anticipate experiencing growth and ability to increase our global presence and competitive position.

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

         In pin-through-hole assembly production, electronic components with pins or leads are inserted through pre-drilled holes in a PCB and the pins are soldered to the electrical surface of a PCB. In surface mount technology production, electronic components are attached and soldered directly onto the surface of a circuit board, rather than inserted through holes. Surface mount technology components are smaller so they can be spaced more closely together and, unlike pin-through-hole components, surface mount technology components can be placed on both sides of a PCB. This allows for product miniaturization, while enhancing the electronic properties of the circuit. Surface mount technology manufacturing requires substantial capital investment in expensive, automated production equipment, which requires high usage. We are utilizing computerized testing systems in order to verify that all components have been installed properly and meet certain functional standards, that the electrical circuits have been properly completed, and that the PCB assembly will perform its intended functions.

         In 1997, we acquired Lytton Incorporated (Lytton), whose Ohio operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry. This expansion resulted in PCB manufacturing yielding approximately 68% and 66% of our sales revenues in 2003 and 2002, respectively. Lytton was merged into Simclar effective August 13, 2003.

         In July, 2003, we acquired all of the outstanding stock of AG Technologies, Inc. (now Simclar (Mexico) Inc.) which operates a manufacturing facility in Matamoros, Mexico, and which we currently operate through an indirect, wholly-owned subsidiary, Simclar de Mexico, S.A. de C.V. Our Matamoros facility provides PCB manufacturing capacity similar to our Ohio facility, but enables us to compete more effectively on medium and higher volume PCB orders. Simclar (Mexico) is an international value added provider of comprehensive electronic manufacturing services to OEM's serving the automotive, industrial controls, medical and power equipment industries. Simclar (Mexico)'s Mexican facility will enable us to be competitive in the higher volume arena for assembly in North America. Additionally, Simclar (Mexico) brings with it a list of customers in a broad range of industries and extensive manufacturing and design relationships in Asia.

         Cable and Harness Assemblies

         A cable is an assembly of electrical conductors insulated from each other, twisted around a central core and jacketed. Cables may be molded or non-molded.

         Simclar offers a wide range of custom manufactured cable and harness assemblies for molded and mechanical applications. These assemblies include multiconductor, ribbon, co-axial cable, and discrete wire harness assemblies. We use advanced manufacturing processes, in-line inspection and computerized automated test equipment.

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

         Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. Our cable sales comprised approximately 27% and 29% of total sales revenue for 2003 and 2002, respectively.

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

         Reworking and Refurbishing

         Customers provide us with materials and sub-assemblies acquired from other sources, which the customer has determined require modified design or engineering changes. We redesign, rework, refurbish and repair these materials and sub-assemblies.

         Contract manufacturing, reworking and refurbishing together amounted to approximately 5% of sales for each of 2003 and 2002. We believe that PCB sales and contract manufacturing could provide us with substantial increases in revenues over the next few years. Our affiliation with Simclar Group gives us access to a larger customer base and the ability to handle large customers both in the USA and Europe.

MANUFACTURING

         We manufacture components and products that are custom designed and developed to fit specific customer requirements and specifications. Such service includes computer integrated manufacturing and engineering services, quick-turnaround manufacturing and prototype development, materials procurement, inventory management, developing customer oriented manufacturing processes, tooling and test sequences for new products from product designs received from our customers or developed by Simclar from customer requirements. Our industrial, electrical and mechanical engineers work closely with our customers' engineering departments from inception through design, prototypes, production and packaging. We evaluate customer designs and, if appropriate, recommend design changes to improve the quality of the finished product, reduce manufacturing costs or other necessary design modifications. Upon completion of engineering, we produce prototype or preproduction samples. Materials procurement includes planning, purchasing and warehousing electronic components and materials used in the assemblies and finished products. Our engineering staff reviews and structures the bill of materials for purchase, coordinates manufacturing instructions and operations, and reviews inspection criteria with the quality assurance department. The engineering staff also determines any special capital equipment requirements, tooling and dies, which must be acquired.

         We attempt to develop a "partnership" relationship with many of our customers by providing a responsive, flexible, total manufacturing service. We have "supplier partnerships" with certain customers pursuant to which we must satisfy in-house manufacturing requirements of the customer that are based on the customer's need on a weekly basis based on a rolling quarterly forecast.

         Our PCB assembly operations are geared toward advanced surface mount technology. We provide the PCB production through state-of-the-art manufacturing equipment and processes and a highly trained and experienced engineering and manufacturing workforce. We also offer a wide range of custom manufactured cables and harnesses for molded and mechanical applications. We use advanced manufacturing processes, in-line inspection and testing to focus on process efficiencies and quality. The cable and harness assembly process is accomplished with automated and semi-automated preparation and insertion equipment and manual assembly techniques.

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

         At our Hialeah, Florida, Round Rock, Texas, and Matamoros, Mexico facilities, we maintain modern state-of-the-art equipment for crimping, stripping, terminating, soldering, sonic welding and sonic cleaning which permits us to produce conventional and complex molded cables. We also maintain a large assortment of standard tooling. New manufacturing jobs may require new tooling and dies, but most presses and related equipment are standard.

SUPPLIES AND MATERIALS MANAGEMENT

         Materials used in our operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, memory products, PCBs and plastic resins.

         The company procures components from a select group of vendors which meet our standards for timely delivery, high quality and cost effectiveness. In order to control inventory investment and avoid material obsolescence, components are generally ordered when we have a purchase order or commitment from our customer for the completed assembly. We use Enterprise Resource Planning (ERP) management technologies and manage our material pipelines and vendor base to allow our customers to increase or decrease volume requirements within established frameworks. We have Visual Manufacturing, Symix and Made 2 Manage computerized software systems providing us with material requirements planning, purchasing, and sales and marketing functions. See "Business Strategy" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We have improved our overall efficiency of manufacturing, particularly in the area of inventory management, including purchasing, which is geared more closely to current needs resulting in reduced obsolescence problems. We have recently experienced minor disruptions from shortages of materials or delivery delays from suppliers, but we believe that our present sources and the availability of our required materials are adequate. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

QUALITY AND PROCESS CONTROL

         Our Florida and Ohio facilities have received from independent quality assurance organizations the ISO 9001/2000 quality assurance designation, which is the international standard of quality with respect to all systems of operations, including, among others, purchasing, engineering, manufacturing, sales, inventory control and quality. Our other facilities (with the exception of Matamoros) hold the ISO 9002 quality designation, which is the predecessor to the ISO 9001/2000 standard. All of these facilities, as well as Matamoros, are in the process of obtaining their ISO 9001/2000 certifications, which are expected to be received by the end of the second quarter of 2004. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations. Quality control is essential to the company's operations since customers demand strict compliance with design and product specifications, and high quality production is a primary competitive standard vital to our services.

         Product components, assemblies and sub-assemblies manufactured by the company are thoroughly inspected visually and electronically to ensure all components are made to strict specifications and are functional and safe. Strict process controls relating to the entire manufacturing process are part of our standard operating procedure.

         Over the years, our product and manufacturing quality have received excellent ratings. Total quality, timely delivery and customer satisfaction is our philosophy. High levels of quality in every area of our operations are essential. Quality standards are established for each operation, performance tracked against those standards, and identifying workflow and implementing necessary changes to deliver higher quality levels. We maintain regular contact with our customers to ensure adequate information exchange and other activities necessary to ensure customer satisfaction and to support our high level of quality and on-time delivery. Any adverse change in our quality and process controls could adversely affect our relationships with customers and ultimately our revenues and profitability.

CUSTOMERS

         We serve a wide range of businesses, from emerging growth companies to multinational OEMs, involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. A significant portion of our revenues are distributed over the following industry segments:

                                                 Year Ended December 31,
                                       ----------------------------------------
                                          2003            2002           2001
                                          ----            ----           ----
Food preparation equipment                 23%             37%            23%
Data processing                            24%             23%            13%
Telecommunications                         14%              9%             9%
Military and government                     9%              8%           ___%
Instrumentation                            11%              4%            19%
Power Equipment                            13%            ___%           ___%

         We seek to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically a substantial percentage of our net sales have been to multiple locations of a small number of customers. Significant reductions or delays in sales to any of those major customers would have a material adverse effect on our results of operations. In the past, certain of our customers have terminated their manufacturing relationship with us, or significantly reduced their product orders. We cannot assure you that any of our major customers will not terminate or significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on our results of operations.

         We depend upon the continued growth, viability and financial stability of our customers, who in turn substantially depend on the growth of the personal computer, computer peripherals, communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of our customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or our customers in particular, could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay us for manufacturing services we have provided, our operating results and financial condition would be adversely affected. In 2003, 46.4% of our sales were made to numerous locations of five major customers.

         The table below sets forth the respective portion of sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of our sales in any respective period.

                               Percentage of Sales
                               -------------------

                                2003            2002           2001
                                ----            ----           ----
ITW Food Equipment Group         22%             36%            26%

MARKETING AND SALES

         We are continually pursuing expansion and diversification of our customer base. We are seeking to develop long term relationships by working closely with customers, starting with the initial product design and development stage, and continuing throughout the manufacturing and distribution process. Our principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through our sales managers and executive staff, and through independent sales representatives. Our operations generate sales through five regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are 13 in-house sales/marketing personnel in the United States, as well as parts of Mexico. In addition to sales through sales representatives and in-house sales personnel, sales are also generated through our website at http://www.simclar.com and through catalogues, brochures and trade shows.

         The independent manufacturer sales representatives, primarily marketing electronic and similar high-technology products, are retained under exclusive sales representative agreements for specific territories and are paid on a commission basis. Unless otherwise approved by Simclar, the sales representatives cannot represent any other person engaged in the business of manufacturing services similar to those of the company, nor represent any person who may be in competition with us. The agreements further prohibit the sales representative from disclosing trade secrets or calling on our customers for a period of six months to one year from termination of their agreement.

         Substantially all of our sales and reorders are affected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some production, such as for our Kanban and Pull programs, is accomplished under open purchase orders with components released against customer request.

BACKLOG

         At December 31, 2003 and 2002, our backlog of orders amounted to approximately $11,252,000 and $4,786,000, respectively. The increase in backlog reflects the addition of Simclar (Mexico) backlog as of December 31, 2003. At December 31, 2003 without the inclusion of Simclar (Mexico), our backlog of orders amounted to approximately $7,154,000. Based on past experience and relationships with our customers and knowledge of our manufacturing capabilities, we believe that most of our backlog orders are firm and should be filled within six months. Most of the purchase orders within which the company performs do not provide for cancellation. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be cancelled. However, based upon relationships with our customers, we occasionally allow cancellations and frequently the rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by the company may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

PATENTS AND TRADEMARKS

         We do not have nor do we rely on patents or trademarks to establish or protect our market position. Rather, we depend on design, engineering and manufacturing, cost containment, quality, and marketing skills to establish or maintain market position.

SEASONALITY

         Our business is not seasonal.

COMPETITION

         Simclar is a part of highly competitive electronic manufacturing services industry. We face competition from divisions of large electronics and high-technology firms, as well as numerous smaller specialized companies. Certain competitors may have broader geographic coverage and competitive price advantage based on their less expensive offshore operations, particularly in the Far East. Many of our competitors are larger and more geographically diverse and have greater financial, manufacturing and marketing resources than we have. Our main competitors in the PCB area include Vickers Electronics Systems, Diversified Systems, Inc., Epic Technologies, Inc., and others. We have numerous competitors in the cable and harness assembly market, including Volex Interconnect Systems, Inc., and Foxconn.

         We believe that we are favorably positioned with regard to primary competitive factors - price, quality of production, manufacturing capability, prompt customer service, timely delivery, engineering expertise, and technical support. We also believe that our affiliation with the Simclar Group enhances our competitive position internationally. However, recent consolidation trends in the electronic manufacturing services industry are resulting in changes in the competitive landscape. Increased competition could result in lower priced components and lower profit margins, or loss of customers, which could have a material adverse effect on our business, financial condition and result of operations. Compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structure, we may be operating at a cost disadvantage.

         Due to the number and variety of competitors, reliable data reflective to our competitive position in the electronic components and assembly industry is difficult to develop and is not known.

RESEARCH AND DEVELOPMENT

         We spend limited amounts on research and development efforts. Our products are generally manufactured to customer specifications.

GOVERNMENTAL REGULATION

         Our operations are subject to certain federal, state and local regulatory requirements relating to environmental waste management and health and safety matters. We believe that we comply with applicable regulations pertaining to health, safety and the use, storage and disposal of materials that are considered hazardous waste under applicable law. To date, our costs for compliance and governmental permits and authorizations have not been material. However, additional or modified requirements that may require substantial additional expenditures may be imposed in the future.

EMPLOYEES

         We presently have 314 employees located in our U.S. facilities and 224 employees located at our Mexican facility. 98 of our employees are employed as part time or temporary help. Approximately 467 of our employees are engaged in manufacturing, quality assurance, related operations and support activities, 30 are in material handling and procurement, 10 are in sales and marketing, 11 are in engineering, and 20 are in administrative, accounting and support activities.

         We have no unions in our U. S. facilities, but have two unions in our Matamoros facility. We believe that our relationships with our employees, both union and non-union, are good.

RISK FACTORS

         This Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed below.

The loss of a major customer would adversely affect us

         A substantial percentage, approximately 46.4% of our sales for the year ended December 31, 2003, has been to five customers, the loss of any of which would adversely affect us. A substantial portion of our sales (22.3%) is with one major customer, Illinois Tool Works (formerly PMI Foods Equipment Group) ("ITW"). There are no long-term contracts with any customer. Substantially all of our sales and reorders are subject to competitive bids. Sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles, and pricing and margin pressures. Additionally, certain of the industries served by us are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to our major customers or their products could have an adverse effect on us. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay.

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

Secured loans - existence of liens on certain assets

         All of our assets, except for those of Techdyne (Europe) and Simclar (Mexico), have been pledged as collateral for two bank loans. On October 24, 2001, we entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio. The financing included a $3,000,000 line of credit with an interest rate at LIBOR rate plus 1.5% for a one, three or six month period, at our election, and which expires September 30, 2004. We elected the three-month interest rate period at 2.69% until January 24, 2004. After this date the rate is 2.60% until April 24, 2004. This line of credit had an outstanding balance of $1,750,000 at December 31, 2003. The 2001 Bank of Scotland financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of $5,000,000 at December 31, 2003.

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

         In addition, our credit facilities require us to maintain:

         o   consolidated adjusted net worth greater than $11,000,000;
         o a ratio of consolidated assets to consolidated net borrowing not less than 1.75 to 1;
         o a ratio of consolidated trade receivables to consolidated net borrowing of not less than .75 to 1; and
         o a ratio of consolidated net income before interest, income taxes and management fees to total consolidated interest costs of not less than 2 to 1.

         Finally, without the prior written consent of the Bank of Scotland, our credit facilities prohibit us from:

         o granting or permitting a security agreement against our consolidated assets except for permitted security agreements;
         o declaring or paying any dividends or making any other payments on our capital stock;
         o consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business;
         o incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements;
         o undertaking any capital expenditures in excess of $1,000,000 in any one fiscal year;
         o   effecting any changes in ownership of our company;
         o making any material change in any of our business objectives, purposes, operation or taxes; and
         o incurring any material adverse event in business conditions as defined by the bank.

         Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt. At December 31, 2002, we were in violation of the covenant requiring a ratio of consolidated trade receivables to consolidated net borrowings of .75 to 1. Although the Bank of Scotland waived this default, and as of December 31, 2003 we were in compliance with all loan covenants and management believes that we will remain in compliance with our covenants for the remainder of 2004, there can be no assurance that defaults in these or other covenants will not occur in the future, nor can there be any assurance that our lender will waive future covenant violations. A default in the covenants would permit our lender to accelerate the maturity of our credit facilities and to sell the assets securing them, which could cause us to cease operations or seek bankruptcy protection.

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

We operate in a highly competitive industry and our business may be harmed by competitive pressures

         Manufacturing and assembly of electro-mechanical and electronic components is a highly competitive industry characterized by a diversity and sophistication of products and components. We compete with major electronics firms that have substantially greater financial and technical resources and personnel than we do. We also face competition from many smaller, more specialized companies. We believe the primary competitive factors are pricing, quality of production, prompt customer service, timely delivery, engineering expertise, and technical assistance to customers. Among this mix of competitive standards, we believe we are competitive with respect to delivery time, quality, price and customer service. Price sensitivity becomes a paramount competitive issue in recessionary periods, as we are now experiencing, and we may be at a competitive disadvantage with manufacturers with a lower cost structure, particularly off-shore manufacturers with lower labor and related production costs. To compete effectively, we must also provide technologically advanced manufacturing services, and respond flexibly and rapidly to customers' design and schedule changes. Our inability to do so could have adverse effects on us. Customers in our industry are price-sensitive and, particularly in the recent economic downturn, there is substantial pressure from customers to reduce our prices. Our ability to remain competitive depends on our ability to meet these customer and competitive price pressures while protecting our profit margins. We have been engaged in and will have to continue cost reductions in overhead, manufacturing processes, and equipment retooling, while maintaining product flow, inventory control, and just-in-time shipping to our customers. If we are unable to accomplish these factors, we will not be competitive, and our business and operating results will be adversely impacted.

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

Shortages of components specified by our customers would delay shipments and adversely affect our profitability

         Substantially all of our sales are derived from electro-mechanical and subcontract electronic manufacturing in which we purchase components specified by our customers. Industry-wide shortages of electronic components, particularly components for PCB assemblies, have occurred. We did not experience any substantial supply shortages in 2002 or 2003, but have experienced minor shortages in early 2004, which may increase as the world economy recovers and demand for electronic products increases. Should our industry experience a rapid recovery, shortages of components mostly likely will occur, and we may be forced to delay shipments, which could have an adverse effect on our profit margins and customer relations. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we typically bear the risk of component price increases that occur, which accordingly could adversely affect our gross profit margins. At times, we are forced to purchase components beyond customer demand on items which are in short supply. To the extent there is less customer demand or cancellations, we could have increased obsolescence. Due to the current difficult economic environment, there may be cut-backs and/or shut-downs of semi-conductor foundries, which could reinitiate component shortages.

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

Any one or combination of these factors can cause an adverse effect on our future annual and quarterly financial results. Fluctuations in our operating results could materially and adversely affect the market price of our common stock.

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

Simclar Group controls over 73% of our common stock and the affairs of our company

         Simclar Group acquired 71.3% of our common stock in June 2001, and controls the affairs of our company. In September 2001, Simclar Group announced its intention to acquire up to an additional 200,000 shares of our common stock. To date, Simclar Group has purchased 70,500 shares of our common stock in the open market, giving Simclar Group a 73.4% ownership of our company. Our common stock does not provide for cumulative voting, and therefore, the remaining shareholders, other than Simclar Group, will be unable to elect any directors or have any significant impact in controlling the business or affairs of our company. The concentration of ownership with Simclar Group may also have the effect of delaying, deterring or preventing a change in control of our company, and would make transactions relating to our operations more difficult or impossible without the support of Simclar Group.

The price of our shares is volatile

         The market price of our common stock has substantially fluctuated in the past, which resulted in its delisting from the Nasdaq National Market in 1992. In 1995, we completed a public offering of our common stock, which then was listed with the Nasdaq SmallCap Market and Boston Stock Exchange. On November 6, 1996, the common stock was relisted for trading on the Nasdaq National Market and delisted from the Boston Stock Exchange. On February 18, 2000, our common stock transferred to the Nasdaq SmallCap Market, since the market value of the public float was not equal to or greater than the minimum required for listing. The market price of our common stock has been as high as $5.00 in the 2nd quarter of 1998 to as low as $.52 in the fourth quarter of 2002. Our common stock has limited trading volume, and it closed at $2.65 on March 15, 2004.

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

We have not declared dividends, and our credit facilities prohibit us from paying dividends without written consent from our lender

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

         Our credit facilities prohibit us from paying any dividends without the written consent of the lender or making any other payments on our capital stock without the written consent of the lender. There can be no assurance that the lender will provide such consent.

Possible delisting of our stock

         Our common stock trades on the Nasdaq SmallCap Market. There are certain qualitative and quantitative criteria for continued listing on the Nasdaq SmallCap Market, known as continued listing requirements. Failure to satisfy any one of these continued listing requirements could result in our securities being delisted from the Nasdaq SmallCap Market. These criteria include at least two active market makers, maintenance of $2,500,000 of stockholders' equity (or alternatively, $35,000,000 in market capitalization or $500,000 in net income from operations in the latest fiscal year or 2 of the last 3 fiscal years), a minimum bid price for our common stock of $1.00, and at least 500,000 publicly held shares with a market value of at least $1,000,000, among others. Continued listing also requires compliance with the Nasdaq Stock Market's corporate governance listing criteria. Usually, if a deficiency occurs for a period of 30 consecutive trading days (10 consecutive trading days for failure to satisfy the minimum market capitalization requirement), the particular company is notified by Nasdaq and has a grace period in which to achieve compliance. If the company is unable to demonstrate compliance after the expiration of any applicable grace period, the security is subject to delisting. The security might be able to trade on the Nasdaq Over-The-Counter Bulletin Board, a less transparent trading market which may not provide the same visibility for the company or liquidity for its securities, as does the Nasdaq SmallCap Market. As a consequence, an investor may find it more difficult to dispose of or obtain prompt quotations as to the price of our securities, and may be exposed to a risk of decline in the market price of our common stock.

         The Nasdaq SmallCap Market requires that we maintain a minimum market value of public float of $1,000,000 for continued listing on the Nasdaq SmallCap Market. The publicly trading shares, exclusive of any affiliate ownership, which is the float for our common stock, is approximately 1,632,725 shares, and as the closing price of our shares on March 15, 2004 was $2.65, we currently satisfy that maintenance requirement.

         Our common stock has traded as low as $.52 in the fourth quarter of 2002, and has limited trading volume. There is the risk of being delisted from the Nasdaq SmallCap Market should our common stock fail to maintain a minimum bid price of $1.00 per share for 30 consecutive days, or we fail to meet other continued listing requirements. Continued satisfaction of certain of the Nasdaq SmallCap listing continued listing requirements is beyond our control. There is no assurance that we will continue to satisfy the continued listing maintenance criteria, which, without a timely cure, could cause our securities to be delisted from the Nasdaq SmallCap Market.

ITEM 2.  PROPERTIES

         The following chart summarizes the principal properties leased by the company:

SPACE                             PROPERTY                          TERM
-----                             --------                          ----

16,000 sq. ft.                    2230 W 77th St.                   10 yrs. to August 31, 2010
(exec. offices, mfg.)             Hialeah, FL

12,000 sq. ft.                    2230 W 77th St.                   10 yrs. to August 31, 2010
(mfg., warehouse)                 Hialeah, FL

5,500 sq. ft.                     171 Commonwealth Ave.             3 yrs. to March 31, 2005
(mfg., offices)                   Attleboro, MA

18,225 sq. ft.                    800 Paloma Dr.                    1 yr. to May 31, 2004
(mfg., office, warehouse)         Round Rock (Austin), TX(1)

77,800 sq. ft.                    1784 Stanley Ave.                 5 yrs. to July 31, 2007
(mfg., office, warehouse)         Dayton, Ohio(2)

16,000 sq. ft.                    2685 N. Coria                     5 yrs. to October 31, 2004
(office, warehouse)               Brownsville, TX

37,919 sq. ft.                    Parque Industrial CYLSA           5 yrs. to July 15, 2006
(mfg., office, warehouse)         Matamoros, Mexico

(1) 3,000 square feet of this location is sub-leased to Champion Temporaries, Inc.
(2) We have a right of first refusal and an option to purchase these premises.

         We maintain state-of-the-art manufacturing, quality control, testing and packaging equipment at all of our facilities.

         We believe that our equipment and facilities are suitable and adequate for our current operations and provide us with the productive capacity we need for our current business levels. We utilize approximately 50% of the capacity of each of our facilities on a one shift schedule for our business.

         We are subject to a variety of environmental regulations relating to our manufacturing processes and facilities. See "Government Regulation" and "Risk Factors" under Item 1, "Business."

ITEM 3.  LEGAL PROCEEDINGS

         We are a party in a pending proceeding entitled Lemelson Medical Education & Research Foundation, Limited Partnership v. Esco Electronics Corporation, et al., initiated in August 2000, pending in the United States District Court for the District of Arizona. Lemelson brought a suit against 91 named defendants, including our company, for infringement of a variety of patents owned by Lemelson, primarily relating to Lemelson's machine vision and bar code scanning patents. Each of the defendants is involved, as is our company, in the manufacture of electronic or semiconductor products. Lemelson simultaneously filed similar lawsuits in the same court against approximately another 350 defendants in different categories of electronic manufacturing.

         This matter has been referred to patent counsel, who filed jointly with the majority of the other named defendants, a motion to stay any further proceedings pending the resolution of a motion for summary judgment addressing the issue of the equitable defense of "prosecution laches" in an unrelated action entitled Lemelson v. Symbol Technologies, Inc. The equitable defense of prosecution laches is based on the assertion that Lemelson filed initial patent applications with USPTO in the 1950s and continued the patent prosecution through the 1990s continually amending his applications to include products and methods that have become prevalent in the market. In February 2002, the Federal Court of Appeals in the Symbol Technologies case found that prosecution laches is a viable defense to patent infringement claims. This determination is favorable and could minimize or totally negate Lemelson's claim.

         Additionally, on March 29, 2001, the court issued an order to stay this litigation pending the entry of a final non-appealable judgment in earlier-filed actions involving the same patents. In January 2004, the court in these earlier-filed actions ruled that the patents at issue were invalid, unenforceable and not infringed by bar code scanners and machine vision reading systems very similar to the bar code scanners and machine vision reading systems used by us. Lemelson may appeal this decision.

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

         We are also a defendant in an adversary proceeding pending in the Bankruptcy Court for the Northern District of California; Case No. 03-4470. Electro Mechanical Solutions, Inc., one of the debtors in bankruptcy case number 01-44263, has sued us to recover alleged preferential transfers in the sum of $270,661. We have filed an answer in the adversary proceeding and are presently attempting to settle the matter. At this early stage of the litigation, we are unable to predict whether or in what amount the litigation will result in any liability to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The table below reflects the high and low closing sales prices for our common stock, which trades under the symbol "SIMC", formerly under the symbol "TCDN", as reported by the Nasdaq SmallCap Market. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

         2002
         ----
                                        High                 Low
                                        ----                 ---
         1st Quarter                    $1.15                $ .95
         2nd Quarter                    $1.40                $1.00
         3rd Quarter                    $1.77                $ .76
         4th Quarter                    $1.50                $ .52


         2003
         ----
                                        High                 Low
                                        ----                 ---
         1st Quarter                    $1.32                $1.05
         2nd Quarter                    $2.35                $1.25
         3rd Quarter                    $3.10                $2.00
         4th Quarter                    $3.14                $2.12

         At March 15, 2004, the closing sales price of our common stock was $2.65.

         At March 15, 2004, we had 63 shareholders of record and, based upon data obtained from our transfer agent, we have over 500 beneficial owners of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             Years Ended December 31,
                                   ------------------------------------------------------------------------------
                                    2003             2002              2001             2000              1999
                                    ----             ----              ----             ----              ----
Revenues                           $ 36,187         $ 33,720          $ 37,042          $52,767           $48,383
Net  income (loss)                    1,106            1,390            (2,806)             565               303
Earnings (loss) per share:
    Basic                          $    .17         $    .21          $   (.43)         $   .09           $   .05
    Diluted                        $    .17         $    .21          $   (.43)         $   .09           $   .05


                         CONSOLIDATED BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                                December 31,
                                   ------------------------------------------------------------------------------
                                    2003             2002              2001             2000              1999
                                    ----             ----              ----             ----              ----
Working capital                    $ 11,806         $ 10,018          $  8,859          $12,443           $10,986
Total assets                         25,672           22,168            21,209           27,876            26,796
Long-term debt (1)                    6,500            5,315             6,371            8,582             7,962
Total liabilities                    13,911           11,797            12,230           16,295            15,631
Stockholders' equity                 11,761           10,371             8,979           11,581            11,165

--------------------
(1) Includes advances from Medicore in 1999.

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

         The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by our company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as we have experienced throughout 2002 and 2003, could have a material adverse effect on our business, financial condition and results of operations. Our 2003 operating results continued to be adversely impacted by the severe instabilities experienced during the last three years in the telecommunication industry, although we began to see conditions improve in the fourth quarter of 2003. We typically do not obtain long-term volume purchase contracts from our customers, but rather we work with our customers to anticipate future volumes of orders. Based upon such anticipated future orders, we will make commitments regarding the level of business we want and can accomplish given the current timing of production schedules and the levels of and utilization of facilities and personnel. Occasionally, we purchase raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general, which orders are already made or anticipated. Any significant cancellations, reductions or order delays could adversely affect our results of operations.

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

         During periods of recession in the electronics industry, as we have experienced in 2001, 2002 and 2003, our competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronic OEMs, who may become more price sensitive.

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

2003 COMPARED TO 2002

         Consolidated revenues increased approximately $2,496,000 (7.4%) for the year ended December 31, 2003, compared to the preceding year. The acquisition of AG Technologies, Inc. in July 2003, generated $5,178,000 of increased sales. Improvements in the computer peripherals and telecommunication industries provided an increase in sales of $1,827,000 in 2003 over 2002. Soft demand in the food preparation industry decreased sales by $3,994,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002. Interest and other income increased approximately $86,000 primarily due to the gain on the disposition of a building in Scotland in the year ended December 31, 2003, compared to the preceding year.

         Approximately 46% of our consolidated sales for 2003 were made to five customers. Illinois Tool Works ("ITW") (22%) is the only customer that accounts for more than 10% of our total sales. The loss of or substantial reduction of sales to any major customer would have an adverse effect on our operations if such sales were not replaced. See Item 1, "Business-Customers."

         Cost of goods sold as a percentage of sales amounted to 87% for the year ended December 31, 2003, and 86% for the preceding year. The 1% increase in cost of goods sold as a percentage of sales was attributable to the different mix of business at our Matamoros, Mexico facility. At the remaining four manufacturing locations, cost of goods sold as a percentage of sales remained the same at 86% for the years ended December 31, 2003 and 2002.

         Selling, general and administrative expenses increased by approximately $236,000 (9%) for the year ended December 31, 2003, compared to the preceding year, and amounted to approximately 9% of sales for 2003 and 2002, respectively. The increase in 2003 was due primarily to the cost added with the acquisition of Simclar (Mexico) in July 2003.

         We recorded a one time charge of approximately $171,000 in 2003 related to the write-off of the accumulated foreign currency transaction account due to the substantial liquidation of our wholly-owned subsidiary, Techdyne (Europe), in the fourth quarter of 2003.

         Interest expense decreased approximately $71,000 for the year ended December 31, 2003, compared to the preceding year, reflecting the decreased borrowings due to our profitable operations, along with declining interest rates during the year. The LIBOR three month interest rate was 1.13% and 1.35% at December 31, 2003 and 2002, respectively.

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

         Cost of goods sold as a percentage of sales amounted to 86% for the year ended December 31, 2002, and 94% for the preceding year. We experienced favorable operating cost reductions of approximately $2,601,000 as a result of closing the Techdyne (Europe) manufacturing facility in May 2001 as compared to our previous year's operating costs. The reorganization of three manufacturing facilities during the second half of 2001 provided reduced operating costs of approximately $1,126,000 for the year ended December 31, 2002. Lower component costs during the second half of 2002 added additional savings to the improvement of our gross margins for 2002 as compared to 2001.

         Selling, general and administrative expenses, although decreasing by approximately $1,043,000 (7%) for the year ended December 31, 2002, compared to the preceding year, amounted to approximately 9% of sales for 2002 and 11% of sales for 2001. The decrease in 2002 was due primarily to the reduction in the costs of support personnel and marketing personnel implemented during the third and fourth quarters of 2001, and to the closing of the Techdyne (Europe) manufacturing facilities in May 2001. We recorded a one time charge of $304,000 in 2001 related to the forgiveness of stock option notes and related accrued interest (see Item 1, Recent Developments) as well as bonuses for certain officers and directors, all as a result of the sale of the company to Simclar Group in June 2001.

         Interest expense decreased approximately $302,000 for the year ended December 31, 2002, compared to the preceding year reflecting the decreased borrowings due to our profitable operations and to the reductions in inventories, along with declining interest rates during the year. The three month LIBOR was 1.35% and 1.88% at December 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balances at December 31, 2003 were approximately $230,000, compared to approximately $1,537,000 at December 31, 2002. Net cash provided by operating activities was approximately $1,010,000 in 2003 compared to approximately $2,761,000 in 2002. The decrease in cash provided from operating activities in 2003 as compared to 2002 was due primarily to a decrease in net income and an increase in inventories. The reduction in net income resulted from higher income tax provision and the write-off of the accumulated foreign currency translation account in the period ended December 31, 2003, compared to the preceding year. The increase in inventories was due to the increase in sales at the Hialeah and North Attleboro facilities.

         At December 31, 2003, our average days sales outstanding was 49 days as compared to 48 days at December 31, 2002. The increase of our average days sales outstanding is primarily the result of a 15% increase in our sales to the telecommunications industry in 2003, compared to 2002. Average inventory turnover was 3.4 and 3.9 times for the years ended December 31, 2003 and 2002, respectively. The decrease in inventory turnover is primarily due to slowdown in sales to our food preparation equipment customers during 2003 as compared to 2002.

         Cash flows used in investing activities decreased approximately $347,000 in 2003 to $1,457,000 as compared to approximately $1,804,000 in 2002.
Cash used in investing activities was primarily for the acquisition of Simclar (Mexico), less the proceeds from the settlement of the insurance claim from the fire loss of the building in Scotland and proceeds from the sale of land in Scotland. We have a capital expenditure budget of $358,000 for 2004.

         Cash flow used in financing activities was approximately $1,083,000 in 2003 as compared to cash flow used in 2002 of approximately $443,000. The cash flow was used to reduce our long-term loan from the Bank of Scotland.

         On October 24, 2001, we entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio. The financing included a $3,000,000 line of credit with an interest rate at LIBOR rate plus 1.5% for a one, three or six month period, at our election, and which expires September 30, 2004. We elected the three-month interest rate period at 2.69% until January 24, 2004. After this date the rate is 2.60% until April 24, 2004. This line of credit had an outstanding balance of $1,750,000 at December 31, 2003. The 2001 Bank of Scotland financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of $5,000,000 at December 31, 2003.

         All of the assets of Simclar, except for the assets of Techdyne (Europe) and Simclar (Mexico), collateralize the credit facilities. The credit facilities require affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $11,000,000; ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others include (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements,
(2) declaring or paying any dividends or making any other payments on our capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, any material change in any of our business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements.

         Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt. At December 31, 2003, we were in compliance with all of the bank's financial covenants. Management believes we will continue to be in compliance with our covenants in 2004. A default of the covenants would permit our lender to accelerate the maturity of our credit facilities and to sell the assets securing them, which would cause us to cease operations and seek bankruptcy protection.

         On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprised an eight-year term loan repayable in quarterly payments of (pound)8,594 ($13,788) due in January, April, July and October of each year, with an interest rate of Bank of Scotland base rate plus 1.5% (effectively 5.4% at December 31, 2002). This term loan in the amount of (pound)214,844 ($319,999) was paid off on September 1, 2003.

         We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at December 31, 2003:

                              Total    Less than     1-3        4-5     Over 5
In thousands                 Amounts     1 Year     Years      Years     Years
                            ----------------------------------------------------

Long-term debt               $ 5,000    $ 1,000    $ 2,000    $ 2,000    $   --
Operating Leases
(non-cancelable)               2,609        692      1,134        509       274
Bank line of credit            1,750      1,750         --         --        --
                            ----------------------------------------------------
Total commitments            $ 9,359    $ 3,442    $ 3,134    $ 2,509    $  274
                            ====================================================

Unused bank line of credit   $ 1,250    $ 1,250    $    --    $    --    $    --
                            ----------------------------------------------------
Total commitments            $ 1,250    $ 1,250    $    --    $    --    $    --
                            ====================================================

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2003, the company adopted the provisions of SFAS No. 145 which updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have any material impact on the company's financial position or results of operations.

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

         Effective January 1, 2003, the company adopted the provisions of Financial Accounting Standards Board, ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The adoption of FIN No. 45 did not have any material impact on the company's financial position or results of operations.

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements"), which became effective for the company in October 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities ("VIE") in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements. The company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

         ALLOWANCE FOR INVENTORY OBSOLESCENCE--We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unusable in the manufacturing operations due to loss of a specific customer or a customer's product changes or discontinuations. Based on historical and projected sales information and concentration of customers, we believe that the allowance is adequate. However, changes in general economic, business and market conditions could cause customers to cancel, reduce or reschedule orders. These changes could affect the company inventory turn over; therefore, the allowance for inventory obsolescence is reviewed monthly and changes to the allowance are updated as new information is received.

         INCOME TAXES--Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

         IMPAIRMENT OF LONG-LIVED ASSETS--In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used. See "Long-Lived Asset Impairment" in Note 1 to our consolidated financial statements included in this Report.

         Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate.

         We performed the annual test for goodwill impairment related to the Lytton Inc. acquisition. These tests were performed at the reporting unit level. In the test, we determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

         In performing the tests for impairment, we made assumptions about future sales and profitability. In estimating expected future cash flows related to the Lytton Inc. assets, we used internal forecasts that were based upon actual results, assuming an average revenue growth of 5 % per year and minimal increases in gross margin.

         At the time of the impairment test, the carrying value of net assets for Lytton Inc. was $9,316,000. If our estimate of expected future cash flows had been 10% lower, the expected future cash flows would still have exceeded the carrying value of the assets by $5,862,000, including goodwill.

         The most critical estimates, in order of significance, used in the impairment test include (1) estimated revenue growths, (2) the terminal value assumed, and (3) the discount rate applied.

         We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on Lytton's reported asset values. Such events may include strategic decisions made in response to economic conditions relative to operations and the impact of technology, economic conditions, and industry trends on our customer base.

         REVENUE RECOGNITION-- Our sales are primarily derived from product manufacturing including, but not limited to, finished molded and non-molded cables, wiring harnesses, printed circuit board assemblies, electro-mechanical and electronic assemblies. Revenue is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product. The selling price of the product is fixed and the ability to collect for the sale to the customer is reasonably assured when the product is shipped.

         Revenue from contract manufacturing, rework and refurbishing is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point.

         BUSINESS COMBINATIONS--We are required to allocate the purchase price of acquired business to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. We used outside sources of information to complete a valuation to assist in determining the fair value of assets acquired and liabilities assumed for the acquisition of AG Technologies, Inc. completed during 2003. Such valuations require us to make significant estimates and assumptions, especially related to intangible assets. The purchased intangible assets were recorded by us for the 2003 acquisition at the fair value assigned.

         Critical estimates were used in valuing certain intangible assets and plant and equipment include but are not limited to: future expected cash flows from acquired customers continuing sales; and the expected useful life of plant and equipment. Our estimates are based upon assumptions we believe are reasonable, but which are inherently uncertain and unpredictable; as a result, actual results may differ from estimates.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Report includes certain forward-looking statements with respect to our company and our business that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as anticipate, believe, plan, estimate, expect, intend, project and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors include changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which we operate, including, in particular, the impact of our nation's current war on terrorism could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Report. Further, information on other factors that could affect the financial results of Simclar, Inc. is included in the company's other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Simclar, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which we had approximately $39,000 invested at December 31, 2003.

         Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $6,750,000 at December 31, 2003.

         We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our year-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our year-end variable rate debt would result in a negative impact of approximately $68,000 on our operations.

         Our exposure to market risks from foreign currency exchange rates is minimal due to the closing of Techdyne (Europe) in May 2001 and our transfer of all Techdyne (Europe) operating assets to Simclar Group in February 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our financial statements, and the related notes, together with the reports of Battelle & Battelle, LLP dated March 23, 2004, and
PricewaterhouseCoopers, LLP dated March 27, 2003, are set forth at pages F-4 through F-8 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         PricewaterhouseCoopers, LLP resigned as our independent accountants effective July 16, 2003. We engaged new independent accountants, Battelle & Battelle, LLP, for our annual audit for our 2003 fiscal year. This matter was previously reported by us on the Current Report on Form 8-K dated July 17, 2003, filed with the Securities and Exchange Commission on July 17, 2003.

         During the two fiscal years ended December 31, 2002 and 2001 and the subsequent interim period to the date of July 17, 2003, we had no disagreements with PricewaterhouseCoopers, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, nor any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission. Additionally, the reports of PricewaterhouseCoopers, LLP on our financial statements for those same periods contained no adverse opinion or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-K, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or perceived weaknesses in such controls.

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is included under the caption, "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS" in our Information Statement relating to our 2004 annual meeting of shareholders to be held on June 4, 2004, and is incorporated herein by reference.

         We have adopted a code of conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics will be posted on our website at www.simclar.com by the date of the our annual meeting of shareholders, June 4, 2004, or shortly thereafter. Until that time, the code of conduct and ethics may be obtained free of charge by writing to Simclar, Inc., Attn: Chief Financial Officer, 2230 W. 77th Street, Hialeah, Florida, 33016.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is included under the caption, "EXECUTIVE COMPENSATION" in our Information Statement relating to our 2004 annual meeting of shareholders to be held on June 4, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is included under the caption, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "Equity Compensation Plan Information" in our Information Statement relating to our 2004 annual meeting of shareholders to be held on June 4, 2004, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the caption, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our Information Statement relating to our 2004 annual meeting of shareholders to be held on June 4, 2004, and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered by Battelle & Battelle LLP, for the audit of our annual consolidated financial statements for 2003 and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2003 were $83,500 (including direct engagement expenses). The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual consolidated financial statements for 2002 and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal year were $72,440 (including direct engagement expenses).

         AUDIT-RELATED FEES. The aggregate fees billed by Battelle & Battelle LLP for audit-related services rendered for us for 2003 were $-0-. The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services rendered for us and our subsidiaries for 2002 were $-0-. Audit-related fees generally include fees for benefit plan audits, due diligence services, etc.

         TAX FEES. The aggregate fees billed by Battelle & Battelle LLP for tax-related services rendered for us for 2003 were $17,000. The aggregate fees billed by PricewaterhouseCoopers LLP for tax-related services rendered for us and our subsidiaries for 2002 were $12,600. The tax-related services were all in the nature of tax compliance and tax planning.

         ALL OTHER FEES. The aggregate fees billed for services rendered to us by Battelle & Battelle LLP and PricewaterhouseCoopers LLP, other than the audit services, audit-related services, and tax services, were $-0- for 2003 and $-0-for 2002, respectively.

         PRE-APPROVAL POLICY. Our Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor or other registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by our Audit Committee prior to completion of the audit.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

               (1) The following financial statements are filed as part of this Annual Report on Form 10-K:

               Independent Auditors' Report.

               Consolidated Balance Sheets as of December 31, 2003 and 2002.

               Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

               Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

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

               (3)   Exhibits:

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION
------                               --------------------

3(i) Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed November 14, 2003).

3(ii)           By-Laws (incorporated by reference to the Company's Form SB-2,
                Part II, Item 27, 3(b)), as amended June 27, 2001 (incorporated by reference to the Company's Form S-3 Registration dated January 23, 2002, Registration No. 333-81270, Part II, Item 16, 99(i)).

4(i)       *    Form of Common Stock Certificate.

10(i) Lease Agreement between the Company and Medicore, Inc. dated August 29, 2000 (incorporated by reference to Medicore Inc.'s Current Report on Form 8-K dated September 1, 2000).

10(ii) Employment Agreement between the Company and Barry Pardon dated September 27, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000,
                Part IV, Item 14(a), 10(iii)).

10(iii)    *    Letter Agreement between Barry Pardon and the Company
                regarding amendment to Employment Agreement

10(iv) Form of 1997 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 1997 ("June 11, 1997 Form 8-K"), Item 7(c)(4)(i)).

10(v) Form of 1997 Incentive Stock Option (incorporated by reference to the Company's June 11, 1997 Form 8-K, Item 7(c)(4)(ii)).

10(vi) Form of 1997 Non-Qualified Stock Option (incorporated by reference to the Company's June 11, 1997 Form 8-K, Item 7(c)(4)(iii)).

10(vii) Lease Agreement between the Company and Route 495 Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter of 1997, Item 6(a), Part II(10)).

10(viii) Lease Agreement between the Company and PruCrow Industrial Properties, L.P., dated April 30, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1997 ("June 1997 Form 8-K"), Item 7(c)(10)(i)).

10(ix)     *    Lease between the Company and Stanley Avenue Properties, Ltd., dated July 31, 1997

10(x)      *    Lease Agreement between the Simclar (Mexico) and Consorcio
                Inmobiliario Del Noreste, S.A. DE C.V., dated July 16, 2001

10(xi)     *    Commercial Lease between Simclar (Mexico) and Fleet Management
                Co., dated October 1, 1999

10(xii) Sublease between the Company and United Consulting Group dated August 23, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999;
                Part IV, Item 14(a)(10)(xiv).

10(xiii) Amended Consent to Sublease between the Company, United Consulting Group, Inc., and United Computing Group, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Part IV, Item 14(a), 10(xxv)).

10(xiv) Management Agreement between Techdyne (Europe) Limited and Simclar International Limited dated May 3, 2001 (incorporated by reference to the Company's Amended Quarterly Report on Form 10-Q for the first quarter of 2001, Item 6(a)(99)(i)).

10(xv) Facility Letter, dated October 2, 2001, for the Company's financing with the Bank of Scotland (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 2001, Item 6(a)10(a)).

10(xvi) Working Capital Facility Letter, dated October 21, 2001, for the Company's Financing with the Bank of Scotland (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 2001, Item 6(a)10(b)).

10(xvii)   *    Letter Agreement with the Bank of Scotland dated January 17,
                2003

10(xviii)  *    Letter Agreement with the Bank of Scotland dated November 10,
                2003

10(xix) Service Agreement between the Company and Simclar Group Limited, effective July 16, 2003 (incorporated by reference to Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q filed November 14, 2003).

10(xx) Minute of Agreement between Techdyne (Europe) Limited and Simclar International Limited, effective February 28, 2002 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10(xv))

21         *    Subsidiaries of the registrant.

23.1       *    Consent of Battelle & Battelle LLP.

23.2       *    Consent of PricewaterhouseCoopers LLP.

24         *    Powers of Attorney.

31.1       *    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       *    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       *    Certification of Chief Executive Officer of Periodic Financial
                Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2       *    Certification of Chief Financial Officer of Periodic Financial
                Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

                                        SIMCLAR, INC.

Date:   March 30, 2004                  By:   /s/ Barry J. Pardon
                                           ------------------------------------
                                        Barry J. Pardon, President and Director

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

Name                                                 Title                                     Date
----                                                 -----                                     ----

Samuel Russell*                               Chairman of the Board of Directors
----------------------------------------      and Chief Executive Officer                 March 30, 2004
Samuel Russell

/s/  Barry J. Pardon                          President and Director                      March 30, 2004
----------------------------------------      (principal executive officer)
Barry J. Pardon

John Ian Durie*                               Vice-President (Finance) and                March 30, 2004
----------------------------------------      Director
John Ian Durie

David L. Watts*                               Chief Financial Officer and                 March 30, 2004
----------------------------------------      Secretary
David L. Watts                                (principal financial and principal
                                              accounting officer)

James A. Clark*                               Director                                    March 30, 2004
----------------------------------------
James A. Clark

Christina M. J. Russell*                      Director                                    March 30, 2004
----------------------------------------
Christina Margaret Janet Russell

Thomas Foggo*                                 Director                                    March 30, 2004
----------------------------------------
Thomas Foggo

Kenneth Greenhalgh*                           Director                                    March 30, 2004
----------------------------------------
Kenneth Greenhalgh

*By:   /s/  Barry J. Pardon
    ------------------------------------------
       Barry J. Pardon, Attorney-in-Fact

                         SIMCLAR, INC. AND SUBSIDIARIES

                                FORM 10-K--ITEM 8

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Simclar, Inc. and subsidiaries are included in Item 8:

                                                                            Page
                                                                            ----
Consolidated Balance Sheets - December 31, 2003 and 2002  ................   F-4

Consolidated Statements of Operations - Years ended December 31,
  2003, 2002 and 2001  ...................................................   F-6

Consolidated Statements of Stockholders' Equity - Years ended
  December 31, 2003, 2002 and 2001  ......................................   F-7

Consolidated Statements of Cash Flows - Years ended December 31,
  2003, 2002 and 2001  ...................................................   F-8

Notes to Consolidated Financial Statements ...............................   F-9

The following financial statement schedule of Simclar, Inc. and subsidiaries is included

Schedule II - Valuation and qualifying accounts...........................   S-2

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Simclar, Inc. and Subsidiaries
Hialeah, FL

         We have audited the accompanying consolidated balance sheet of Simclar, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows, for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simclar, Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Battelle & Battelle LLP
---------------------------
Battelle & Battelle LLP
Dayton, Ohio
March 23, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Simclar, Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page F-1 present fairly, in all material respects, the financial position of Simclar, Inc. and its subsidiaries (formerly known as Techdyne, Inc.) at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PRICEWATERHOUSE LLP

March 27, 2003
Dayton, Ohio

                         SIMCLAR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,    December 31,
                                                               2003            2002
                                                           ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ............................   $    230,183    $  1,536,965
  Accounts receivable, less allowances of $279,000 and
    $244,000 at December 31, 2003 and 2002, respectively      5,726,814       4,473,938
  Amounts receivable from major stockholder, net .......      2,048,921       1,944,669
  Inventories, less allowances for obsolescence
    of $1,421,000 and $1,115,000 at December 31,
    2003 and 2002, respectively ........................      9,753,301       7,431,382
  Prepaid expenses and other current assets ............        309,360          92,637
  Deferred income taxes ................................        857,600         709,400
                                                           ------------    ------------
             Total current assets ......................     18,926,179      16,188,991
                                                           ------------    ------------
Property and equipment:
  Land and improvements ................................             --         174,120
  Buildings and building improvements ..................             --         672,359
  Machinery, computer and office equipment .............      7,268,046       6,417,050
  Tools and dies .......................................        283,828         259,453
  Leasehold improvements ...............................        677,113         679,183
                                                           ------------    ------------
                                                              8,228,987       8,202,165
  Less accumulated depreciation ........................      5,733,519       5,186,660
                                                           ------------    ------------
                                                              2,495,468       3,015,505
Deferred expenses and other assets, net ................             --           8,692
Goodwill ...............................................      4,234,113       2,954,995
Intangibles, net .......................................         18,000              --
                                                           ------------    ------------
                                                           $ 25,673,760    $ 22,168,183
                                                           ============    ============


                 See notes to consolidated financial statements

                         SIMCLAR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,    December 31,
                                                               2003            2002
                                                           ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Line of credit .......................................   $  1,750,000    $  1,500,000
  Accounts payable .....................................      2,960,279       2,188,700
  Accrued expenses .....................................        914,916         889,356
  Accrued income taxes .................................        496,645         519,617
  Current portion of long-term debt ....................      1,000,000       1,073,429
                                                           ------------    ------------
          Total current liabilities ....................      7,121,840       6,171,102
Long-term debt .........................................      4,000,000       5,314,753
Deferred trade accounts payable ........................      2,500,000              --
Deferred income taxes ..................................        290,900         310,800
                                                           ------------    ------------
          Total liabilities ............................     13,912,740      11,796,655
                                                           ------------    ------------
Commitments and contingencies ..........................             --              --
Stockholders' equity:
  Common stock, $.01 par value, authorized
    10,000,000 shares; issued and outstanding
    6,465,345 and 6,556,990 shares at December 31,
    2003 and 2002, respectively ........................         64,653          65,570
  Capital in excess of par value .......................     11,446,087      11,592,995
  Retained earnings (accumulated deficit) ..............        251,458        (854,863)
  Accumulated other comprehensive loss .................         (1,178)       (224,349)
  Notes receivable from options exercised ..............             --        (207,825)
                                                           ------------    ------------
             Total stockholders' equity ................     11,761,020      10,371,528
                                                           ------------    ------------
                                                           $ 25,673,760    $ 22,168,183
                                                           ============    ============



                 See notes to consolidated financial statements

                         SIMCLAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Year Ended December 31,
                                                      --------------------------------------------
                                                           2003            2002              2001
                                                      ------------    ------------    ------------

Sales .............................................   $ 36,187,105    $ 33,691,582    $ 36,825,274
Cost of goods sold ................................     31,316,498      29,020,458      34,436,950
                                                      ------------    ------------    ------------
   Gross Margin ...................................      4,870,607       4,671,124       2,388,324

Selling, general and administrative expenses ......      3,133,170       2,897,101       3,940,055
                                                      ------------    ------------    ------------
   Income (loss) from operations ..................      1,737,437       1,774,023      (1,551,731)

   Interest expense ...............................        217,833         288,869         591,326
   Interest and other income ......................       (114,791)        (28,342)       (217,000)
   Stock option note writeoff and bonus compensation            --              --         304,000
   Shutdown of Scotland manufacturing operations ..             --              --         330,000
   Foreign currency loss on Scotland shutdown .....        170,867              --              --
                                                      ------------    ------------    ------------
   Income (loss) before income taxes ..............      1,463,528       1,513,496      (2,560,057)

Income tax provision ..............................        357,207         123,387         245,497
                                                      ------------    ------------    ------------
            Net income (loss) .....................   $  1,106,321    $  1,390,109    $ (2,805,554)
                                                      ============    ============    ============
 Earnings (loss) per share:
  Basic & deluted .................................   $       0.17    $       0.21    $      (0.43)
                                                      ============    ============    ============


                 See notes to consolidated financial statements.

                         SIMCLAR, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                              Retained       Accumulated      Notes
                                               Capital in                     Earnings          Other       Receivable
                                    Common      Excess of   Comprehensive   (Accumulated)   Comprehensive     Stock
                                    Stock       Par Value       Income        (Deficit)     Income (Loss)    Options       Total
                                    -----------------------------------------------------------------------------------------------
Balance at January 1, 2001          $65,570    $11,592,995                   $   560,582      $  (222,325)  $ (415,650)  11,581,172
Comprehensive loss:
  Net loss                                                    (2,805,554)     (2,805,554)
  Other comprehensive loss:
   Foreign currency translation
    adjustments                                                   (4,550)                          (4,550)
                                                             ===========
      Comprehensive loss                                     $(2,810,104)                                                (2,810,104)
                                                             ===========
 Forgiveness of stock option
    notes
                                                                                                               207,825      207,825
                                    ----------------------                   ------------------------------------------------------
Balance at December 31, 2001        $65,570    $11,592,995                   $(2,244,972)     $  (226,875)  $ (207,825) $ 8,978,893
Comprehensive income:
  Net income                                                   1,390,109       1,390,109
  Other comprehensive income:
    Foreign currency translation
     adjustments                                                   2,526                            2,526
                                                             -----------
      Comprehensive income                                   $ 1,392,635                                                  1,392,635
                                                             ===========
                                    ----------------------                   ------------------------------------------------------
Balance at December 31, 2002        $65,570    $11,592,995                   $  (854,863)     $  (224,349)  $ (207,825) $10,371,528
Comprehensive income:
  Net income                                                   1,106,321       1,106,321
  Other comprehensive income:
    Foreign currency translation
     adjustments                                                 223,171                          223,171
                                                             -----------
      Comprehensive income                                   $ 1,329,492                                                  1,329,492
                                                             ===========
Cancellation of held stock option
 shares due to lack of payment       (1,217)      (206,608)                                                    207,825
Exercise of stock options
                                        300         59,700                                                                   60,000
                                    ----------------------                    ------------------------------------------------------
Balance at December 31, 2003        $64,653    $11,446,087                    $  251,458      $    (1,178)  $       --  $11,761,020
                                    ======================                    ======================================================


                    See notes to condated financial statements.

                         SIMCLAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31,
                                                                -----------------------------------------
                                                                    2003            2002          2001
                                                                -----------------------------------------
Operating activities:
  Net income (loss) .........................................   $ 1,106,321    $ 1,390,109    $(2,805,554)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization ..........................       935,883        941,024      1,494,948
      Gain from disposal of property and equipment ..........       (47,650)            --             --
      Deferred expenses and other assets ....................         9,435         13,217         19,284
      Provision for uncollectible accounts ..................            --         24,284        104,000
      Provision for inventory obsolescence ..................       245,976        340,088        698,581
      Deferred income taxes .................................       (10,300)      (398,600)       245,497
      Recognition of deferred gain on sale of property ......            --             --       (161,047)
      Forgiveness of notes receivable from stock options ....            --             --        207,825
      Changes relating to operating activities from:
        Accounts receivable .................................      (460,553)      (554,611)     3,283,373
        Accounts receivable from majority stockholder, net ..      (104,252)      (225,124)            --
        Inventories .........................................      (202,241)       470,210      1,242,873
        Prepaid expenses and other current assets ...........      (180,651)        86,494        517,032
        Accounts payable ....................................      (210,661)       108,598     (2,168,648)
        Accounts payable to majority stockholder, net .......            --             --        563,455
        Accrued expenses ....................................       (69,475)        45,324       (974,988)
        Income taxes payable ................................        (2,182)       519,619        (99,433)
                                                                -----------------------------------------
          Net cash provided by operating activities .........     1,009,650      2,760,632      2,167,198
                                                                -----------------------------------------
Investing activities:
  Acquisition of AG Technologies, Inc and subsidiary ........    (1,951,547)            --             --
  Proceeds from sale of property and equipment ..............       704,433             --             --
  Additions to property and equipment, net of minor disposals      (209,807)      (303,881)      (273,729)
  Note receivable from major stockholder ....................            --     (1,500,000)            --
                                                                -----------------------------------------
          Net cash used in investing activities .............    (1,456,921)    (1,803,881)      (273,729)
                                                                -----------------------------------------
Financing activities:
  Line of credit payments ...................................            --       (881,184)    (7,486,249)
  Line of credit borrowings .................................       250,000      1,500,000      1,697,934
  Exercise of stock options .................................        60,000             --             --
  Proceeds from long-term bank borrowings ...................            --         21,525      7,399,025
  Payments on long-term bank borrowings .....................    (1,392,682)    (1,083,765)    (2,486,441)
  Decrease in advances from parent ..........................            --             --       (498,900)
                                                                -----------------------------------------
          Net cash used in financing activities .............    (1,082,682)      (443,424)    (1,374,631)
Effect of exchange rate fluctuations on cash ................       223,171          2,526         (4,550)
                                                                -----------------------------------------
(Decrease) increase in cash and cash equivalents ............    (1,306,782)       515,853        514,288
Cash and cash equivalents at beginning of period ............     1,536,965      1,021,112        506,824
                                                                =========================================
Cash and cash equivalents at end of period ..................   $   230,183    $ 1,536,965    $ 1,021,112
                                                                =========================================

                See notes to consolidated financial statements.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

         The consolidated financial statements include the accounts of Simclar, Inc. ("Simclar ") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar (Mexico)") and Techdyne (Europe) Limited ("Techdyne (Europe)"), collectively referred to as the "company." During September 2003, the company changed its name to Simclar, Inc. from Techdyne, Inc. On August 13, 2003 the company merged its wholly owned subsidiary, Lytton Inc. into Simclar. All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 72.4% owned subsidiary of Simclar Group Limited ("Simclar Group"), which initially purchased a 71.3% interest in the company from its former parent, Medicore, Inc. ("Medicore"), on June 27, 2001.

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

Property and Equipment

         Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are generally 25 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment; 3 to 10 years for tools and dies; and 5 to 15 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized. Depreciation expense was approximately $936,000, $941,000 and $1,348,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

Long-Lived Asset Impairment

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, the company makes projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. The company determines the fair value of these assets in the same manner as described for assets held and used.

Deferred Expenses

         Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans. Accumulated amortization amounted to $11,304 at December 31, 2003 and 2002.

Goodwill

          The company adopted SFAS No.142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment. In connection with the adoption of SFAS No. 142, the company completed the transitional goodwill impairment test, which requires the company to compare the fair value of its reporting unit to the carrying value of the net assets of the reporting unit as of December 31, 2003. Based on this analysis, the company has concluded that no impairment existed since the time of adoption, and, accordingly, the company has not recognized any transitional impairment loss.

                                                    December 31,
                                              -----------------------
                                                 2003         2002
                                              ----------   ----------

Goodwill recognized on the
   acquisition of Lytton Inc. ............    $2,954,995   $2,954,995
Goodwill recognized on the acquisition of
  AG Technologies, Inc. ..................     1,279,118           --
                                              ==========   ==========
                                              $4,234,113   $2,954,995
                                              ==========   ==========

         Amortization expense for goodwill assets was $ -0-, $ -0- and $146,640 for the years ended December 2003, 2002 and 2001, respectively. Estimated amortization expense for years 2004-2008 is $ -0- per year.

Income Taxes

         Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

                         SIMCLAR, INC. AND SUBSIDIARIES

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

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options issued during 2000: risk-free interest rate of 5.88%; no dividend yield; volatility factor of the expected market price of the company's common stock of .85; and an expected life of the options of 3 years.

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Since the company's stock was trading in a range of value below the strike price of the outstanding options until 2003, the amount of expense to amortize was zero. The company's pro forma information for options issued is as follows:

                                              Year Ended December 31,
                                   --------------------------------------------
                                       2003           2002             2001
                                   --------------------------------------------
Pro forma net income (loss)         $ 1,106,321    $ 1,390,109     $ (2,805,554)
                                   ============================================
Pro forma earnings per share:
   Basic                            $      0.17    $      0.21     $      (0.43)
                                   ============================================
   Diluted                          $      0.17    $      0.21     $      (0.43)
                                   ============================================


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

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         Following is a reconciliation of amounts used in the basic and diluted computations:

                                                 Year Ended December 31,
                                      -----------------------------------------
                                           2003          2002        2001
                                      -----------------------------------------
Net income (loss) - numerator
    basic computation                 $ 1,106,321   $ 1,390,109    $ (2,805,554)
Weighted average shares -
   denominator basic computation        6,460,086     6,556,990       6,556,990
Effect of dilutive securities:
  Stock options                                --        60,000            --
                                      -----------------------------------------
Weighted average shares, as
  adjusted - denominator                6,460,086     6,616,990       6,556,990
                                      =========================================
Earnings (loss) per share:
  Basic                               $      0.17   $      0.21    $      (0.43)
                                    ===========================================
  Diluted                             $      0.17   $      0.21    $      (0.43)
                                    ===========================================

Estimated Fair Value of Financial Instruments

         The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, or in the case of debt, because such instruments bear variable interest rates which approximate market.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that place the most significant demands on management's judgment include, but are not limited to, doubtful accounts receivable, income taxes, impairment of long-lived assets, business combinations, and inventory obsolescence. These estimates and assumptions are based on information presently available and actual results could differ from those estimates.

Revenue Recognition and Accounts Receivable

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

         Revenue from contract manufacturing, rework and refurbishing is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date.

         The company's estimate of the allowance for doubtful accounts for trade receivables is primarily determined based upon the length of time that the receivables are past due. In addition, management estimates are used to determine probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.

         The company has a series of actions that occur based upon the aging of past due trade receivables, including letters and direct customer contact. Accounts are deemed uncollectible based on their past payment account experiences and their current financial condition.

Shipping Costs

         Shipping costs related to the transportation of products sold to customers are charged to cost of goods sold.

Foreign Operations

         The financial statements of the foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of accumulated other comprehensive income included in stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in the results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time the transactions are recorded and the balance sheet date.

Comprehensive Income

         The company follows SFAS No. 130, "Reporting Comprehensive Income" which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity.

Reclassifications

         Certain prior-year amounts have been reclassified to conform to the current-year presentation.

New Pronouncements

         Effective January 1, 2003, the company adopted the provisions of SFAS No. 145 which updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have any material impact on the company's financial position or results of operations.

          Effective January 1, 2003, the company adopted the provisions of SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 did not have any material impact on the company's financial position or results of operations.

         Effective January 1, 2003, the company adopted the provisions of Financial Accounting Standards Board, ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The adoption of FIN No. 45 did not have any material impact on the company's financial position or results of operations.

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements"), which became effective for the company in October 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities ("VIE") in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements. The company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--INVENTORIES

Inventories are comprised of the following:

                                           December 31,
                                   ----------------------------
                                        2003            2002
                                   ----------------------------

Raw materials and supplies         $ 7,315,075      $ 5,368,033
Work in process                      1,776,538        1,359,595
Finished goods                         661,688          703,754
                                   ----------------------------
                                   $ 9,753,301      $ 7,431,382
                                   ============================



NOTE 3--ACCRUED EXPENSES

Accrued expenses are comprised of the following:

                                         December 31,
                                  ------------------------------
                                        2003             2002
                                  ------------------------------

Accrued compensation                 $ 319,813        $ 413,821
Accrued property taxes                 222,319          250,480
Accrued commissions                    148,170           86,692
Other                                  224,614          138,363
                                  ------------------------------
                                     $ 914,916        $ 889,356
                                  ==============================


NOTE 4--LONG-TERM DEBT

         On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. This financing replaced the lines of credit and three commercial loans with The Provident Bank of Ohio. The financing included a $3,000,000 line of credit, with an interest rate at LIBOR plus 1.5% for a one, three or six month period, at the company's election, and expires on September 30, 2004. The company elected the three-month interest period at 2.69% until January 24, 2004. After this date the rate is 2.60% until April 24, 2004. This line of credit had an outstanding balance of $1,750,000 at December 31, 2003. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of $5,000,000 at December 31, 2003.

         The credit facilities are collateralized by all the assets of the company, excluding Techdyne (Europe) and Simclar (Mexico), and require affirmative and negative covenants be maintained by the company. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $11,000,000 after September 30, 2003; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, include (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--LONG-TERM DEBT--CONTINUED

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

         The agreements also preclude, without the bank's prior written consent, changes in ownership in the companies, any mergers or acquisitions, any material change in any of our business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements. The bank gave their written consent for the company to acquire all the outstanding shares of AG Technologies on July 15, 2003. At December 31, 2003, the company was in compliance with respect to the covenants of the credit facilities.

          On October 11, 2001, Techdyne (Europe) entered into a credit facility with Bank of Scotland for an amount of (pound)275,000 ($399,025). This facility comprised an eight-year term loan repayable in quarterly payments of (pound)8,594 ($13,788) due in January, April, July and October of each year, with an interest rate of Bank of Scotland base rate plus 1.5% (effectively 5.4% at December 31, 2002). The proceeds from the credit facility were used to repay the 15-year mortgage loan of $371,000 as of September 30, 2001. This term loan in the amount of (pound)214,844 ($319,999) was paid off on September 1, 2003.

Long-term debt is as follows:

                                                      December 31,
                                               -----------------------
                                                  2003         2002
                                               -----------------------
Term loan ..................................   $5,000,000   $6,000,000
Term loan ..................................           --      347,692
Other ......................................           --       40,490
                                               -----------------------
                                               $5,000,000   $6,388,182
Less current portion .......................    1,000,000    1,073,429
                                               -----------------------
                                               $4,000,000   $5,314,753
                                               =======================

         Scheduled maturities of long-term debt outstanding at December 31, 2003 are approximately: 2004-$1,000,000; 2005-$1,000,000; 2006-$1,000,000;
2007-$1,000,000; 2008-$1,000,000; thereafter-$-0-. Interest payments on all of the above debt amounted to approximately $231,000, $294,000 and $600,000 in 2003, 2002 and 2001, respectively.

         On July 15, 2003, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd ("Winsson"). This agreement calls for Winsson to provide to Simclar (Mexico) a 3-year $2,750,000 open line of credit for purchased services and materials. The 3-year open line of credit requires a reduction of $250,000 as of July 14, 2004. The 3-year open line of credit may be renewed at the end this agreement, if both parties agree. The total amount due to Winsson is approximately $2,735,000 at December 31, 2003. Included in accounts payable is approximately $235,000 of this amount with the balance shown in deferred trade accounts payable.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--INCOME TAXES

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes a valuation allowance of $587,000 was recognized at December 31, 2001 to offset the deferred tax assets.

          Significant components of the company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                ----------------------------
                                                    2003             2002
                                                ----------------------------
Deferred tax assets:
  Inventory obsolescence                           554,400          435,500
  Cost capitalized in ending inventory             141,400          114,100
  Accrued expenses                                  52,800           64,300
  Other                                            109,000           95,500
                                                ----------------------------
             Total deferred tax assets             857,600          709,400
                                                ----------------------------
Deferred tax liabilities:

  Depreciation and amortization                  $ 290,900        $ 310,800
                                                ----------------------------
             Total deferred tax liabilities        290,900          310,800
                                                ============================
   Net deferred tax asset                        $ 566,700        $ 398,600
                                                ============================

          For financial reporting purposes, income (loss) before income taxes includes the following components:
                                            Year Ended December 31,
                               ----------------------------------------------
                                   2003             2002             2001
                               ----------------------------------------------
United States income (loss)     $ 1,603,477       $1,538,928    $ (1,651,423)
Foreign loss                       (139,949)         (25,432)       (908,634)
                               ----------------------------------------------
                                $ 1,463,528       $1,513,496    $ (2,560,057)
                               ==============================================



Significant components of the provision (benefit) for income taxes are as follows:

                                            Year Ended December 31,
                               ------------------------------------------------
                                      2003             2002             2001
                               ------------------------------------------------
Current:
  Federal                          $ 332,701        $ 398,600          $     --
  State                               14,176          123,387                --
                               ------------------------------------------------
                                     346,877          521,987                --
                               ------------------------------------------------
Deferred
  Federal                              9,006         (347,500)          214,023
  State                                1,324          (51,100)           31,474
                               ------------------------------------------------
                                      10,330         (398,600)          245,497
                               ================================================
                                   $ 357,207        $ 123,387         $ 245,497
                               ================================================

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--INCOME TAXES--CONTINUED

          A valuation allowance was provided to offset the deferred tax asset recorded at December 31, 2001 as management believed that it was more likely than not, based on the weight of the available evidence, this portion of the deferred tax asset would not be realized. In 2002, the company generated taxable income in excess of the net operating loss carryforwards and accordingly, reversed the valuation allowance. December 31, 2003, management believes it is more likely than not, based on the weight of available evidence, the deferred tax assets will be realized.

          Techdyne (Europe) files separate income tax returns in the United Kingdom.

          The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense (benefit) is:

                                                   Year Ended December 31,
                                           ------------------------------------
                                               2003        2002         2001
                                           ---------    ---------    ---------
Statutory tax rate (34%) applied to
  income (loss) before income taxes .....  $ 497,600    $ 514,589    $(870,419)
Increases (reduction) in taxes
  resulting from:
  State income taxes expense
   (benefit) net of federal income
   tax effect ...........................     10,230       81,444      (75,256)
  Tax rate differential relating to
   tax benefit of foreign
   operating  income (loss) .............     70,290        8,647      308,936
  Reversal of deferred  income taxes ....         --           --      245,497
  Nondeductible items ...................      7,756        7,132       57,966
  Change in deferred tax valuation
    allowance ...........................         --     (587,000)     587,000
  Refund of prior U.S. income taxes .....    (85,000)          --           --
  Settlement  of U.S. income taxes ......   (200,000)          --           --
  Other .................................     56,331       98,575       (8,227)
                                           ---------    ---------    ---------
                                           $ 357,207    $ 123,387    $ 245,497
                                           =========    =========    =========

          Undistributed earnings of the company's foreign subsidiary amounted to approximately $287,000 and $456,000 at December 31, 2003 and 2002, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $14,000 and $23,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2003 and 2002, respectively.

          Income tax payments were approximately $333,000, $28,000 and $130,000 in 2003, 2002 and 2001, respectively.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--TRANSACTIONS WITH SIMCLAR GROUP AND MEDICORE

          The company's parent, Simclar Group, provides certain financial and administrative services to the company under a service agreement. The amount of expenses covered under the service agreement totaled $347,000, $336,000 and $154,000 in 2003, 2002 and 2001, respectively. The company did not have any material sales or purchases with the Simclar Group. Subsequent to Medicore's sale of its majority ownership interest to Simclar on June 27, 2001, Medicore continued to provide certain financial and administrative services to the company under a service agreement through July 15, 2001, the effective date of cancellation of the agreement. The amount of expenses allocated by former parent Medicore under the service agreement totaled $195,000 in 2001.

          On March 27, 1990, the company sold real property to Medicore. The gain on the sale of approximately $161,000, which was deferred due to the relationship of the parties, was recognized in 2001, in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate", as a result of Medicore's sale of its interest in the company to Simclar Group. The premises are leased from Medicore under a 10-year net operating lease expiring August 31, 2010, at an annual rental of 2004---$155,000; 2005---$160,000; 2006---165,000;
2007---$173,000; 2008---$181,000; 2009---$191,000; and 2010---$83,000 plus applicable taxes.

          In May 2001, Techdyne (Europe) entered into a management agreement with Simclar Group pursuant to which Simclar Group manufactured products for Techdyne (Europe) and assisted in management coordination. These expenses were approximately $241,000 and $1,103,000 in 2002 and 2001, respectively. This agreement was terminated on February 28, 2002 (See Note 13).

          The company has a net receivable due from its parent, Simclar Group, of approximately $2,049,000 and $1,945,000 at December 31, 2003 and 2002,
respectively. These amounts included a $1,500,000 demand note payable by Simclar Group, bearing an annual interest rate of LIBOR plus 2.0% and accumulated interest on this demand note of approximately $71,000 and $19,000 at December 31, 2003 and 2002, respectively. The company manufactured certain products for the parent, Simclar Group, during 2001. Sales of the products were $190,000 in 2001.

NOTE 7--RELATED PARTY TRANSACTIONS

          For the year ended December 31, 2001, legal fees of $44,000 were paid to an officer of the former parent, Medicore, who acted as general counsel for the company prior to its acquisition by Simclar Group.

          Subcontract manufacturing is performed for the company by a company whose President and shareholder is a former director of the company. Subcontract manufacturing purchases from this company amounted to approximately $2,321,000, $1,486,000 and $1,503,000 in 2003, 2002 and 2001, respectively.

          The company leases one of its operating facilities from an entity which is owned by Lytton's former owner and former President. The operating lease, which expires July 31, 2007, requires annual lease payments of approximately $243,000 adjusted each year based on the Consumer Price Index. The lease contains a renewal option for a period of five years at the then fair market rental value and an option to purchase the property at fair market value as determined by appraisal.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--COMMITMENTS AND CONTINGENCIES

Commitments

          The company leases several facilities which expire at various dates through 2010 with renewal options for a period of five years at the then fair market rental value. The company's aggregate lease commitments at December 31, 2003, are approximately: 2004-$692,000, 2005-$612,000, 2006-$522,000,
2007-$328,000 and 2008-$181,000. Total rent expense was approximately
$635,000, $556,000 and $669,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

Retirement Plan

          The company sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees, excluding Techdyne (Europe) and Simclar (Mexico). The company contributes a 50% match based on the first 4% of each employee's annual earnings contributed to the plan. The discretionary profit sharing and matching expense amounted to approximately $59,000, $57,000 and $64,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Contingencies

          The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company's financial position.

NOTE 9--STOCK OPTIONS

          On February 27, 1995 the company granted non-qualified stock options, to directors of Simclar and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the company granted a non-qualified stock option for 10,000 shares which vested immediately, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The company received cash payment of the par value and the balance in three-year promissory notes totaling $207,825 presented in the stockholders' equity section of the balance sheet, with interest at 6.19%. The notes, which were due in February 2003, were not repaid and, as a result, the related interest receivable was written off in 2002. The related shares were cancelled in 2003.

          In June 1997, the company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, with 320,000 of these options outstanding at December 31, 2001. On June 30, 1999, the company granted 52,000 options exercisable for three years through September 29, 2002 at $4.00 per share with 10,000 options outstanding at December 31, 2001. On August 25, 1999, the company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at December 31, 2001. On December 15, 1999, the company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 8,000 options outstanding at December 31, 2001. On May 24, 2000, the company granted 3,000 options exercisable for three years through May 23, 2003 at $4.00 per share, the options terminated when the employee terminated his employment with the company. On October 16, 2000, the company granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002, but based on the change in control of the company, all options vested on June 27, 2001, and 30,000 options were redeemed for $4,200, 60,000 of these options remained outstanding at December 31, 2002.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9--STOCK OPTIONS--CONTINUED

         A summary of the company's stock option activity, for the years ended December 31, follows:

                                            2003                 2002                  2001
                                    -----------------------------------------------------------------
                                              Weighted-              Weighted-              Weighted-
                                               Average                Average                Average
                                              Exercise               Exercise               Exercise
                                     Options   Price      Options     Price       Options    Price
                                    -----------------------------------------------------------------
Outstanding-beginning of year        60,000    $2.00      411,000      $3.12      460,250     $2.02
Granted                                   0                     0                       0
Exercised                            30,000                     0                       0
Expired                              30,000              (351,000)                (49,250)
                                    -------              --------                --------
Outstanding-end of year                   0                60,000                 411,000
                                    =======              ========                ========
Outstanding and exercisable
  at end of year
June 1997 options                         0    $  --            0      $  --      320,000      $3.25
June, August and December 1999
  options and May 2000 options                                                     31,000       4.00
October 2000 options                      0                60,000       2.00       60,000       2.00
                                    -------              --------                --------
                                          0                60,000                 411,000
                                    =======              ========                ========
Weighted-average fair value of
  options granted during the year   $    --              $     --                $     --
                                    =======              ========                ========


          In June 2001, in connection with the sale to Simclar Group, the company forgave stock option notes and related accrued interest totaling $207,825 from certain current and former officers and directors of the company. The balances of these notes, which were due in February 2003, were not repaid and, as a result, the related interest receivable was written off as of December 31, 2002. The related shares were cancelled in 2003.

NOTE 10--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          The following summarizes certain quarterly operating data:

                                    Ended December 31, 2003                  Ended December 31, 2002
                           --------------------------------------------------------------------------------
                            March 31  June 30   Sept 30    Dec 31    March 31   June 30   Sept 30   Dec 31
                           --------------------------------------------------------------------------------
                                                (In thousands except per share data)
Net Sales                   $ 7,376   $ 7,719   $ 9,601   $ 11,491   $ 7,430    $ 8,085   $ 9,311   $ 8,866

Gross Profit                  1,059     1,130     1,123      1,559     1,003      1,021     1,329     1,319

Net Income                      196       241       211        458       241        222       540       387

Earnings per share:
  Basic & diluted           $  0.03   $  0.04   $  0.03   $   0.07   $  0.04    $  0.03   $  0.08   $  0.06


                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)--CONTINUED

          Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters' earnings do not necessarily equal earnings per share for the year.

          In 2001, the company recognized $529,000 in the second quarter; $77,000 in the third quarter and $28,000 in the fourth quarter for non-recurring costs related to stock option note write-off and bonus compensation and to the shutdown of the Techdyne (Europe) manufacturing operations.

          The company recorded an adjustment to the valuation allowance relating to its deferred tax assets of approximately $(587,000) during fourth quarter of 2002; $521,000 during the fourth quarter of 2001; $66,000 during the third quarter of 2001.

          In 2003, the company recognized $171,000 charge for the write-off of accumulated foreign currency translation loss resulting from the substantial liquidation of Techdyne (Europe).

NOTE 11--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMER

Summarized financial information for the company's one reportable segment is shown in the following table:

                                              Year Ended December 31,
                                    -------------------------------------------
GEOGRAPHIC AREA SALES                  2003             2002           2001
---------------------               -------------------------------------------
United States                       $36,187,105     $33,458,570    $34,539,558
Europe(1)                                    --         233,012      2,285,716
                                    -------------------------------------------
                                    $36,187,105     $33,691,582    $36,825,274
                                    ===========================================
--------------
(1) Techdyne (Europe) sales were primarily to customers in the United Kingdom.


                                              Year Ended December 31,
                                    -------------------------------------------
GEOGRAPHIC AREA OPERATING INCOME
 (LOSS)                                2003             2002            2001
---------------------------------   -------------------------------------------
United States                       $ 1,738,623       $1,781,856     $ (664,920)
Mexico                                   28,658               --             --
Europe                                  (29,844)          (7,833)      (886,811)
                                    -------------------------------------------
                                    $ 1,737,437       $1,774,023   $ (1,551,731)
                                    ===========================================



GEOGRAPHIC AREA PROPERTY, PLANT
 AND EQUIPMENT (NET)                    2003             2002            2001
-------------------------------     -------------------------------------------
United States                       $ 2,479,191       $2,361,984    $ 2,999,125
Mexico                                   16,277               --             --
Europe                                       --          653,521        917,765
                                    -------------------------------------------
                                    $ 2,495,468       $3,015,505    $ 3,916,890
                                    ===========================================

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMER--CONTINUED

Sales to major customer are as follows:

                                                Year Ended December 31,
                                    -------------------------------------------
MAJOR CUSTOMER                          2003            2002            2001
--------------                      -------------------------------------------
ITW                                 $ 8,084,000     $12,078,000     $ 9,705,000


          A majority of the company's sales are to certain significant customers. The loss of or substantially reduced sales to any of these customers would have an adverse effect on the company's operations if such sales were not replaced. A significant customer would be any customer who annual sales volume from the company is 10% or more.

NOTE 12--SALE OF INTEREST

          On April 6, 2001, the company's former parent, Medicore, entered into an Agreement for Sale and Purchase of Shares with Simclar Group , a private United Kingdom company, and the company, pursuant to which Medicore agreed to sell its 71.3% interest in the company's common stock to Simclar Group. The sale was subject to Medicore shareholder approval, which was obtained on June 27, 2001, on which date the sale closed.

NOTE 13--CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

          As a result of continuing operating losses, in April 2001 the company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe). In May 2001, Techdyne (Europe) entered into a management agreement with Simclar Group pursuant to which Simclar Group manufactured products for Techdyne (Europe) and assisted in management coordination. The company initially incurred a cost of approximately $225,000, primarily for severance benefits associated with 79 employees who were terminated during the second quarter of 2001 a result of this decision. During the remainder of 2001, Techdyne (Europe) continued operations with approximately two employees (one as of December 31, 2001).

          With the cessation of the manufacturing operations, the company made the land and building available for sale during the third quarter of 2001. In connection with this process, the company recorded an adjustment of $77,000 based upon market information obtained from an unrelated third party during the third quarter of 2001 to adjust the land and building to its estimated fair value. During the fourth quarter, the company recorded an additional $28,000. Included in property and equipment at December 31, 2002 were assets held for sale, net of accumulated depreciation, in Scotland totaling approximately $654,000.

          As of February 28, 2002, all remaining net assets and the remaining employee, except the building and land, were transferred to Simclar Group at net book value on that date. These net assets consisted principally of cash, receivables, payables and equipment. The management agreement with Simclar Group was also cancelled.

          On April 2, 2003, a fire started by vandals destroyed the Techdyne (Europe) building located in Livingston, Scotland. The claims with the insurance companies were settled during the third quarter in the amount of (pound)364,900 ($588,185) less demolition expenses. The company realized a net gain on this disposition of (pound)34,500 ($55,621).

          On October 17, 2003, the company received the net proceeds from the sale of land located in Livingston, Scotland in the amount of (pound)114,868 ($192,163). The company realized a net loss on this disposition of (pound)5,132 ($8,585).

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - CESSATION OF SCOTLAND MANUFACTURING OPERATIONS--CONTINUED

          In 2003, the company recognized $171,000 charge for the write-off of accumulated foreign currency translation loss resulting from the substantial liquidation of Techdyne (Europe).

NOTE 14--ACQUISITION OF AG TECHNOLOGIES, INC.

          On July 15, 2003, the company acquired for cash, all of the outstanding stock of AG Technologies, Inc., a privately owned company based in Schaumburg, Illinois. The company name was changed to Simclar (Mexico), Inc. on August 29, 2003. Additional consideration of up to $1,300,000 is payable based on Simclar (Mexico)'s net sales in each of the three years ending July 14, 2004, 2005 and 2006. Simclar (Mexico) is an international value added provider of comprehensive electronic manufacturing services to OEM's serving the automotive, industrial controls, medical and power equipment industries. Simclar (Mexico)'s Mexican facility will enable the company to be competitive in the higher volume arena for assembly in North America. Simclar (Mexico) additionally brings with it a list of customers in a broad range of industries and extensive manufacturing and design relationships in Asia.

          The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. Additional consideration payable based on Simclar (Mexico)'s sales through July 14, 2006 could increase the amount of this goodwill to $2,579,118.

The preliminary purchase allocation is as follows:

Current assets ...................................   $3,414,149
Equipment ........................................      867,322
Goodwill .........................................    1,279,118
Intangibles ......................................       18,000
Other assets .....................................          743
                                                     ----------
  Total assets acquired ..........................   $5,579,332
                                                     ----------
Current liabilities ..............................   $1,556,485
Long-term debt ...................................        9,000
Long-term liabilities ............................    2,062,300
                                                     ----------
  Total liabilities ..............................   $3,627,785
                                                     ----------
  Net assets acquired ............................   $1,951,547
                                                     ==========

          Results of operations have been included in the company's consolidated financial statements prospectively from the date of acquisition. The following table summarizes selected unaudited pro forma financial information for the years ended December 31, 2003 and 2002, respectively, as if Simclar (Mexico) had been acquired at the beginning of 2003 and 2002. The unaudited pro forma financial information includes adjustments for income taxes, prepaid expenses, accrued expenses, depreciation and amortization.

          The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14--ACQUISITION OF AG TECHNOLOGIES, INC.--CONTINUED

                                        December 31,
                              ------------------------------
                                   2003             2002
                              ------------------------------

Net Sales                     $ 41,210,031     $ 44,625,040
Net Income                       1,000,302        1,168,813
                              ==============================
Earnings per share:
  Basic                       $       0.15     $       0.18
                              ==============================
  Diluted                     $       0.15     $       0.18
                              ==============================

                          INDEPENDENT AUDITORS' REPORT
                            ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders
Simclar, Inc. and Subsidiaries
Hialeah, FL

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ Battelle & Battelle LLP
---------------------------
Battelle & Battelle LLP
Dayton, Ohio
March 23, 2004

A.    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

    Simclar, Inc. and Subsidiaries
    December 31, 2003

-----------------------------------------------------------------------------------------------------------------------------
                     COL. A                  COL. B       COL. C            COL. D               COL. E             COL. F
-----------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                            Balance at   Acquisition     (Deductions)        Other Changes        Balance
                                            Beginning        (3)       Charged (Credited)     Add (Deduct)       at End of
                Classsification             of Period                to Costs and Expenses     Describe            Period
-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts        $  244,000    $  35,000      $       --                   -- (1)      $  279,000
Reserve for inventory obsolescence           1,115,000      332,000         107,000             (133,000)(2)       1,421,000
                                            --------------------------------------------------------------------------------
                                            $1,359,000    $ 367,000      $  107,000          $  (133,000)         $1,700,000
                                            ================================================================================
YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts        $  220,000    $      --      $   24,000                   -- (1)      $  244,000
Reserve for inventory obsolescence             959,000           --         380,000             (224,000)(2)       1,115,000
Valuation allowance for defered tax asset           --           --        (587,000)             587,000                   0
                                            --------------------------------------------------------------------------------
                                            $1,179,000    $      --      $ (183,000)         $   363,000          $1,359,000
                                            ================================================================================
YEAR ENDED DECEMBER 31, 2001:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts        $  120,000    $      --      $  104,000          $    (4,000)(1)      $  220,000
Reserve for inventory obsolescence             783,000           --         699,000             (523,000)(2)         959,000
Valuation allowance for defered tax asset           --           --         587,000             (587,000)                  0
                                            --------------------------------------------------------------------------------
                                            $  903,000    $      --      $1,390,000          $(1,114,000)         $1,179,000
                                            ================================================================================

-----------------
(1) Uncollectible accounts written off, net of recoveries
(2) Net write-offs against inventory reserves
(3) Acquisition of AG Technologies, Inc.