Form 10-Q
period 2004-03-31
SIMCLAR INC
filed 2004-05-14
CIK 764039

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number 0-14659
                       -------


                                  SIMCLAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Florida                                       59-1709103
--------------------------------------------              ---------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                            Identification No.)


2230 West 77th Street, Hialeah, Florida                           33016
---------------------------------------                     -----------------
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


Common Stock Outstanding

         Common Stock, $.01 par value - 6,465,345 shares as of March 31, 2004

                         SIMCLAR, INC. AND SUBSIDIARIES
                         ------------------------------
                                    FORM 10-Q
                                    ---------
                      For the quarter ended March 31, 2004
                      ------------------------------------

                                      INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------


Item 1.  Financial Statements
-------  --------------------

         1) Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003.

         2) Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003 (Unaudited).

         3) Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003 (Unaudited).

         4) Notes to Consolidated Financial Statements as of March 31, 2004 (Unaudited).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         --------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

Item 4.  Controls and Procedures
-------  -----------------------

PART II -- OTHER INFORMATION
-------    -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         Signatures
         ----------

EXHIBITS
--------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         SIMCLAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,       December 31,
                                                                                          2004             2003(A)
                                                                                  -----------------------------------
ASSETS                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                                          $     791,457     $     230,183
  Accounts receivable, less allowances of $279,000 at March 31 and December 31           6,046,335         5,726,814
  Amounts receivable from major stockholder, net                                         1,940,647         2,048,921
  Inventories, less allowances for obsolescence of $1,488,000 at March 31
    and $1,421,000 at December 31                                                       10,871,318         9,753,301
  Prepaid expenses and other current assets                                                188,832           309,360
  Deferred income taxes                                                                    857,600           857,600
                                                                                  -----------------------------------
             Total current assets                                                       20,696,189        18,926,179
                                                                                  -----------------------------------

Property and equipment:
  Machinery, computer and office equipment                                               7,313,798         7,268,046
  Tools and dies                                                                           283,828           283,828
  Leasehold improvements                                                                   678,629           677,113
                                                                                  -----------------------------------
                                                                                         8,276,255         8,228,987
  Less accumulated depreciation and amortization                                         5,996,343         5,733,519
                                                                                  -----------------------------------
                                                                                         2,279,912         2,495,468
                                                                                  -----------------------------------
Deferred expenses and other assets, net                                                      6,115                --
Goodwill                                                                                 4,234,113         4,234,113
Intangibles, net                                                                            18,000            18,000
                                                                                  -----------------------------------
                                                                                         4,258,228         4,252,113
                                                                                  -----------------------------------
                                                                                     $  27,234,329     $  25,673,760
                                                                                  ===================================


(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 30, 2004.

CONTINUED ON FOLLOWING PAGE

                         SIMCLAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                        March 31,      December 31,
                                                                                           2004           2003(A)
                                                                                      --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   (Unaudited)
Current liabilities:
  Line of credit                                                                        $  1,750,000     $  1,750,000
  Accounts payable                                                                         4,165,364        2,960,279
  Accrued expenses                                                                         1,234,738          914,916
  Accrued income taxes                                                                       312,001          496,645
  Current portion of long-term debt                                                        1,000,000        1,000,000
                                                                                      --------------- ----------------
          Total current liabilities                                                        8,462,103        7,121,840
Long-term debt                                                                             3,750,000        4,000,000
Deferred trade accounts payable                                                            2,500,000        2,500,000
Deferred income taxes                                                                        290,900          290,900
                                                                                      --------------- ----------------
Commitments and contingencies
          Total liabilities                                                               15,003,003       13,912,740
                                                                                      --------------- ----------------
Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and
     outstanding 6,465,345 shares at March 31 and December 31, respectively                   64,653           64,653
  Capital in excess of par value                                                          11,446,087       11,446,087
  Retained earnings                                                                          732,124          251,458
  Accumulated other comprehensive loss                                                      (11,538)          (1,178)
                                                                                      --------------- ----------------
             Total stockholders' equity                                                   12,231,326       11,761,020
                                                                                      --------------- ----------------
                                                                                       $  27,234,329    $  25,673,760
                                                                                      =============== ================


(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 30, 2004.


                See notes to consolidated financial statements.

                         SIMCLAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31,
                                                       --------------------------------
                                                            2004             2003
                                                       ---------------- ---------------

Sales                                                  $ 11,996,969     $  7,376,492
Cost of goods sold                                       10,271,144        6,317,432
                                                       ---------------- ---------------
   Gross Margin                                           1,725,825        1,059,060

Selling, general and administrative expenses                909,125          685,339
                                                       ---------------- ---------------
   Income from operations                                   816,700          373,721
                                                       ---------------- ---------------

  Interest expense                                           42,796           60,010
  Interest and other income                                 (12,725)         (16,683)
                                                       ---------------- ---------------

   Income before income taxes                               786,629          330,394

Income tax provision                                        305,963          134,000
                                                       ---------------- ---------------

            Net income                                 $    480,666      $   196,394
                                                       ================ ===============
 Earnings  per share:
  Basic & diluted                                      $       0.07      $      0.03
                                                       ================ ===============


                 See notes to consolidated financial statements

                         SIMCLAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31,
                                                                    ----------------------------------
                                                                         2004              2003
                                                                    ---------------- -----------------
Operating activities:
  Net income                                                          $  480,666      $   196,394
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation & amortization                                        265,264          201,993
      Deferred expenses and other assets                                  (6,115)           1,092
      Provision for inventory obsolescence                                77,074           53,109
      Changes relating to operating activities from:
        Accounts receivable                                             (319,521)         304,605
        Amounts receivable from major stockholder, net                   108,274           95,078
        Inventories                                                   (1,195,091)          47,162
        Prepaid expenses and other current assets                        120,528              157
        Accounts payable                                               1,205,085         (162,550)
        Accrued expenses                                                 319,822          (36,914)
        Income taxes payable                                            (184,644)              --
                                                                    ---------------- -----------------
          Net cash provided by operating activities                      871,342          700,126
                                                                    ---------------- -----------------
Investing activities:
  Additions to property and equipment, net of minor disposals            (49,709)         (49,561)
                                                                    ---------------- -----------------
          Net cash used in investing activities                          (49,709)         (49,561)
                                                                    ---------------- -----------------
Financing activities:
  Payments on long-term bank borrowings                                 (250,000)        (298,406)
                                                                    ---------------- -----------------
          Net cash used in financing activities                         (250,000)        (298,406)
                                                                    ---------------- -----------------
Effect of exchange rate fluctuations on cash                             (10,360)              --
                                                                    ---------------- -----------------
Increase in cash and cash equivalents                                    561,273          352,159
Cash and cash equivalents at beginning of period                         230,183        1,536,965
                                                                    ---------------- -----------------
Cash and cash equivalents at end of period                            $  791,456      $ 1,889,124
                                                                    ================ =================
Supplemental disclosure of cash flow information:
  Interest paid in cash                                               $   46,639      $    62,827
                                                                    ================ =================



                 See notes to consolidated financial statements

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Simclar, Inc. ("Simclar ") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar Mexico"), and Techdyne (Europe) Limited ("Techdyne (Europe)") collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 72.4% owned subsidiary of Simclar Group Limited ("Simclar Group").

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

                                               March 31,        December 31,
                                                 2004               2003
                                            --------------- -------------------

Raw materials and supplies                   $  8,303,904      $  7,315,075
Work in process                                 1,607,335         1,776,538
Finished goods                                    960,079           661,688
                                            --------------- -------------------
                                             $ 10,871,318      $  9,753,301
                                            =============== ===================


LONG-LIVED ASSET IMPAIRMENT

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, the company makes projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. The company determines the fair value of these assets in the same manner as described for assets held and used.

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

EARNINGS PER SHARE

         Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2004 or for the same period of the preceding year.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Following is a reconciliation of amounts used in the basic and diluted computations:

                                               March 31,         March 31,
                                                 2004              2003
                                            --------------- -------------------
Net Sales                                     $11,996,969      $ 9,598,449
Net Income                                        480,666          186,955
                                            =============== ===================

Earnings per share:
  Basic                                       $      0.07      $      0.03
                                            =============== ===================
  Diluted                                     $      0.07      $      0.03
                                            =============== ===================


COMPREHENSIVE INCOME

         The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

Below is a detail of comprehensive income for the three months ended March 31, 2004 and 2003:

                                                 Three Months Ended
                                                      March 31,
                                               2004              2003
                                          --------------- ------------------
Net Income                                 $    480,666    $    196,394
Foreign currency translation loss               (10,360)             --
                                          --------------- ------------------
Comprehensive Income                       $    470,306    $    196,394
                                          =============== ==================

NOTE 2-INTERIM ADJUSTMENTS

         The financial summaries for the three months ended March 31, 2004 and 2003 are unaudited and include, in the opinion of management of the company, all adjustments consisting of normal recurring accruals necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 2-INTERIM ADJUSTMENTS-CONTINUED

         While the company believes that the disclosures presented are adequate to make the information not misleading, the company recommends that these Consolidated Financial Statements be read in conjunction with the financial statements and notes included in the company's latest Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 3-AMOUNTS RECEIVABLE FROM MAJOR STOCKHOLDER

         The company had a net receivable due from its parent, Simclar Group, of approximately $1,941,000 and $2,049,000 at March 31, 2004 and December 31, 2003,
respectively. These amounts included a $1,500,000 demand note payable by Simclar Group, bearing an annual interest rate of LIBOR plus 2.0% and accumulated interest on this demand note of approximately $94,000 and $71,000 at March 31, 2004 and December 31, 2003, respectively.

NOTE 4-NOTES RECEIVABLE FROM OPTIONS EXERCISED

         On February 27, 1995, the company granted non-qualified stock options to directors of Simclar and its former subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the company granted a non-qualified stock option for 10,000 shares, which vested immediately, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The company received cash payment of the par value and the balance in three-year promissory notes totaling $207,825, which were presented in the stockholders' equity section of the balance sheet, with interest at 6.19%. The notes, which were due in February 2003, were not repaid and, as a result, the notes as well as the related balance sheet entries for common stock and capital in excess of par value were written off in the first quarter of 2003. The common shares issued upon the exercise of these options have been cancelled.

NOTE 5-INCOME TAXES

         The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         The company had $306,000 domestic income tax expense for the three months ended March 31, 2004, and $134,000 domestic income tax expense for the three months ended March 31, 2003.

         Income tax payments amounted to $491,000 for the three months ended March 31, 2004, and $255,000 for the same period of the preceding year.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 6-COMMITMENTS AND CONTINGENCIES

         The company leases several facilities which expire at various dates through 2010 with renewal options for a period of five years at the then fair maket rental value. The company sponsors a 401(k) Profit sharing Plan covering substantially all of its employees, excluding Techdyne (Europe) and Simclar Mexico. The company contributes a 50% match based on the first 4% of each employee's annual earnings contributed to the plan.

         The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company's financial position.

NOTE 7-TECHDYNE (EUROPE) LAND AND BUILDINGS

         On April 2, 2003, a fire started by vandals destroyed the Techdyne (Europe) building located in Livingston, Scotland. The claims with the insurance companies were settled during the third quarter of 2003 in the amount of (pound)364,900 ($588,185) less demolition expenses. The company realized a net gain on this disposition of (pound)34,500 ($55,621).

         On October 17, 2003, the company received the net proceeds from the sale of land located in Livingston, Scotland in the amount of (pound)114,868 ($192,163). The company realized a net loss on this disposition of (pound)5,132 ($8,585).

NOTE 8-ACQUISITION OF AG TECHNOLOGIES, INC.

         On July 15, 2003, the company acquired for cash all of the outstanding stock of AG Technologies, Inc., a privately owned company based in Schaumburg, Illinois. The company name was changed to Simclar (Mexico), Inc. on August 29, 2003. Additional consideration of up to $1,300,000 is payable based on Simclar Mexico's net sales in each of the three years ending July 14, 2004, 2005 and 2006. Simclar Mexico is an international value added provider of comprehensive electronic manufacturing services to Original Equipment Manufactures' ("OEMs") serving the automotive, industrial controls, medical and power equipment industries. Simclar Mexico's Mexican facility will enable the company to be competitive in the higher volume arena for assembly in North America. Simclar Mexico additionally brings with it a list of customers in a broad range of industries and extensive manufacturing and design relationships in Asia.

         The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations." The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547, and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. Additional consideration payable based on Simclar Mexico's sales through July 14, 2006 could increase the amount of this goodwill to $2,579,118.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 8-ACQUISITION OF AG TECHNOLOGIES, INC.--CONTINUED

The purchase allocation is as follows:

Current assets                           $  3,414,149
Equipment                                     867,322
Goodwill                                    1,279,118
Intangibles                                    18,000
Other assets                                      743
                                        ---------------
  Total assets acquired                  $  5,579,332
                                        ---------------

Current liabilities                      $  1,556,485
Long-term debt                                  9,000
Long-term liabilities                       2,062,300
                                        ---------------
  Total liabilities                      $  3,627,785
                                        ---------------
                                         $  1,951,547
  Net assets acquired                   ===============

         Results of operations have been included in the company's consolidated financial statements prospectively from the date of acquisition. The following table summarizes selected unaudited pro forma financial information for the three months ended March 31, 2003, as if Simclar Mexico had been acquired at the beginning of 2003. The unaudited pro forma financial information includes adjustments for income taxes, prepaid expenses, accrued expenses, depreciation and amortization.

         The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

                                          Three Months Ended
                                               March 31,
                                                 2003
                                       -------------------------

Net Sales                                  $    9,598,449
Net Income                                        186,955
                                       =========================

Earnings per share:
  Basic                                    $         0.03
                                       =========================
  Diluted                                  $         0.03
                                       =========================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FORWARD-LOOKING INFORMATION

         This report includes certain forward-looking statements with respect to the company and its business that involve risks and uncertainties. These statements are influenced by the company's financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as anticipate, believe, plan, estimate, expect, intend, project and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, the company cannot assure the reader that its expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, the company claims the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors such as changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which the company operates, including, in particular, the impact of our nation's current war on terrorism, could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q. Further, information on other factors that could affect the financial results of Simclar is included in the company's other filings with the Securities and Exchange Commission (the "Commission"). These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Simclar. The forward-looking statements speak only as of the date on which they are made, and the company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

GENERAL

         The company's operations have continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the company's large customers would have a material adverse effect on its results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on the company's results of operations and financial condition, as has occurred in the past. The company's results also depend to a substantial extent on the success of its original equipment manufacturer ("OEM") customers in marketing their products. The company continues to seek to diversify its customer base to reduce its reliance on the company's few major customers.

         The industry segments the company serves, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect the results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as was experienced beginning in the third quarter of 2000 and continuing into the fourth quarter of 2003, had a material adverse effect on the company's business and financial condition and required it to realign its organization and operations beginning the second half of 2001 and continuing through the third quarter of 2003. The company typically does not obtain long-term volume purchase contracts from customers, but rather works with customers to anticipate future volumes of orders. Based upon these anticipated future orders and considering the level of production schedules and facilities utilization, the company will make commitments regarding the acceptable level of new business. Occasionally, the company purchases raw materials without a customer order or commitment. Customers may cancel, delay or reduce orders, usually without penalty, for a variety of reasons, whether relating to the customer or the industry in general. Any significant cancellations, reductions or order delays could adversely affect results of operations.

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

CRITICAL ACCOUNTING ESTIMATES

         In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2003. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these accounting policies during the three months ended March 31, 2004.

RESULTS OF OPERATIONS

         Consolidated sales increased approximately $4,620,000 for the three months ended March 31, 2004, compared to the same period of the preceding year. The four facilities we operated throughout 2003 increased consolidated sales approximately $2,009,000 for the three months ended March 31, 2004, compared to the same period of the preceding year. The balance of the increase in sales for the quarter ended March 31, 2004 is attributable to the Simclar Mexico facility acquired in July 2003. Strong sales increases were experienced across all the industries served by the company, during the three months ended March 31, 2004, compared to the same period of the preceding year.

         Interest and other income decreased by approximately $4,000 for the three months ended March 31, 2004, compared to the same period of the preceding year.

         Approximately 17.1% of the company's consolidated sales for the three months ended March 31, 2004, compared to 20% in the quarter ended March 31, 2003, were made to one customer.

         Cost of goods sold as a percentage of sales amounted to 85.6% in each of the three months ended March 31 in 2004 and 2003.

          Selling, general and administrative expenses increased by approximately $224,000 for the three months ended March 31, 2004, compared to the same period of the preceding year. $165,000 of this increase was attributable to Simclar Mexico for the three months ended March 31, 2004,

         Interest expense decreased approximately $17,000 for the three months ended March 31, 2004, compared to the same period of the preceding year, reflecting lower interest rates during the 2004 period. The LIBOR was 1.19% and 1.33% at March 31, 2004 and 2003, respectively.

         Income taxes increased by $172,000 for the three months ended March 31, 2004, compared to the same period in 2003. This increase resulted from the company's increased net income before income taxes in the three months ending March 31, 2004, compared to the same period of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

         The company's cash and cash equivalents balance at March 31, 2004 was approximately $791,000, compared to approximately $230,000 at December 31, 2003. Net cash provided by operating activities was approximately $871,000 in the three months ended March 31, 2004, compared to approximately $700,000 in the same period of 2003. The increase in net income of approximately $284,000 during the first quarter of 2004, compared to the same period of 2003, was offset by increased working capital needs to generate the increase in cash provided by operations of approximately $158,000.

         At March 31, 2004, the company's average days of sales outstanding in accounts receivable for the quarter was 46 days as compared to 51 days at March 31, 2003. The decrease in average days of sales outstanding in accounts receivable is primarily due to increased collection efforts during the period. Average inventory turnover was 4.1 and 3.5 times for the three months ended March 31, 2004 and 2003, respectively. The increase in inventory turnover reflects the strong growth in customers' demands for products from the food preparation equipment, telecommunications and computer peripherals industries during the three months ended March 31, 2004, compared with the same period ended in 2003.

         Cash used in investing activities was approximately $50,000 in both the three months ended March 31, 2004 and 2003. Cash used in investing activities was primarily for the acquisition of equipment used in manufacturing operations.

         Cash used in financing activities was approximately $250,000 in the three months ended March 31, 2004, compared to approximately $298,000 used in the same period of the preceding year. Cash used in financing activities was primarily for debt reduction. The company made all scheduled repayments on its long term debt during the period.

         On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. The financing included a $3,000,000 line of credit, which expires September 30, 2004, with an interest rate at LIBOR plus 1.5% for a one, three or six month period, at the company's election. The company elected the three-month interest period at 2.63% until April 24, 2004, after this date the rate is 2.69% until July 24, 2004. This line of credit had an outstanding balance of $1,750,000 at March 31, 2004. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of $4,750,000 at March 31, 2004.

         All of the assets of the company, except for the assets of Techdyne (Europe) and Simclar Mexico collateralize the credit facilities. The credit facilities contain affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $11,000,000; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, prohibit (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements,
(2) declaring or paying any dividends or making any other payments on the company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, any material change in any of the company's business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements. The Bank of Scotland consented to the Simclar Mexico acquisition on July 15, 2003.

         The company's ability to comply with bank covenants may be affected by changes in financial condition or results of operations, or other events beyond the company's control. The breach of any of these covenants would result in default under the company's credit facilities. At March 31, 2004, the company was in compliance with the bank covenants.

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

         In the normal course of business, the company enters into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table summarizes the company's significant contractual obligations at March 31, 2004:

                                Total     Less than      1-3         4-5       Over 5
In thousands                   Amounts      1 Year      Years       Years      Years
                              ----------- ----------- ----------- ---------- -----------

Long-term debt                $  4,750    $  1,000     $  2,000    $  1,750     $    --
Operating leases
(non-cancelable)                 2,450         662        1,084         478         226
Bank line of credit              1,750       1,750           --          --          --
Vendor open line of credit       2,899         399        2,500          --          --
                              ----------- ----------- ----------- ---------- --------------
Total contractual             $ 11,849    $  3,811     $  5,584    $  2,228     $   226
                              =========== =========== =========== ========== ==============


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

         Sensitivity of results of operations to interest rate risks on investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which the company had invested approximately $39,000 at March 31, 2004.

         Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with the company's variable debt agreements, which totaled approximately $6,500,000 at March 31, 2004.

         The company has exposure to both rising and falling interest rates. A 1/2% decrease in rates on the company's investments at the end of the reporting period would be insignificant. A 1% increase in rates on the company's variable rate debt at the end of the reporting period would result in a negative impact of approximately $16,000 on results of operations.

         The company's exposures to market risks are impacted by changes in the foreign currency exchange rates related to the company's Mexican subsidiary whose operating results, when translated into U.S. dollars, are impacted by changes in foreign exchange rates. A 10% strengthening of the U.S. dollar against the local Mexican currency, the peso, would have had a positive impact of $57,000 on the three month's earnings. The company has not incurred any significant realized losses on exchange transactions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, the company would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

ITEM 4.  CONTROLS AND PROCEDURES

                  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of this evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect these controls and no corrective actions taken with regard to significant deficiencies or perceived weaknesses in such controls.

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

         (b)  Reports on Form 8-K

                           None

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED
---------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SIMCLAR, INC.

                                    By  /s/ Barry  J. Pardon
                                        ----------------------------------------
                                        BARRY J. PARDON, President

                                    By  /s/David  L. Watts
                                        ----------------------------------------
                                        DAVID  L. WATTS, Chief Financial Officer


Dated: May 14, 2004