Form 10-Q
period 2004-06-30
SIMCLAR INC
filed 2004-08-16
CIK 764039

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-14659

SIMCLAR, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1709103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2230 West 77th Street, Hialeah, Florida	33016
(Address of principal executive offices)	(Zip Code)

(305) 556-9210

(Registrant’s telephone number, including area code)

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
Yes ☒ or No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Common Stock Outstanding

Common Stock, $.01 par value – 6,465,345 shares as of June 30, 2004

SIMCLAR , INC. AND SUBSIDIARIES
FORM 10-Q
For the quarter ended June 30, 2004

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

1) Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003.

2) Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and June 30, 2003 (Unaudited).

3) Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003 (Unaudited).

4) Notes to Consolidated Financial Statements as of June 30, 2004 (Unaudited).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

EXHIBITS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIMCLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003(A)

ASSETS	(Unaudited)
Current assets :
Cash and cash equivalents	$22,247	$230,183
Accounts receivable, less allowances of $202,000 at June 30 and $279,000 at December 31	9,117,262	5,726,814
Amounts receivable from major stockholder, net	1,853,693	2,048,921
Inventories, less allowances for obsolescence of $1,607,000 at June 30 and $1,421,000 at December 31	11,138,690	9,753,301
Prepaid expenses and other current assets	169,607	309,360
Deferred income taxes	857,600	857,600

Total current assets	23,159,099	18,926,179

Property and equipment:
Machinery, computer and office equipment	7,409,231	7,268,046
Tools and dies	299,356	283,828
Leasehold improvements	718,823	677,113

	8,427,410	8,228,987
Less accumulated depreciation and amortization	6,248,193	5,733,519

	2,179,217	2,495,468

Goodwill	4,234,113	4,234,113
Intangibles, net	18,000	18,000

	4,252,113	4,252,113

	$29,590,429	$25,673,760

(A)  Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 30, 2004.

Continued on following page

SIMCLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
	2004	2003(A)

LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
Current liabilities :
Line of credit	$2,500,000	$1,750,000
Accounts payable	4,548,650	2,960,279
Accrued expenses	1,263,821	914,916
Accrued income taxes	870,198	496,645
Current portion of long-term debt	1,000,000	1,000,000

Total current liabilities	10,182,669	7,121,840
Long-term debt	3,500,000	4,000,000
Deferred trade accounts payable	2,500,000	2,500,000
Deferred income taxes	290,900	290,900
Commitments and contingencies	-	-

Total liabilities	16,473,569	13,912,740

Stockholders ' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,465,345 shares at June 30 and December 31, respectively	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	1,611,614	251,458
Accumulated other comprehensive loss	(5,494)	(1,178)

Total stockholders ' equity	13,116,860	11,761,020

	$29,590,429	$25,673,760

(A)  Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 30, 2004.

See notes to consolidated financial statements.

SIMCLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Sales	$15,001,614	$7,719,414	$26,998,583	$15,095,906
Cost of goods sold	12,552,047	6,589,047	22,823,191	12,906,479

Gross Margin	2,449,567	1,130,367	4,175,392	2,189,427
Selling, general and administrative expenses	970,400	685,509	1,879,525	1,370,848

Income from operations	1,479,167	444,858	2,295,867	818,579

Interest expense	45,492	57,182	88,288	117,191
Interest and other income	(6,064)	(13,198)	(18,789)	(29,881)

Income before income taxes	1,439,739	400,874	2,226,368	731,269
Income tax provision	560,249	160,051	866,212	294,051

Net income	$879,490	$240,823	$1,360,156	$437,218

Earnings per share:
Basic & diluted	$0.14	$0.04	$0.21	$0.07

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,

	2004	2003

Operating activities:
Net income	$1,360,156	$437,218
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation & amortization	531,110	401,582
Deferred expenses and other assets	-	2,067
Provision for inventory obsolescence	186,129	114,521
Provision for uncollectible accounts receivable	45,000	-
Changes relating to operating activities from:
Accounts receivable	(3,435,448)	772,558
Amounts receivable from major stockholder, net	195,228	189,466
Inventories	(1,571,518)	26,271
Prepaid expenses and other current assets	139,753	(43,029)
Accounts payable	1,588,371	(419,519)
Accrued expenses	348,905	(23,369)
Income taxes payable	373,553	(31,775)

Net cash (used in) provided by operating activities	(238,761)	1,425,991

Investing activities:
Additions to property and equipment, net of minor disposals	(214,859)	(105,318)

Net cash used in investing activities	(214,859)	(105,318)

Financing activities:
Borrowing on bank line of credit	750,000	-
Payments on long-term bank borrowings	(500,000)	(568,183)

Net cash provided by (used in) financing activities	250,000	(568,183)

Effect of exchange rate fluctuations on cash	(4,316)	-

Net change in cash and cash equivalents	(207,936)	752,490
Cash and cash equivalents at beginning of period	230,183	1,536,965

Cash and cash equivalents at end of period	$22,247	$2,289,455

Supplemental disclosure of cash flow information:
Interest paid in cash	$89,502	$125,055

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004 (Unaudited)

NOTE 1-Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Simclar, Inc. (“Simclar ”) and its subsidiaries, including Simclar (Mexico), Inc. (“Simclar Mexico”), and Techdyne (Europe) Limited (“Techdyne (Europe)”) collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 72.4% owned subsidiary of Simclar Group Limited (“Simclar Group”).

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

	June 30,	December 31,
	2004	2003

Raw materials and supplies	$8,557,776	$7,315,075
Work in process	1,685,334	1,776,538
Finished goods	895,580	661,688

	$11,138,690	$9,753,301

Long-Lived Asset Impairment

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, the company makes projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-

SIMCLAR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004 (Unaudited)

NOTE 1-Summary of Significant Accounting Policies—Continued

lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. The company determines the fair value of these assets in the same manner as described for assets held and used.

Revenue Recognition and Accounts Receivable

The company’s sales are primarily derived from product manufacturing including, but not limited to, finished molded and non-molded cables, wiring harnesses, printed circuit board assemblies, electro-mechanical and electronic assemblies. Revenue is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product. The selling price of the product is fixed and the ability to collect for the sale to the customer is reasonably assured when the product is shipped.

Revenue from contract manufacturing, rework and refurbishing is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point.

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date.

The company’s estimate of the allowance for doubtful accounts for trade receivables is primarily determined based upon the length of time that the receivables are past due. In addition, management estimates are used to determine probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.

The company has a series of actions that occur based upon the aging of past due trade receivables, including letters and direct customer contact. Accounts are deemed uncollectible based on their past payment account experiences and their current financial condition.

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months and six months ended June 30, 2004 or for the same period of the preceding year.

SIMCLAR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004 (Unaudited)

NOTE 1-Summary of Significant Accounting Policies–Continued

Following is a reconciliation of amounts used in the basic and diluted computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net Income	$879,490	$240,823	$1,360,156	$437,218

Weighted average shares-denominator
basic computation	6,465,345	6,435,345	6,465,345	6,472,309

Earnings per share:
Basic	$0.14	$0.04	$0.21	$0.07

Diluted	$0.14	$0.04	$0.21	$0.07

Comprehensive Income

The company follows SFAS No. 130, “Reporting Comprehensive Income,” which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

Below is a detail of comprehensive income for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net Income	$879,490	$240,823	$1,360,156	$437,218
Foreign currency translation loss	6,044	-	(4,316)	2,527

Comprehensive Income	$885,534	$240,823	$1,355,840	$439,745

NOTE 2-Interim Adjustments

The financial summaries for the three months and six months ended June 30, 2004 and 2003 are unaudited and include, in the opinion of management of the company, all adjustments consisting of normal recurring accruals necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

SIMCLAR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004 (Unaudited)

NOTE 2-Interim Adjustments–Continued

While the company believes that the disclosures presented are adequate to make the information not misleading, the company recommends that these Consolidated Financial Statements be read in conjunction with the financial statements and notes included in the company’s latest Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 3-Amounts Receivable from Major Stockholder

The company had a net receivable due from its parent, Simclar Group, of approximately $1,854,000 and $2,049,000 at June 30, 2004 and December 31, 2003, respectively. These amounts included a $1,500,000 demand note payable by Simclar Group, bearing an annual interest rate of LIBOR plus 2.0% and accumulated interest on this demand note of approximately $106,000 and $71,000 at June 30, 2004 and December 31, 2003, respectively.

NOTE 4-Notes Receivable from Options Exercised

On February 27, 1995, the company granted non-qualified stock options to directors of Simclar and its former subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the company granted a non-qualified stock option for 10,000 shares, which vested immediately, to its general counsel at the same price and terms as the directors’ options. On February 25, 2000, 145,000 of these options were exercised. The company received cash payment of the par value and the balance in three-year promissory notes totaling $207,825, which were presented in the stockholders’ equity section of the balance sheet, with interest at 6.19%. The notes, which were due in February 2003, were not repaid and, as a result, the notes as well as the related balance sheet entries for common stock and capital in excess of par value were written off in the first quarter of 2003. The common shares issued upon the exercise of these options have been cancelled.

NOTE 5-Income Taxes

The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The company had $560,000 and $866,000 domestic income tax expense for the three months and six months ended June 30, 2004, respectively, and $160,000 and $294,000 domestic income tax expense for the three months and six months ended June 30, 2003, respectively.

Income tax payments amounted to $18,200 and $509,200 for the three months and six months ended June 30, 2004, respectively, and $158,000 and $413,200 for the same periods of the preceding year.

SIMCLAR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004 (Unaudited)

NOTE 6-Commitments and Contingencies

The company leases several facilities which expire at various dates through 2010 with renewal options for a period of five years at the then fair market rental value. The company sponsors a 401(k) profit sharing plan covering substantially all of its employees, excluding Techdyne (Europe) and Simclar Mexico. The company contributes a 50% match based on the first 4% of each employee’s annual earnings contributed to the plan.

The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company’s financial position.

NOTE 7-Techdyne (Europe) Land and Buildings

On April 2, 2003, a fire started by vandals destroyed the Techdyne (Europe) building located in Livingston, Scotland. The claims with the insurance companies were settled during the third quarter of 2003 in the amount of £364,900 ($588,185) less demolition expenses. The company realized a net gain on this disposition of £34,500 ($55,621).

On October 17, 2003, the company received the net proceeds from the sale of land located in Livingston, Scotland in the amount of £114,868 ($192,163). The company realized a net loss on this disposition of £5,132 ($8,585).

NOTE 8-Acquisition of AG Technologies, Inc.

On July 15, 2003, the company acquired for cash all of the outstanding stock of AG Technologies, Inc., a privately owned company based in Schaumburg, Illinois. The company name was changed to Simclar (Mexico), Inc. on August 29, 2003. Additional consideration of up to $1,300,000 is payable based on Simclar Mexico’s net sales in each of the three years ending July 14, 2004, 2005 and 2006, of which $606,492 will be payable based on sales through July 14, 2004. Simclar Mexico is an international value added provider of comprehensive electronic manufacturing services to Original Equipment Manufactures (“OEMs”) serving the automotive, industrial controls, medical and power equipment industries. Simclar Mexico’s Mexican facility enables the company to be competitive in the higher volume arena for assembly in North America. Simclar Mexico additionally brings with it a list of customers in a broad range of industries and extensive manufacturing and design relationships in Asia.

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations”. The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547, and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. Additional consideration payable based on Simclar Mexico’s sales through July 14, 2006 could increase the amount of this goodwill to $2,579,118. The additional earn-out for the period July 15, 2003 to July 14, 2004 is $606,492 payable on September 15, 2004. This additional earn-out will increase the company’s goodwill to $1,885,610 when paid.

SIMCLAR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004 (Unaudited)
NOTE 8-Acquisition of AG Technologies, Inc.--Continued

The purchase allocation is as follows:

Current assets	$3,414,149
Equipment	867,322
Goodwill	1,279,118
Intangibles	18,000
Other assets	743

Total assets acquired	$5,579,332

Current liabilities	$1,556,485
Long-term debt	9,000
Long-term liabilities	2,062,300

Total liabilities	$3,627,785

Net assets acquired	$1,951,547

Results of operations have been included in the company’s consolidated financial statements prospectively from the date of acquisition. The following table summarizes selected unaudited pro forma financial information for the three months and six months ended June 30, 2003, as if Simclar Mexico had been acquired at the beginning of 2003. The unaudited pro forma financial information includes adjustments for income taxes, prepaid expenses, accrued expenses, depreciation and amortization.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

	Three Months Ended	Six Months Ended
	June 30, 2003
Net Sales	$10,227,838	$19,826,287
Net Income	325,703	512,658

Earnings per share:
Basic	$0.05	$0.08

Diluted	$0.05	$0.08

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes certain forward-looking statements with respect to the company and its business that involve risks and uncertainties. These statements are influenced by the company’s financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as anticipate, believe, plan, estimate, expect, intend, project and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, the company cannot assure the reader that its expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, the company claims the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Important factors such as changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which the company operates, including, in particular, the impact of our nation’s current war on terrorism, could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q. Further, information on other factors that could affect the financial results of Simclar is included in the company’s other filings with the Securities and Exchange Commission (the “Commission”). These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Simclar. The forward-looking statements speak only as of the date on which they are made, and the company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

General

The company’s operations have continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the company’s large customers would have a material adverse effect on its results of operations. The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, design modifications, changes in a customer’s manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer’s products due to, among other things, product life cycles, competitive conditions and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on the company’s results of operations and financial condition, as has occurred in the past. The company’s results also depend to a substantial extent on the success of its original equipment manufacturer (“OEM”) customers in marketing their products. The company continues to seek to diversify its customer base to reduce its reliance on a few major customers.

The industry segments the company serves, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the company could adversely affect the results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as was experienced beginning in the third quarter of 2000 and continuing into the fourth quarter of 2003, had a material adverse effect on the company’s business and financial condition and required it to realign its organization and operations beginning the second half of 2001 and continuing through the third quarter of 2003.

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

The company uses Electronic Data Interchange (“EDI”) with customers and suppliers in an effort to continuously develop accurate forecasts of customer volume requirements, as well as sharing future requirements with suppliers. The company depends on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices, which could have a material adverse effect on results of operations. In anticipation of future sales, it is important for the company to efficiently manage inventory by assuring proper timing of expenditures and allocations of physical and personnel resources used in manufacturing.

The company must continuously develop improved manufacturing procedures to accommodate customers’ needs for increasingly complex products. To continue to grow and be a successful competitor, the company must be able to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although the company believes that its operations utilize the assembly and testing technologies and equipment currently required by customers, there can be no assurance that process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the company’s technology, equipment or processes obsolete or noncompetitive. In addition, to the extent that the company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment.

During periods of recession in the electronics industry, as the company experienced in 2001, 2002 and 2003, our competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronic OEMs, who may become more price sensitive.

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

The company competes with much larger electronic manufacturing entities for expansion opportunities. Any acquisitions may result in potentially dilutive issuance of equity securities, the incidence of debt and amortization expenses related to intangible assets, and other costs and expenses, all of which could materially affect financial results adversely. Acquisition transactions also involve numerous business risks, including difficulties in successfully integrating the acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management’s attention from other business concerns.

Critical Accounting Estimates

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company’s annual report on Form 10-K for the year ended December 31, 2003. Preparation of the company’s financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies” contained in the company’s annual report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these accounting policies during the three months ended June 30, 2004.

Results of Operations

Consolidated sales increased approximately $7,283,000 and $11,903,000 for the three months and six months ended June 30, 2004, compared to the same periods of the preceding year. The four facilities the company operated throughout 2003 increased consolidated sales approximately $5,057,000 and $7,687,000 for the three months and six months ended June 30, 2004, compared to the same periods of the preceding year. The balance of the increase in sales of $2,226,000 and $4,216,000 for the three months and six months ended June 30, 2004 is attributable to the Simclar Mexico facility acquired in July 2003. Strong sales increases were experienced across all the industries served by the company, during the three months and six months ended June 30, 2004, compared to the same periods of the preceding year.

Interest and other income decreased by approximately $7,000 and $11,000 for the three months and six months ended June 30, 2004, respectively, compared to the same periods of the preceding year.

Approximately 25.1% and 21.8% of the company’s consolidated sales for the three months and six months ended June 30, 2004, respectively, were made to two customers. The two customers are Illinois Tool Works (11.3% and 13%) and Maysteel (13.8% and 8.8%).

Cost of goods sold as a percentage of sales amounted to 83.7% and 84.5% for the three months and six months ended June 30, 2004, respectively, compared to 85.4% and 85.5% for the same periods of the preceding year. The improvement in the gross margin was primarily due to increased utilization of all manufacturing facilities compared to the preceding year’s periods.

Selling, general and administrative expenses increased by approximately $285,000 and $509,000 for the three months and six months ended June 30, 2004, respectively, compared to the same periods of the preceding year. Of these amounts, $164,000 and $325,000, respectively, were attributable to Simclar Mexico.

Interest expense decreased approximately $12,000 and $29,000 for the three months and six months ended June 30, 2004, respectively, compared to the same period of the preceding year, reflecting lower outstanding loan balances during the 2004 period. The LIBOR was 1.65% and 1.13% at June 30, 2004 and 2003, respectively.

Income taxes increased by $400,000 and $572,000 for the three months and six months ended June 30, 2004, respectively, compared to the same period in 2003. This increase resulted from the company’s increased net income before income taxes in the three months and six months ending June 30, 2004, compared to the same periods of the preceding year.

Liquidity and Capital Resources

The company’s cash and cash equivalents balance at June 30, 2004 was approximately $22,000 compared to approximately $230,000 at December 31, 2003. Net cash used in operating activities was approximately $239,000 in the six months ended June 30, 2004, compared to approximately $1,426,000 provided by operating activities in the same period of 2003. The increase in net income of approximately $923,000 during the first half of 2004, compared to the same period of 2003, was offset by increased working capital needs to support the 79% increase in sales for the first half of 2004. This required a net additional need for cash used in operations for the six months ended June 30, 2004. Management believes that the company’s working capital requirements will be approximately the same level at the end of the nine months ended September 30, 2004 as it’s at June 30, 2004.

At June 30, 2004, the company’s average days of sales outstanding in accounts receivable for the quarter was 56 days as compared to 44 days at June 30, 2003. The increase in average days of sales outstanding in accounts receivable is primarily due to increased sales volume the company experienced with customers in the computer peripheral industry during the second quarter of 2004. Average inventory turnover was 4.6 and 3.5 times for the six months ended June 30, 2004 and 2003, respectively. The increase in inventory turnover reflects the strong growth in customers’ demands for products from the food preparation equipment, telecommunications and computer peripherals industries during the six month period ended June 30, 2004, compared with the same period ended in 2003.

Cash used in investing activities was approximately $215,000 in the six months ended June 30, 2004, compared to $105,000 in the six months ended June 30, 2003. Cash used in investing activities was primarily for the acquisition of equipment used in manufacturing operations.

Cash provided by financing activities was approximately $250,000 in the six months ended June 30, 2004, compared to approximately $568,000 used in financing activities in the same period of the preceding year. Cash provided by financing activities was primarily a $750,000 advance from the company’s $3,000,000 short term line of credit with the Bank of Scotland. The company made all scheduled repayments on its long term debt during the period.

On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. The financing included a $3,000,000 line of credit, which expires September 30, 2004, with an interest rate at LIBOR plus 1.5% for a one, three or six month period, at the company’s election. The company elected the three-month interest period at 2.69% until July 24, 2004, after this date the rate is 3.15% until October 24, 2004. This line of credit had an outstanding balance of $2,500,000 at June 30, 2004. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of $4,500,000 at June 30, 2004.

All of the assets of the company, except for the assets of Techdyne (Europe) and Simclar Mexico, collateralize the credit facilities. The credit facilities contain affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $11,000,000; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, prohibit (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the company’s capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, any material change in any of the company’s business objectives, purposes, operations and tax residence or any other circumstances or events which would have a material adverse effect as defined by the agreements. The Bank of Scotland consented to the Simclar Mexico acquisition on July 15, 2003.

The company’s ability to comply with bank covenants may be affected by changes in financial condition or results of operations, or other events beyond the company’s control. The breach of any of these covenants would result in default under the company’s credit facilities. At June 30, 2004, the company was in compliance with the bank covenants.

The company’s indebtedness requires it to dedicate a substantial portion of its cash flow from operations to payments of debt, which could reduce amounts for working capital and other general corporate purposes. The restrictions in the company’s credit facility could also limit its flexibility in reacting to changes in business and increases vulnerability to general adverse economic and industry conditions.

In the normal course of business, the company enters into various contractual and other commercial commitments that impact or can impact the liquidity of its operations. The following table summarizes the company’s significant contractual obligations at June 30, 2004:

	Total	Less than	1-3	4-5	Over 5
In thousands	Amounts	1 Year	Years	Years	Years

Long-term debt	$4,500	$1,000	$2,000	$1,500	$-
Operating leases (non-cancelable)	2,203	602	1,037	385	179
Bank line of credit	2,500	2,500	-	-	-
Vendor open line of credit	2,834	334	2,500	-	-

Total contractual	$12,037	$4,436	$5,537	$1,885	$179

To finance the earn-out payment of $606,492 due on September 15, 2004 to the former shareholders of Simclar Mexico, the company plans if necessary to utilize the balance of the available line of credit with the Bank of Scotland.

Management will continue to seek acquisitions that will add talent, technology, and capabilities that advance the company’s strategy and prospects. Management believes that the combination of internally generated funds, available cash reserves, and the credit facility are sufficient to fund the company’s operations over the next year.

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

Sensitivity of results of operations to interest rate risks on investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which the company had invested approximately $39,000 at June 30, 2004.

Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with the company’s variable debt agreements, which totaled approximately $7,000,000 at June 30, 2004.

The company has exposure to both rising and falling interest rates. A ½% decrease in rates on the company’s investments at the end of the reporting period would be insignificant. A 1% increase in rates on the company’s variable rate debt at the end of the reporting period would result in a negative impact of approximately $35,000 on results of operations.

The company’s exposures to market risks are impacted by changes in the foreign currency exchange rates related to the company’s Mexican subsidiary, whose operating results, when translated into U.S. dollars, are impacted by changes in exchange rates. A 10% strengthening of the U.S. dollar against the local Mexican currency, the peso, would have a positive impact of $128,000 on the six months earnings. The company has not incurred any significant realized losses on exchange transactions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, the company would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

Item 4. Controls and Procedures

   Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of this evaluation there have been no significant changes in our internal controls or in other factors that could significantly affect these controls and no corrective actions taken with regard to significant deficiencies or perceived weaknesses in such controls.

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Simclar, Inc. held its annual meeting of shareholders on June 4, 2004 for the purpose of electing six directors. The nominees were: Samuel J. Russell, Barry J. Pardon, John Ian Durie, Christina M.J. Russell, Thomas C. Foggo and Kenneth Greenhalgh. Each nominee was elected by total of 6,439,408 shares voted for and no votes withheld.

Item 5. Other Information

The Company’s common shares are listed on the Nasdaq SmallCap Market. The Company disclosed in the information statement for its June 4, 2004 annual meeting of shareholders that, due to (1) the resignation of a director who was its audit committee chairman and financial expert, and (2) compensation paid to two members of the Company’s audit committee by affiliates of the Company for services provided to affiliates of the Company, the Company was not in compliance with Nasdaq Marketplace Rule 4350(d)(2) (the “Rule”) relating to the independence of members of the Company’s audit committee. The information statement also disclosed the fact that the Company might not be in compliance with the Rule by the time of its annual meeting, which was the deadline for compliance with the Rule. The Company was not in fact able to comply with the Rule by the time of its annual meeting, and reported its noncompliance to The Nasdaq Stock Market. The Company requested from the The Nasdaq Stock Market an extension of time to comply with the Rule until September 2, 2004 , which request was granted on July 1, 2004.

Although the Company is continuing with its efforts to recruit qualified persons to serve on its audit committee who can meet the independence requirements of the Rule, there can be no assurance that these efforts will be successful. If the Company fails to achieve compliance with the Rule, its shares may be delisted from The Nasdaq Stock Market.

Item 6. Exhibits and Reports on Form 8-K

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

None

Items 1, 2, and 3 are not applicable and have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMCLAR, INC.

By:	/s/ Barry J. Pardon
BARRY J. PARDON, President

By:	/s/ David L. Watts
DAVID L. WATTS, Chief Financial Officer

Dated: August 16, 2004

