Form 10-Q
period 2004-09-30
SIMCLAR INC
filed 2004-11-12
CIK 764039

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common Stock OutstandingCommon Stock, $.01 par value – 6,465,345 shares as of September 30, 2004

SIMCLAR , INC. AND SUBSIDIARIES
FORM 10-Q
For the quarter ended September 30, 2004

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

1)	Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003.

2)	Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and September 30, 2003 (Unaudited).

3)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003 (Unaudited).

4)	Notes to Consolidated Financial Statements as of September 30, 2004 (Unaudited).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	-- OTHER INFORMATION

Item 6.	Exhibits

Signatures

EXHIBITS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SIMCLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$915,229	$230,183
Accounts receivable, less allowances of $230,000 at September 30 and $ 279,000
at December 31	6,967,185	5,726,814
Amounts receivable from major stockholder, net	1,896,223	2,048,921

Inventories, less allowances for obsolescence of $1,628,000 at September 30 and $1,421,000 at December 31	11,690,042	9,753,301
Prepaid expenses and other current assets	333,987	309,360
Deferred income taxes	857,600	857,600
Total current assets	22,660,266	18,926,179

Property and equipment:
Machinery, computer and office equipment	8,059,895	7,268,046
Tools and dies	290,873	283,828
Leasehold improvements	703,905	677,113
	9,054,673	8,228,987
Less accumulated depreciation and amortization	6,382,530	5,733,519
	2,672,143	2,495,468
Goodwill	4,840,545	4,234,113
Intangibles, net	18,000	18,000
	4,858,545	4,252,113
	$30,190,954	$25,673,760

(A)	Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 30, 2004.

Continued on following page

CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30,	December 31,
	2004	2003(A)
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
Current liabilities:
Line of credit	$2,980,000	$1,750,000
Accounts payable	4,496,677	2,960,279
Accrued expenses	1,065,669	914,916
Accrued income taxes	960,365	496,645
Current portion of long-term debt	1,000,000	1,000,000
Total current liabilities	10,502,711	7,121,840
Long-term debt	3,250,000	4,000,000
Deferred trade accounts payable	2,500,000	2,500,000
Deferred income taxes	290,900	290,900
Commitments and contingencies	—	—
Total liabilities	16,543,611	13,912,740
Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and
outstanding 6,465,345 shares at September 30 and December 31, respectively	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	2,097,748	251,458
Accumulated other comprehensive gain (loss)	38,855	(1,178)
Total stockholders' equity	13,647,343	11,761,020
	$30,190,954	$25,673,760

(A)	Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 30, 2004.

See notes to consolidated financial statements.

SIMCLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$13,233,298	$9,600,665	$40,231,881	$24,696,571
Cost of goods sold	11,511,950	8,477,537	34,335,141	21,384,316
Gross Margin	1,721,348	1,123,128	5,896,740	3,312,255

Selling, general and administrative expenses	932,350	804,923	2,811,875	2,175,771
Income from operations	788,998	318,205	3,084,865	1,136,484

Interest expense	53,102	53,759	141,390	170,949
Interest and other income	(14,474)	(71,142)	(33,263)	(101,023)

Income before income taxes	750,370	335,588	2,976,738	1,066,558

Income tax provision	264,234	124,881	1,130,446	418,933

Net income	$486,136	$210,707	$1,846,292	$647,625
Earnings per share:
Basic & diluted	$0.08	$0.03	$0.29	$0.10

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$1,846,292	$647,625
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	790,181	666,124
Gain from insurance settlement on building destroyed by fire	—	(55,621)
Deferred expenses and other assets	—	1,099
Provision for inventory obsolescence	298,374	174,312
Provision for uncollectible accounts receivable	45,000	—
Changes relating to operating activities from:
Accounts receivable	(1,285,371)	95,098
Amounts receivable from major stockholder, net	152,698	186,929
Inventories	(2,235,115)	71,009
Prepaid expenses and other current assets	(24,627)	(53,472)
Accounts payable	1,536,398	59,353
Accrued expenses	150,753	(936)
Income taxes payable	463,720	48,454
Net cash provided by operating activities	1,738,303	1,839,974

Investing activities:
Acquisition of Simclar Mexico and subsidiary	(606,432)	(1,949,247)
Proceeds from insurance settlement on building destroyed by fire	—	535,022
Additions to property and equipment, net of minor disposals	(966,858)	(157,636)
Net cash used in investing activities	(1,573,290)	(1,571,861)

Financing activities:
Borrowing on bank line of credit	1,230,000	250,000
Payments on long-term bank borrowings	(750,000)	(1,142,682)
Net cash provided by (used in) financing activities	480,000	(892,682)

Effect of exchange rate fluctuations on cash	40,033	26,854

Net change in cash and cash equivalents	685,046	(597,715)
Cash and cash equivalents at beginning of period	230,183	1,536,965
Cash and cash equivalents at end of period	$915,229	$939,250

Supplemental disclosure of cash flow information:
Interest paid in cash	$135,254	$183,599

See notes to consolidated financial statements

     SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1-Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Simclar, Inc. (“Simclar”) and its subsidiaries, including Simclar (Mexico), Inc. (“Simclar Mexico”), and Techdyne (Europe) Limited (“Techdyne (Europe)”) collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 72.4% owned subsidiary of Simclar Group Limited (“Simclar Group”).

Business

The company operates in one business segment, the manufacture of electronic and electromechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries.

 Inventories

Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and a portion of fixed and variable manufacturing overhead. Inventories net of allowance for obsolescence are comprised of the following:

	September 30,	December 31,
	2004	2003
Raw materials and supplies	$9,302,036	$7,315,075
Work in process	1,580,881	1,776,538
Finished goods	807,125	661,688
	$11,690,042	$9,753,301

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
September 30, 2004
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

Goodwill

The company applied SFAS No.142, “Goodwill and Other Intangible Assets” in testing for goodwill impairment as of September 30, 2004. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment. The company completed the goodwill impairment test for the Simclar Mexico reporting unit, which requires the company to compare the fair value of this reporting unit to the carrying value of the net assets of this reporting unit as of September 30, 2004. Based on this analysis, the company has concluded that no impairment existed as of September 30, 2004 for this reporting unit. The company test showed that even if this reporting unit’s financial projections were 10% different there would not be any impairment to goodwill.

Revenue Recognition and Accounts Receivable

The company’s sales are primarily derived from product manufacturing including, but not limited to, finished molded and non-molded cables, wiring harnesses, printed circuit board assemblies, electromechanical and electronic assemblies. Revenue is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product. The selling price of the product is fixed and the ability to collect for the sale to the customer is reasonably assured when the product is shipped.

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

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1-Summary of Significant Accounting Policies –Continued

computation for the three months and nine months ended September 30, 2004 or for the same period of the preceding year.

Following is a reconciliation of amounts used in the basic and diluted computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income - numerator basic computation	$486,136	$210,707	$1,846,292	$647,625

Weighted average shares - denominator basic
computation	6,465,345	6,435,345	6,465,345	6,459,852
Earnings per share:

Basic	$0.08	$0.03	$0.29	$0.10
Diluted	$0.08	$0.03	$0.29	$0.10

Comprehensive Income

The company follows SFAS No. 130, “Reporting Comprehensive Income,” which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

Below is a detail of comprehensive income for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income	$486,136	$210,707	$1,846,292	$647,625
Foreign currency translation gain	44,349	26,854	40,033	-
Comprehensive Income	$530,485	$237,561	$1,886,325	$647,625

NOTE 2-Interim Adjustments

The financial summaries for the three months and nine months ended September 30, 2004 and 2003 are unaudited and include, in the opinion of management of the company, all adjustments consisting of normal recurring accruals necessary to present fairly the earnings for such periods. Operating results

 SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
 (Unaudited)
NOTE 2-Interim Adjustments—Continued

for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

While the company believes that the disclosures presented are adequate to make the information not misleading, the company recommends that these Consolidated Financial Statements be read in conjunction with the financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 3-Amounts Receivable from Major Stockholder

The company had a net receivable due from its parent, Simclar Group, of approximately $1,896,000 and $2,049,000 at September 30, 2004 and December 31, 2003, respectively. These amounts included a $1,500,000 demand note payable by Simclar Group, bearing an annual interest rate of LIBOR plus 2.0% and accumulated interest on this demand note of approximately $109,000 and $71,000 at September 30, 2004 and December 31, 2003, respectively.

NOTE 4-Notes Receivable from Options Exercised

On February 27, 1995, the company granted non-qualified stock options to directors of Simclar and its former subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the company granted a non-qualified stock option for 10,000 shares, which vested immediately, to its general counsel at the same price and terms as the directors’ options. On February 25, 2000, 145,000 of these options were exercised. The company received cash payment of the par value and the balance in three-year promissory notes totaling $207,825, which were presented in the stockholders’ equity section of the balance sheet, with interest at 6.19% . The notes, which were due in February 2003, were not repaid and, as a result, the notes as well as the related balance sheet entries for common stock and capital in excess of par value were written off in the first quarter of 2003. The common shares issued upon the exercise of these options have been cancelled.

NOTE 5-Income Taxes

The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The company had approximately $264,000 and $1,130,000 domestic income tax expense for the three months and nine months ended September 30, 2004, respectively, and approximately $125,000 and $419,000 domestic income tax expense for the three months and nine months ended September 30, 2003, respectively.

Income tax payments amounted to approximately $155,300 and $664,500 for the three months and nine months ended September 30, 2004, respectively, and approximately $35,800 and $449,000 for the same periods of the preceding year.

     SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

NOTE 7-Techdyne (Europe) Land and Buildings

On April 2, 2003, a fire started by vandals destroyed the Techdyne (Europe) building located in Livingston, Scotland. The claims with the insurance companies were settled during the third quarter of 2003 in the amount of 364,900 ($588,185) less demolition expenses. The company realized a net gain on this disposition of 34,500 ($55,621).

On October 17, 2003, the company received the net proceeds from the sale of land located in Livingston, Scotland in the amount of 114,868 ($192,163). The company realized a net loss on this disposition of 5,132 ($8,585).

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

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations.” The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547, and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. Additional consideration payable based on Simclar Mexico’s sales through July 14, 2006 could increase the amount of this goodwill to $2,579,118.

The additional earn-out for the period July 15, 2003 to July 14, 2004 of $606,432 was paid on September 15, 2004. This additional earn-out payment increased the company’s goodwill to $1,885,550.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
 (Unaudited)

NOTE 8-Acquisition of AG Technologies, Inc.--Continued

The purchase allocation is as follows:

Current assets	$3,414,149
Equipment	867,322
Goodwill	1,885,550
Intangibles	18,000
Other assets	743
Total assets acquired	$6,185,764

Current liabilities	$1,556,485
Long-term debt	9,000
Long-term liabilities	2,062,300
Total liabilities	$3,627,785
Net assets acquired	$2,557,979

Results of operations have been included in the company’s consolidated financial statements prospectively from the date of acquisition. The following table summarizes selected unaudited pro forma financial information for the nine months ended September 30, 2003, as if Simclar Mexico had been acquired at the beginning of 2003. The unaudited pro forma financial information includes adjustments for income taxes, prepaid expenses, accrued expenses, depreciation and amortization.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

Nine Months Ended
September 30, 2003
Net Sales	$29,426,952
Net Income	723,365

Earnings per share:

Basic	$0.11
Diluted	$0.11

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 9-Subseqent Events

On October 20, 2004, the company purchased for $1,400,000 the 77,800 square foot office, manufacturing and warehouse facility located at 1784 Stanley Avenue, Dayton, Ohio that it had been leasing for a term ending July 31, 2007. The purchase resulted from the company’s exercise of an option to purchase contained in the lease. The premises were purchased from the lessor, Stanley Avenue Properties, Ltd., an Ohio limited liability company controlled by Lytton F. Crossley, a former director of the company. The purchase price was determined by negotiation, based upon independent appraisals obtained by the company and the seller.

The purchase was financed by a term loan to the company from the Bank of Scotland in the principal amount of $1,400,000. Concurrently with the loan, the company restructured its existing term loan and working capital facilities with the bank. The term loan was made pursuant to an Amended and Restated Facility Letter providing for a term loan of $5,650,000, of which Tranche A represents outstanding borrowings of $4,250,000, and Tranche B represents the $1,400,000 loan to acquire the property located at 1784 Stanley Avenue, Dayton, Ohio. The principal of Tranche A is repayable in quarterly installments of $250,000 in October, January, April and July of each year from 2004 through 2008, with the final payment due in October 2008. The principal of Tranche B is payable in twenty-eight equal quarterly installments of $50,000, with the first installment payable on January 20, 2005. Interest on each advance accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The company elected one month as the initial interest payment period.

The company’s existing working capital facility with the bank was also amended to increase the amount of the facility from $3,000,000 to $5,000,000 and to extend the term to September 30, 2005. Advances bear interest, and interest is payable, on the same terms as under the Amended Term Loan Facility

The remaining material terms of the company’s existing term loan and working capital facilities, dated October 2, 2001, as amended by amendment letters dated January 17, 2003 and July 1, 2003 (term loan facility), and July 25, 2002 and November 10, 2003 (working capital facility), including material covenants, were unchanged.

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

Important factors such as changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which the company operates, including, in particular, the impact of our nation’s current war on terrorism, could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q. Further, information on other factors that could affect the financial results of Simclar is included in the company’s other filings with the Securities and Exchange Commission (the “Commission”). These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from the Company. The forward-looking statements speak only as of the date on which they are made, and the company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Critical Accounting Estimates

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company’s annual report on Form 10-K for the year ended December 31, 2003. Preparation of the company’s financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies” contained in the company’s annual report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these accounting policies during the three months ended September 30, 2004.

Results of Operations

Consolidated sales increased approximately $3,633,000 (38%) and $15,535,000 (63%) for the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year. Strong sales increases were experienced across all the industries served by the company, during the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year.

Interest and other income decreased by approximately $57,000 and $68,000 for the three months and nine months ended September 30, 2004, respectively, compared to the same periods of the preceding year. This decrease was due to the insurance settlement from the building destroyed by fire in the period ended September 30, 2003.

Approximately 17% and 15% of the company’s consolidated sales for the three months and nine months ended September 30, 2004, respectively, were made to Illinois Tool Works.

Cost of goods sold as a percentage of sales amounted to 87% and 85% for the three months and nine months ended September 30, 2004, respectively, compared to 88% and 87% for the same periods of the preceding year. The improvement in the gross margin was primarily due to increased utilization of all manufacturing facilities compared to the preceding year’s periods.

Selling, general and administrative expenses increased by approximately $127,000 and $636,000 for the three months and nine months ended September 30, 2004, respectively, compared to the same periods of the preceding year. Of these amounts, $68,000 and $393,000, respectively, were attributable to Simclar Mexico. Additional sales representation expenses of $24,000 and $93,000, respectively, contributed to this increase in selling, general and administrative expenses.

Interest expense decreased approximately $1,000 and $30,000 for the three months and nine months ended September 30, 2004, respectively, compared to the same period of the preceding year, reflecting lower outstanding loan balances during the 2004 period. The LIBOR was 2.13% and 1.13% at September 30, 2004 and 2003, respectively.Income taxes increased by $139,000 and $712,000 for the three months and nine months ended September 30, 2004, respectively, compared to the same period in 2003. This increase resulted from the company’s increased net income before income taxes in the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year.

Liquidity and Capital Resources

The company’s cash and cash equivalents balance at September 30, 2004 was approximately $915,000 compared to approximately $230,000 at December 31, 2003. Net cash provided by operating activities was approximately $1,738,000 in the nine months ended September 30, 2004, compared to approximately $1,840,000 provided by operating activities in the same period of 2003. The decline in cash provided by operating activities was approximately $102,000 for the nine months ended September

30, 2004, compared to the same period of 2003. This decline was due to the increase in working capital requirements as result of the 63% increase in sales for this period of 2004, compared to 2003.

At September 30, 2004, the company’s average days of sales outstanding in accounts receivable for the quarter was 47 days as compared to 49 days at September 30, 2003. The decrease in average days of sales outstanding in accounts receivable is primarily due to improvements in the collection activities during the third quarter of 2004, compared to the prior year’s period. Average inventory turnover was 3.9 and 3.6 times for the nine months ended September 30, 2004 and 2003, respectively. The increase in inventory turnover reflects the growth in customers’ demands for products from the food preparation equipment, telecommunications and computer peripherals industries during the nine month period ended September 30, 2004, compared with the same period ended in 2003.

Cash used in investing activities was approximately $1,573,000 in the nine months ended September 30, 2004, compared to $1,572,000 in the nine months ended September 30, 2003. Cash used in investing activities was primarily for the acquisition of equipment used in the manufacturing operations and the earn-out payment for the Simclar Mexico acquisition.

Cash provided by financing activities was approximately $480,000 in the nine months ended September 30, 2004, compared to approximately $893,000 used in financing activities in the same period of the preceding year. Cash provided by financing activities was primarily a $1,230,000 advance from the company’s $3,000,000 short term line of credit with the Bank of Scotland. The company made all scheduled repayments on its long term debt during the period.

On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. The financing included a $3,000,000 line of credit, which expired September 30, 2004, with an interest rate at LIBOR plus 1.5% for a one, three or six month period, at the company’s election. The company elected the three-month interest period at 3.15% until October 24, 2004, after this date the rate is 3.44% until November 24, 2004. This line of credit had an outstanding balance of $2,980,000 at September 30, 2004. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest. The term loan had an outstanding balance of $4,250,000 at September 30, 2004.

 On October 14, 2004, the company restructured its existing term loan and working capital facilities with the Bank. The term loan was made pursuant to an Amended and Restated Facility Letter providing for a term loan of $5,650,000, of which Tranche A represents outstanding borrowings of $4,250,000, and Tranche B represents the $1,400,000 loan to acquire the property located at 1784 Stanley Avenue, Dayton, Ohio. The principal of Tranche A is repayable in quarterly installments of $250,000 in October, January, April and July of each year from 2004 through 2008, with the final payment due in October 2008. The principal of Tranche B is payable in twenty-eight equal quarterly installments of $50,000, with the first installment payable on January 20, 2005. Interest on each advance accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the Bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The company elected one month as the initial interest payment period.

The company’s existing working capital facility with the Bank was also amended to increase the amount of the facility from $3,000,000 to $5,000,000 and to extend the term to September 30, 2005. Advances bear interest, and interest is payable, on the same terms as under the Amended Term Loan Facility.

All of the assets of the company collateralize the credit facilities. The credit facilities contain affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $11,000,000; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, prohibit (1) granting or permitting a security agreement against the consolidated assets of the companies other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the company’s capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year. The agreements also preclude changes in ownership in the companies, any material change in any of the company’s business objectives, purposes, operations and tax residence or any other circumstances or events which would have a material adverse effect as defined by the agreements. The Bank of Scotland consented to the Simclar Mexico acquisition on July 15, 2003.

The company’s ability to comply with bank covenants may be affected by changes in financial condition or results of operations, or other events beyond the company’s control. The breach of any of these covenants would result in default under the company’s credit facilities. At September 30, 2004, the company was in compliance with the bank covenants.

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

In the normal course of business, the company enters into various contractual and other commercial commitments that impact or can impact the liquidity of its operations. The following table summarizes the company’s significant contractual obligations at September 30, 2004:

	Total	Less than	1-3	4-5	Over 5
In thousands	Amounts	1 Year	Years	Years	Years

Long-term debt	$4,250	$1,000	$2,000	$1,250	$—
Operating leases (non-
cancelable)	2,163	689	1,003	390	81
Bank line of credit	2,980	2,980	—	—	—
Vendor open line of credit	2,863	363	2,500	—	—
Total contractual	$12,256	$5,032	$5,503	$1,640	$81

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

Sensitivity of results of operations to interest rate risks on investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which the company had invested approximately $39,000 at September 30, 2004.

Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with the company’s variable debt agreements, which totaled approximately $7,230,000 at September 30, 2004.

The company has exposure to both rising and falling interest rates. A ½% decrease in rates on the company’s investments at the end of the reporting period would be insignificant. A 1% increase in rates on the company’s variable rate debt at the end of the reporting period would result in a negative impact of approximately $54,000 on results of operations.

The company’s exposures to market risks are impacted by changes in the foreign currency exchange rates related to the company’s Mexican subsidiary, whose operating results, when translated into U.S. dollars, are impacted by changes in exchange rates. A 10% strengthening of the U.S. dollar against the local Mexican currency, the peso, would have a positive impact of $200,000 on the nine months earnings. The company has not incurred any significant realized losses on exchange transactions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, the company would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

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

PART II -- OTHER INFORMATION

Item 6. Exhibits
Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-
Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant
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

Dated: November 12, 2004

