Form 10-K
period 2004-12-31
SIMCLAR INC
filed 2005-03-31
CIK 764039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $6,383,435 on June 30, 2004.

      As of March 15, 2005, the Company had issued and outstanding 6,465,345 shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our Information Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                Table of Contents

                                                                                    Page
                                     Part I
Item 1.    Business...............................................................     1

Item 2.    Properties.............................................................    17

Item 3.    Legal Proceedings......................................................    18

Item 4.    Submission of Matters to a Vote of Security Holders....................    18

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters....................................................    19

Item 6.    Selected Financial Data................................................    19

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................    20

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk..............    30

Item 8.    Financial Statements and Supplementary Data............................    30

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...................................................    30

Item 9A    Controls and Procedures................................................    30

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant.....................    32

Item 11.   Executive Compensation.................................................    32

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           And Related Stockholder Matters .......................................    32

Item 13.   Certain Relationships and Related Transactions.........................    32

Item 14.   Fees and Services of Independent Registered Public Accounting Firm.....    32

                                     Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........    34

Signatures .......................................................................    37

Independent Registered Public Accounting Firm's Report on Supplemental Schedule...   S-1

Schedule II - Valuation and Qualifying Accounts...................................   S-2

                                     Part I

Forward-Looking Statements

This document contains certain forward-looking statements that are based upon current expectations and involve certain risks and uncertainties within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words or expressions such as "anticipate," "believe," "plan," "expect," "future," "intend," "estimate," "project," or variations of these words as well as similar words or expressions are intended to identify forward-looking statements. Readers should not place undue reliance on the forward-looking statements contained in this document, which apply only as of the date of this report. We undertake no obligation to update the information contained herein. Our actual performance and results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to economic changes and changes in the electronics manufacturing services industry generally. Key Risk Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled "Risk Factors" included herein at Page 10.

Item 1.  Business

Introduction

      Simclar, Inc. ("we," "our," "us," "Simclar" or "the company") is a contract manufacturer of electronic and electro-mechanical products, providing advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs). Our products are manufactured to customer specifications and designed for OEMs in the data processing, telecommunications, instrumentation and food preparation equipment industries. Our principal custom-designed products include complex printed circuit boards (PCBs), conventional and molded cables, wire harnesses and electro-mechanical assemblies. In addition, we provide OEMs with value-added, turnkey contract manufacturing services and total systems assembly and integration. We also deliver manufacturing and test engineering services and materials management, with flexible and service-oriented manufacturing and assembly services for our customers' high-tech and rapidly changing products.

      We were incorporated in Florida in 1976, acquired by Medicore, Inc., our former parent, in 1982, and became a public company in 1985. Effective June 27, 2001, control of our company was acquired by Simclar International Limited, which then transferred its 71.3% ownership of our company to its parent, Simclar Group Limited ("Simclar Group") both of which are private United Kingdom companies. Other companies of the Simclar Group are engaged in the same electronic and electro-mechanical subcontract manufacturing industry as is our company. Effective September 2, 2003, we changed our name from Techdyne, Inc. to Simclar, Inc.

      Our executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. Our telephone number is (305) 556-9210. Our common stock is traded on the Nasdaq SmallCap Market (Ticker: SIMC). We maintain an Internet website at http://www.simclar.com, along with other members of the Simclar Group. We make available free of charge on our website links to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to
Section 13(a) of the Securities Exchange Act of 1934 (http://www.simclar.com/investor.htm). Information on our website is not incorporated by reference into this report. Additionally, individuals can access our electronically filed reports, proxy statements and other information through the Internet site maintained by the Securities and Exchange Commission at http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549

Electronics Manufacturing Services Industry

      Until 2001, our industry exhibited significant year to year growth, due both to the growth in the overall electronics industry, and the steadily increasing number of OEMs deciding to outsource all or a significant portion of the production of their products. As a result of the general global recession beginning in 2001, and its magnified effect in the computer and telecommunications equipment segments, this recent pattern of growth in our industry was interrupted, and both our company and the industry as a whole experienced a decline in sales starting in 2001 and continuing through the third quarter of 2003. Beginning in the fourth quarter of 2003, our company and the industry began to experience a recovery in sales, which continued through 2004. We are aggressively seeking new business opportunities with existing and new customers, but there is no assurance we will be successful in generating additional sales, particularly in this recessionary segment of the economy.

      We believe that the fundamental factors contributing to the growth of our industry in past years contributed to the resumption of the pattern of growth in 2004. These factors include increased capital requirements for OEMs to acquire modern, highly automated manufacturing equipment, and their continuing effort to reduce inventory costs and the relative cost advantages of contract manufacturers. Using outsourcing for their production of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, and improve inventory management and marketability. We believe OEMs will continue to rely on contract manufacturers, not only for partial component assemblies, but complete turnkey manufacturing of entire finished products. We also believe that OEMs will look more to contract manufacturers to provide a broader scope of value-added services, including manufacturing, engineering and test services.

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

Business Strategy

      We believe that the cost reductions and restructuring of our operations that we made in 2001 and 2002 in response to the continued economic downturn put us in a better position to compete when the economy and our industry recovered. We also believe that our alliance with Simclar Group will allow us to expand our customer base, broaden our product lines and provide greater efficiencies in equipment, supplies, labor and manufacturing processes, both domestically and internationally.

      In response to industry trends, particularly in view of constantly changing and improving technology and, therefore, shorter product life cycles, we focus on product development and marketing in order to become a competitive provider of electronic contract manufacturing services for OEM customers. We continue to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products. We believe that creating and maintaining long-term relationships with customers requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility. Therefore, our strategy is to focus on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services. In 2005, we will also continue to target large contract manufacturers as potential customers.

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

      We believe that we can develop closer and more economically beneficial relationships with our customers through our geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, Ohio and Mexico. Our diverse locations have multiple advantages by helping satisfy costs, timely deliveries and local market requirements of our customers. We will continue to pursue expansion in different markets to better serve existing customers and to obtain additional new customers. In alliance with Simclar Group, we anticipate experiencing growth and the ability to increase our global presence and competitive position.

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

      In 1997, we acquired Lytton Incorporated ("Lytton"), whose Ohio operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry. This expansion resulted in PCB manufacturing yielding approximately 52% and 68% of our sales revenues in 2004 and 2003, respectively. Lytton was merged into Simclar effective August 13, 2003.

      In July, 2003, we acquired all of the outstanding stock of AG Technologies, Inc. (now Simclar (Mexico), Inc.) which operates a manufacturing facility in Matamoros, Mexico, and which we currently operate through an indirect, wholly-owned subsidiary, Simclar de Mexico, S.A. de C.V. This Matamoros facility provides PCB manufacturing capacity similar to our Ohio facility, but enables us to compete more effectively on medium and higher volume PCB orders. Additional contract manufacturing capabilities were added with the opening of a second Matamoros facility in January 2005. Simclar (Mexico) is an international value added provider of comprehensive electronic manufacturing services to OEM's serving the automotive, industrial controls, medical and power equipment industries. Simclar (Mexico)'s Mexican facilities enable us to be competitive in the higher volume arena for assembly in North America.

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

      Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. Our cable sales comprised approximately 30% and 27% of total sales revenue for 2004 and 2003, respectively.

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

      In January, 2005, we opened a second manufacturing facility in Matamoros, Mexico, providing additional capability to process soft-tooled sheet metal fabrication and finishing. Further expansion phases will include hard-tooled sheet metal fabrication, along with plastic injection molding, and overmolding for more complex cable and harness manufacturing.

      Reworking and Refurbishing

      Customers provide us with materials and sub-assemblies acquired from other sources, which the customer has determined require modified design or engineering changes. We redesign, rework, refurbish and repair these materials and sub-assemblies.

      Contract manufacturing, reworking and refurbishing together amounted to approximately 19% and 5% of sales for 2004 and 2003 respectively. We believe that contract manufacturing could provide us with substantial increases in revenues over the next few years. Our affiliation with Simclar Group gives us access to a larger customer base and the ability to handle large customers both in the USA and Europe.

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

      The company procures components from a select group of vendors which meet our standards for timely delivery, high quality and cost effectiveness. In order to control inventory investment and minimize material obsolescence, components are generally ordered when we have a purchase order or commitment from our customer for the completed assembly. We use Enterprise Resource Planning (ERP) management technologies and manage our material pipelines and vendor base to allow our customers to increase or decrease volume requirements within established frameworks. We have Visual Manufacturing, Symix and Made 2 Manage computerized software systems providing us with material requirements planning, purchasing, and sales and marketing functions. In mid-2004 we initiated a program whereby we will consolidate the majority of our electronics material "spend" with that of the entire Simclar Group, and quote and initiate contracts to the most competitive suppliers, with the result that we will benefit again by our affiliation with the larger Simclar Group. To date this program is ongoing, and the results are not yet quantifiable. See "Business Strategy" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Quality and Process Control

      All of our manufacturing locations are certified under the ISO 9001/2000 quality assurance designation. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations. Quality control is essential to the company's operations since customers demand strict compliance with design and product specifications, and high quality production is a primary competitive standard vital to our services.

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

Customers

      We serve a wide range of businesses, from emerging growth companies to multinational OEMs, involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. A significant portion of our revenues is distributed over the following industry segments:

                                      Year Ended December 31,
                             -------------------------------------
                                2004          2003         2002
                             ----------    ----------   ----------
Food preparation equipment           18%         23 %         37 %
Data processing                      26%         24 %         23 %
Telecommunications                   12%         14 %          9 %
Military and government               5%          9 %          8 %
Instrumentation                      15%         11 %          4 %
Power equipment                      15%         13 %        --- %

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

      We depend upon the continued growth, viability and financial stability of our customers, who in turn substantially depend on the growth of the personal computer, computer peripherals, communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of our customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or our customers in particular, could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay us for manufacturing services we have provided, our operating results and financial condition would be adversely affected. In 2004, 43% of our sales were made to numerous locations of five major customers.

      The table below sets forth the respective portion of sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of our sales in any respective period.

                               Percentage of Sales

                               2004       2003        2002
                             --------    --------    --------
ITW Food Equipment Group          17%         22%         36%

Marketing and Sales

      We are continually pursuing expansion and diversification of our customer base. We are seeking to develop long term relationships by working closely with customers, starting with the initial product design and development stage, and continuing throughout the manufacturing and distribution process. Our principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through our sales managers and executive staff, and through independent sales representatives. Our operations generate sales through five regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States, as well as parts of Mexico. There are 13 in-house sales/marketing personnel in the United States. In addition to sales through sales representatives and in-house sales personnel, sales are also generated through our website at http://www.simclar.com and through catalogues, brochures and trade shows.

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

Backlog

      At December 31, 2004 and 2003, our backlog of orders amounted to approximately $13,652,000 and $11,252,000, respectively. Based on past experience and relationships with our customers and knowledge of our manufacturing capabilities, we believe that most of our backlog orders are firm and should be filled within six months. Most of the purchase orders within which the company performs do not provide for cancellation. Over the last several years, cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be cancelled. However, based upon relationships with our customers, we occasionally allow cancellations and frequently the rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by the company may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

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

      We believe that we are favorably positioned with regard to primary competitive factors - price, quality of production, manufacturing capability, prompt customer service, timely delivery, engineering expertise, and technical support. We also believe that our affiliation with Simclar Group enhances our competitive position internationally. However, recent consolidation trends in the electronic manufacturing services industry are resulting in changes in the competitive landscape. Increased competition could result in lower priced components and lower profit margins, or loss of customers, which could have a material adverse effect on our business, financial condition and results of operations. Compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structures, we may be operating at a cost disadvantage.

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

Employees

      We presently have 291 employees located in our U.S. facilities and 258 employees located at our Mexican facilities; 108 of our employees are employed as part time or temporary help. Approximately 457 of our employees are engaged in manufacturing, quality assurance, related operations and support activities, 42 are in material handling and procurement, 17 are in sales and marketing, 16 are in engineering, and 17 are in administrative, accounting and support activities.

      We have no unions in our U. S. facilities, but have two unions in our Matamoros facilities. We believe that our relationships with our employees, both union and non-union, are good.

Risk Factors

      This Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed below.

The loss of a major customer would adversely affect us

      A substantial percentage, approximately 43% of our sales for the year ended December 31, 2004, has been to five customers, the loss of any of which would adversely affect us. A substantial portion of our sales (17%) is with one major customer, Illinois Tool Works (formerly PMI Foods Equipment Group) ("ITW"). There are no long-term contracts with any customer. Substantially all of our sales and reorders are subject to competitive bids. Sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles, and pricing and margin pressures. Additionally, certain of the industries served by us are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to our major customers or their products could have an adverse effect on us. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay.

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

Secured loans - existence of liens on certain assets

      All of our assets have been pledged as collateral for two bank loans. In October 2004, we entered into two amended credit facilities with Bank of Scotland in Edinburgh, Scotland consisting of a $5,000,000 working capital facility and a term loan facility in the amount of $5,650,000. Interest on the working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The company elected the three-month interest period at 3.8% until January 24, 2005, and after this date the rate is 4.17% until April 24, 2005. This facility had an outstanding balance of $2,980,000 at December 31, 2004, and expires September 30, 2005. The term loan of $5,650,000 is divided into two tranches. The principal of Tranche A ($4,250,000) is repayable in quarterly installments of $250,000 in October, January, April and July of each year from 2004 through 2008, with the final payment due in October 2008. The principal of Tranche B ($1,400,000) is payable in twenty-eight equal quarterly installments of $50,000, with the first installment payable on January 20, 2005. The term loan bears interest, and interest is payable, on the same terms as under the working capital facility. The term loan had an outstanding balance of $5,400,000 at December 31, 2004.

Our credit facilities impose operational and financial restrictions on us

      Our credit facilities with the Bank of Scotland, which include an Amended Term Loan Facility Letter, an Amended Working Capital Facility Letter, an Amended and Restated General Security Agreement, an Amended and Restated Pledge Agreement, a Mortgage and a Guaranty, in addition to subjecting all our assets as security for the bank financing, include substantial covenants that impose significant restrictions on us, including, among others, requirements that:

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

      o a ratio of consolidated trade receivables to consolidated net borrowing of not less than .75 to 1; and

      o a ratio of consolidated net income before interest, income taxes and extraordinary items to total consolidated interest costs of not less than 2 to 1.

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

      Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt. At December 31, 2004, the company was not in compliance with one of these covenants as a result of having capital expenditures for the year 2004 in excess of the $1,000,000 limit specified in the covenant. However, we obtained from the Bank a waiver of the non-compliance, and we believe that we will remain in compliance with our covenants for the remainder of 2005, but there can be no assurance that defaults in this or other covenants will not occur in the future, nor can there be any assurance that our lender will waive future covenant violations. A default in the covenants would permit our lender to accelerate the maturity of our credit facilities and to sell the assets securing them, which could cause us to cease operations or seek bankruptcy protection.

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

We operate in a highly competitive industry and our business may be harmed by competitive pressures

      Manufacturing and assembly of electro-mechanical and electronic components is a highly competitive industry characterized by a diversity and sophistication of products and components. We compete with major electronics firms that have substantially greater financial and technical resources and personnel than we do. We also face competition from many smaller, more specialized companies. We believe the primary competitive factors are pricing, quality of production, prompt customer service, timely delivery, engineering expertise, and technical assistance to customers. Among this mix of competitive standards, we believe we are competitive with respect to delivery time, quality, price and customer service. Price sensitivity becomes a paramount competitive issue in recessionary periods, and we may be at a competitive disadvantage with manufacturers with a lower cost structure, particularly off-shore manufacturers with lower labor and related production costs. To compete effectively, we must also provide technologically advanced manufacturing services, and respond flexibly and rapidly to customers' design and schedule changes. Our inability to do so could have adverse effects on us. Customers in our industry are price-sensitive and, particularly in the recent economic downturn, there is substantial pressure from customers to reduce our prices. Our ability to remain competitive depends on our ability to meet these customer and competitive price pressures while protecting our profit margins. We have been engaged in and will have to continue cost reductions in overhead, manufacturing processes, and equipment retooling, while maintaining product flow, inventory control, and just-in-time shipping to our customers. If we are unable to accomplish these factors, we will not be competitive, and our business and operating results will be adversely impacted.

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

Manufacture of electronic and electro-mechanical products, particularly designed for OEMs and manufactured to custom specifications, is cyclical, and demand for our products may decline

      Our business depends substantially on both the volume of electronic and electro-mechanical production by OEMs in the data processing, telecommunications, instrumentation and food preparation industries, and new specifications and designs for these OEMs. These industries have been cyclical over the years, and have experienced oversupply as well as significantly reduced demand, as we have experienced in recent years. An economic downturn can result in lower capacity utilization of our manufacturing operations and a shift in product mix toward lower margin assemblies. Changes in economic conditions and demand can result in customer rescheduling of orders and shipments, which affect our results of operations. Moreover, our need to invest in engineering, marketing, and customer services and support capabilities will limit our ability to reduce expenses, as we would attempt to do, in response to such downturns.

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

      o     electronic design and technological advancements; and

      o     recessionary economic environment.

      Any one of these factors may significantly change the total volume of sales and affect our operating results, in times of a recessionary environment and reduced demand for our customers' products and in turn, our products and services. In addition, since much of our costs and operating expenses are relatively fixed, a reduction in customer demand would adversely affect our gross margins and operating income. Although we are always seeking new business and customers, we cannot be assured that we will be able to replace deferred, reduced or cancelled orders.

Shortages of components specified by our customers would delay shipments and adversely affect our profitability

      Substantially all of our sales are derived from electro-mechanical and subcontract electronic manufacturing in which we purchase components specified by our customers. Industry-wide shortages of electronic components, particularly components for PCB assemblies, have occurred. We did not experience any substantial supply shortages in 2002 or 2003, but experienced some shortages in 2004, which may increase as the world economy continues to recover and demand for electronic products increases. Should our industry experience a rapid recovery, shortages of components mostly likely will occur, and we may be forced to delay shipments, which could have an adverse effect on our profit margins and customer relations. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we typically bear the risk of component price increases that occur, which accordingly could adversely affect our gross profit margins. At times, we are forced to purchase components beyond customer demand on items which are in short supply. To the extent there is less customer demand or cancellations, we could have increased obsolescence.

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

Simclar Group controls over 73% of our common stock and the affairs of our company

      Simclar Group owns 73.4% of our outstanding common stock. Our common stock does not provide for cumulative voting, and therefore, the remaining shareholders, other than Simclar Group, will be unable to elect any directors or have any significant impact in controlling the business or affairs of our company. The concentration of ownership with Simclar Group may also have the effect of delaying, deterring or preventing a change in control of our company, and would make transactions relating to our operations more difficult or impossible without the support of Simclar Group. Also, since we are a "controlled company" for purposes of the Nasdaq Stock Market's corporate governance requirements, we are not required to comply with the provisions requiring that a majority of listed company directors be independent, the compensation of our executives to be determined by independent directors or nominees for election to our board of directors to be selected by independent directors.

The price of our shares is volatile

      The market price of our common stock has substantially fluctuated in the past. The market price of our common stock has been as high as $6.65 in the fourth quarter of 2004 to as low as $.52 in the fourth quarter of 2002. Our common stock has limited trading volume, and it closed at $3.79 on March 15, 2005.

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

      The Nasdaq SmallCap Market requires that we maintain a minimum market value of public float of $1,000,000 for continued listing. The publicly trading shares, exclusive of any affiliate ownership, which is the float for our common stock, is approximately 1,632,725 shares, and as the closing price of our shares on March 15, 2005 was $3.79, we currently satisfy that maintenance requirement.

      Our common stock has traded as low as $.52 in the fourth quarter of 2002, and has limited trading volume. There is the risk of being delisted from the Nasdaq SmallCap Market should our common stock fail to maintain a minimum bid price of $1.00 per share for 30 consecutive days, or we fail to meet other continued listing requirements. During 2004 we were notified by Nasdaq of a failure to meet its qualitative listing requirements due to the failure of our audit committee to comply with the independence criteria, although the company was able to correct this deficiency before further action by Nasdaq. Continued satisfaction of certain of the Nasdaq SmallCap continued listing requirements is beyond our control. There is no assurance that we will continue to satisfy the continued listing maintenance criteria, which, without a timely cure, could cause our securities to be delisted from the Nasdaq SmallCap Market.

Item 2.  Properties

      The following chart summarizes the principal properties leased by the company:

Space                          Property                      Term
-----                          --------                      ----
16,000 sq. ft.                 2230 W 77th St.               10 yrs. to August 31, 2010
(exec. offices, mfg.)          Hialeah, FL

12,000 sq. ft.                 2230 W 77th St.               10 yrs. to August 31, 2010
(mfg., warehouse)              Hialeah, FL

5,500 sq. ft.                  171 Commonwealth Ave.         3 yrs. to March 31, 2008
(mfg., offices)                Attleboro, MA

18,225 sq. ft.                 800 Paloma Dr.                1 yr. to May 31, 2005
(mfg., office, warehouse)      Round Rock (Austin), TX(1)

16,000 sq. ft.                 2685 N. Coria                 Month to month
(office, warehouse)            Brownsville, TX

37,919 sq. ft.                 Parque Industrial CYLSA       5 yrs. to July 15, 2006
(mfg., office, warehouse)      Matamoros, Mexico

55,524 sq. ft.                 Parque Industrial CYLSA       13 yrs. to October 31, 2017
(mfg., office, warehouse)      Matamoros, Mexico


(1) 3,000 square feet of this location is sub-leased to Champion Temporaries, Inc.

      In October, 2004, we exercised an option to purchase for $1,400,000 a 77,800 square foot manufacturing, office and warehouse facility located at 1784 Stanley Avenue in Dayton, Ohio, which we had previously leased. The facility is encumbered by a mortgage to the Bank of Scotland to secure the acquisition indebtedness of $1,400,000.

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

Item 3. Legal Proceedings

      We are a party in a pending proceeding entitled Lemelson Medical Education & Research Foundation, Limited Partnership v. Esco Electronics Corporation, et al., initiated in April 2000, pending in the United States District Court for the District of Arizona. Lemelson brought a suit against 91 named defendants, including our company, for infringement of a variety of patents owned by Lemelson, primarily relating to Lemelson's machine vision and bar code scanning patents. Each of the defendants is involved, as is our company, in the manufacture of electronic or semiconductor products. Lemelson simultaneously filed similar lawsuits in the same court against approximately another 350 defendants in different categories of electronic manufacturing.

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

      Additionally, on March 29, 2001, the court issued an order to stay this litigation pending the entry of a final non-appealable judgment in earlier-filed actions involving the same patents. In January 2004, the court in these earlier-filed actions ruled that the patents at issue were invalid, unenforceable and not infringed by bar code scanners and machine vision reading systems very similar to the bar code scanners and machine vision reading systems used by us. In September 2004, Lemelson filed an appeal in the Symbol Technologies case. As of March 15, 2005, the appeal is awaiting a hearing date.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2004.

                                     Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market for Common Stock

      The table below reflects the high and low closing sales prices for our common stock, which trades under the symbol "SIMC", formerly under the symbol "TCDN", as reported by the Nasdaq SmallCap Market. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.


         2003
         ----
                              High                 Low
                              ----                 ---
         1st Quarter          $1.32                $1.05
         2nd Quarter          $2.35                $1.25
         3rd Quarter          $3.10                $2.00
         4th Quarter          $3.14                $2.12


         2004
         ----
                              High                 Low
                              ----                 ---
         1st Quarter          $3.10                $2.20
         2nd Quarter          $4.79                $2.30
         3rd Quarter          $6.60                $3.10
         4th Quarter          $6.65                $3.27

      At March 15, 2005, the closing sales price of our common stock was $3.79.

      At March 15, 2005, we had 57 holders of record of our common stock.

Dividends

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

Issuer Repurchases

      No purchases of any of our outstanding shares were made by or on behalf of the company or any affiliated purchaser during the fourth quarter of 2004.

Item 6. Selected Financial Data

      The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

                   Consolidated Statements of Operations Data
                     (in thousands except per share amounts)

                                                Years Ended December 31,
                             ---------------------------------------------------------------
                                 2004         2003         2002         2001         2000
                                 ----         ----         ----         ----         ----
Revenues                     $   53,582   $   36,187   $   33,692   $   37,042    $   52,767
Net income (loss)                 2,342        1,106        1,390       (2,806)          565
Earnings (loss) per share:
    Basic                    $      .36   $      .17   $      .21   $     (.43)   $      .09
    Diluted                  $      .36   $      .17   $      .21   $     (.43)   $      .09


                         Consolidated Balance Sheet Data
                                 (in thousands)

                                                 December 31,
                       --------------------------------------------------------------
                           2004         2003        2002          2001        2000
                           ----         ----        ----          ----        ----
Working capital        $   12,137   $   11,804   $   10,018   $    8,859   $   12,443
Total assets               32,580       25,674       22,168       21,209       27,876
Long-term debt              6,700        6,500        5,315        6,371        8,582
Total liabilities          18,462       13,913       11,797       12,230       16,295
Stockholders' equity       14,119       11,761       10,371        8,979       11,581


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

      In 2004, we experienced a strong year-on-year sales increase and improved earnings significantly from 2003. During this period, we continued to focus on the following key priorities: (1) expanding our customer base through our alliance with Simclar Group, (2) seeking to develop strong, long-term alliances with major growth OEMs, and (3) developing the opportunities arising from our acquisition of Simclar (Mexico) in July 2003. During 2004, we continued to see new business awards from existing and new customers.

      As discussed in more detail throughout this Item 7:

      o our revenues increased by 48.1% during 2004 compared to 2003, following 7.4% sales growth in 2003 compared to 2002;

      o gross margin in 2004 increased by approximately $2,482,000 compared to 2003, primarily due to sales growth;

      o we continued to leverage selling, general and administrative expenses and reduced these to 7.0% of sales in 2004 from 8.7% in 2003;

      o net income of approximately $2,342,000 in 2004 substantially exceeded net income of approximately $1,106,000 in 2003;

      o cash flows used in investing activities were approximately $3,139,000 in 2004, mainly for earn-out consideration in connection with the acquisition of Simclar (Mexico), the purchase of the land and building occupied by our Dayton, Ohio plant and purchases of machinery and equipment for our new manufacturing facility in Mexico; and

      o increased bank borrowing facilities of $3,400,000 were negotiated in 2004 with Bank of Scotland to fund our investing activities and the increased working capital requirements resulting from the increase in sales in the year.

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

      The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by our company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry, as we experienced from 2001 through 2003, could have a material adverse effect on our business, financial condition and results of operations. During periods of recession in the electronics industry, our competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronic OEMs, who may become more price sensitive.

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

Key Financial Performance Measures

      We manage and assess the performance of our business primarily through the following measures:

      Orders booked and backlog - the ratio of orders booked to sales is reviewed on a monthly basis for each of the company's five manufacturing plants.

      Sales - monthly sales for each plant are compared against budget and the same month in the previous year.

      Gross margin - the gross margin achieved by each plant each month is compared against budget and the same month in the previous year.

      Selling, general and administrative expenses - the ratio of these expenses as a percentage of sales for each plant each month is compared against budget.

      Working capital - movements in the balance sheet amounts of inventory, accounts receivable and accounts payable for each plant are reviewed on a monthly basis.

      Bank borrowings - movements in the company's working capital facility with the bank are reviewed on a weekly basis.

      In the event that any of the above measures indicate unusual movements or trends, further review is undertaken by management to ensure that satisfactory explanations are obtained, and, where necessary, appropriate corrective action is taken.

Results of Operations

      The following is a discussion of the key factors that have affected our business over the last three years. This discussion should be read in conjunction with our consolidated financial statements and the related footnotes included herein.

2004 Compared to 2003

      Consolidated revenues increased approximately $17,395,000 (48.1%) for the year ended December 31, 2004, compared to the preceding year. The acquisition of Simclar (Mexico) in July 2003 generated $9,941,000 of the increase in sales in 2004. Continual improvements in our sales to the computer peripherals, instrumentation, power equipment, telecommunications and food preparation equipment industries provided the additional $7,454.000 of increased sales in 2004, compared to the preceding year. Only our sales to the military-government sector declined in 2004, when compared to 2003. Our best sales improvements in 2004 were in our sales to computer peripherals industry of $5,099,000 and to the instrumentation industry of $4,260,000. Interest and other income decreased approximately $68,000 in the year ended December 31, 2004, compared to the preceding year. The decrease was due to gain on the disposition of a building in Scotland in the year ending December 31, 2003.

      Approximately 43% of our consolidated sales for 2004 were made to five customers. Illinois Tool Works ("ITW") (17%) is the only customer that accounts for more than 10% of our total sales. The loss of or substantial reduction of sales to any major customer would have an adverse effect on our operations if such sales were not replaced. See Item 1, "Business-Customers."

      Cost of goods sold as a percentage of sales amounted to 86% for the year ended December 31, 2004 and 87% for the preceding year. The company experienced higher material costs as a percentage of sales, at 62% percent of sales for the products manufactured in 2004, compared to 58% in the preceding year. The higher material cost was due to price increases from suppliers of electronic components and higher cost bills of materials for certain products manufactured in the second half of the year. The labor content of our manufactured products remained steady at 8% of sales for 2004 and for 2003. The overhead component of cost of goods sold as a percentage of sales was 17% in 2004, compared to 21% in the preceding year. This was due mainly to the higher volume production in our four U.S. manufacturing locations in 2004.

      Selling, general and administrative expenses increased by approximately $618,000 (20%) for the year ended December 31, 2004, compared to the preceding year, and amounted to approximately 7% and 9% of sales for 2004 and 2003, respectively. The acquisition of Simclar (Mexico) in July 2003 contributed approximately $409,000 of the increase in 2004 compared to 2003. Increased employee costs were the primary drivers of the remaining expense increase in 2004 compared to 2003.

      Interest expense decreased approximately $5,000 for the year ended December 31, 2004, compared to the preceding year, reflecting the decreased borrowings until October 2004 when we restructure our credit facilities to acquire the land and building of our Dayton, Ohio facility, which we formerly had leased. The three month LIBOR was 2.30% and 1.13% at December 31, 2004 and 2003, respectively.

2003 Compared to 2002

      Consolidated revenues increased approximately $2,496,000 (7.4%) for the year ended December 31, 2003, compared to the preceding year. The acquisition of Simclar (Mexico) in July 2003 generated $5,178,000 of increased sales. Improvements in the computer peripherals and telecommunication industries provided an increase in sales of $1,827,000 in 2003 over 2002. Soft demand in the food preparation industry decreased sales by $3,994,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002. Interest and other income increased approximately $86,000 primarily due to the gain on the disposition of a building in Scotland in the year ended December 31, 2003, compared to the preceding year.

      Approximately 46% of our consolidated sales for 2003 were made to five customers. Illinois Tool Works ("ITW") (22%) was the only customer that accounted for more than 10% of our total sales in 2003.

      Cost of goods sold as a percentage of sales amounted to 87% for the year ended December 31, 2003, and 86% for the preceding year. The 1% increase in cost of goods sold as a percentage of sales was attributable to the slightly higher cost structure of our Matamoros, Mexico facility. At the remaining four manufacturing locations, cost of goods sold as a percentage of sales remained the same at 86% for the years ended December 31, 2003 and 2002.

      Selling, general and administrative expenses increased by approximately $236,000 (9%) for the year ended December 31, 2003, compared to the preceding year, and amounted to approximately 9% of sales for 2003 and 2002, respectively. The increase in 2003 was due primarily to the cost added with the acquisition of Simclar (Mexico) in July 2003.

      We recorded a one time charge of approximately $171,000 in 2003 related to the write-off of the accumulated foreign currency transaction account due to the substantial liquidation of our wholly-owned subsidiary, Techdyne (Europe) in the fourth quarter of 2003.

      Interest expense decreased approximately $71,000 for the year ended December 31, 2003, compared to the preceding year, reflecting the decreased borrowings due to our profitable operations, along with declining interest rates during the year. The three month LIBOR was 1.13% and 1.35% at December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

      Our cash and cash equivalents balances at December 31, 2004 were approximately $280,000, compared to approximately $230,000 at December 31, 2003. Net cash provided by operating activities was approximately $1,543,000 in 2004 compared to approximately $1,010,000 in 2003. The increase in cash provided from operating activities in 2004 as compared to 2003 was due primarily to an increase in net income in 2004 compared to 2003 with a slight offset due to increased working capital to support our 48% increase in sales in 2004 over 2003.

      At December 31, 2004, our average outstanding sales' days was 54 days as compared to 49 days at December 31, 2003. The increase in our average outstanding sales' days is primarily the result of the nature of the customer base that we are servicing from our Mexican facilities. The overall trend we experienced over the last two years is that the majority of our customers are stretching out payment terms. Average inventory turnover was 4.1 and 3.4 times for the years ended December 31, 2004 and 2003, respectively. The increase in inventory turnover is primarily due to our increased sales in 2004 across all of the industries that we service, with the exception of the military-government sector.

      Cash flows used in investing activities were approximately $3,139,000 in 2004 as compared to approximately $1,457,000 in 2003. Cash used in investing activities was primarily for additional consideration paid as an earn-out in connection with the acquisition of Simclar (Mexico), the purchase of the land and building occupied by our manufacturing operation in Dayton, Ohio, and purchases of machinery and equipment for our new manufacturing facility in Mexico. We have a capital expenditure budget of $700,000 for 2005.

      Cash flow provided from financing activities was approximately $1,630,000 in 2004 as compared to cash flow used in 2003 of approximately $1,083,000. The cash flow provided was from the restructuring of our two credit facilities with the Bank of Scotland as discussed below.

      On October 2, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. The financing included a $3,000,000 line of credit, with an interest rate at LIBOR plus 1.5% for a one, three or six month period, at the company's election. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specified quarterly payments of $250,000 due in January, April, July and October of each year.

      On October 14, 2004, the company restructured its existing term loan and working capital facilities with the Bank. The term loan was made pursuant to an Amended and Restated Facility Letter providing for a term loan of $5,650,000, of which Tranche A represents outstanding borrowings of $4,250,000, and Tranche B represents the $1,400,000 loan to acquire the property located at 1784 Stanley Avenue, Dayton, Ohio. The principal of Tranche A is repayable in quarterly installments of $250,000 in January, April, July and October of each year from 2004 through 2008, with the final payment due in October 2008. The principal of Tranche B is payable in twenty-eight equal quarterly installments of $50,000, with the first installment payable on January 20, 2005. Interest on each advance accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the Bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The company elected the three-month interest period at 3.8% until January 24, 2005. After this date the rate is 4.17% until April 24, 2005. The term loan had an outstanding balance of $5,400,000 at December 31, 2004.

      The company's existing working capital facility with the Bank was also amended on October 14, 2004 to increase the amount of the facility from $3,000,000 to $5,000,000. Advances bear interest, and interest is payable, on the same terms as under the Amended Term Loan Facility. This line of credit had an outstanding balance of $2,980,000 at December 31, 2004, and expires on September 30, 2005. The Company intends to renew this credit facility prior to its expiration date.

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

      The agreements also preclude, without the bank's prior written consent, changes in ownership in the companies, any mergers or acquisitions, any material change in any of our business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements. The bank consented to the Simclar (Mexico) acquisition in 2003.

      Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt agreements. At December 31, 2004, the company was not in compliance with one of these covenants as a result of having capital expenditures for the year 2004 in excess of the $1,000,000 limit specified in the covenant. However, we obtained from the Bank a waiver of the non-compliance, and we believe that we will remain in compliance with our covenants for the remainder of 2005, but there can be no assurance that defaults in any of the covenants will not occur in the future, nor can there be any assurance that our lender will waive future covenant violations. A default of the covenants would permit our lender to accelerate the maturity of our credit facilities and to sell the assets securing them, which would cause us to cease operations and seek bankruptcy protection.

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

      We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at December 31, 2004:

                                       Total     Less than       1-3          4-5        Over 5
In thousands                          Amounts      1 Year       Years        Years        Years
                                    --------------------------------------------------------------
Long-term debt with interest        $    5,966   $    1,406   $    2,663   $    1,478   $      419
Operating leases (non-cancelable)        5,493          746        1,147        1,020        2,580
Bank line of credit with interest        3,073        3,073           --           --           --
Vendor open line of credit               2,853          353        2,500
                                    --------------------------------------------------------------
Total commitments                   $   17,385   $    5,578   $    6,310   $    2,498   $    2,999
                                    ==============================================================

Effect of Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values, effective for public companies for interim periods beginning after June 15, 2005. SFAS No.123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method. The company will adopt this statement in the third quarter of fiscal year 2005 and currently does not anticipate that the adoption of this standard will have a material effect on our consolidated results of operations, financial position, and cash flows.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4 Inventory Pricing". SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this statement for fiscal year 2006 and currently do not anticipate that the adoption of this standard will have a material effect on our consolidated results of operations, financial position, and cash flows.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29 provided an exception to this basic measurement principle for exchanges of similar productive assets. That exception required that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates this exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. An exchange would lack commercial substance if our future cash flows are not expected to change significantly as a result of that exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. We will adopt this new standard for fiscal year 2006 and do not anticipate that the adoption of this standard will have a material effect on our consolidated results of operations, financial position, and cash flows.

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

      Allowance for Inventory Obsolescence--We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unusable in the manufacturing operations due to loss of a specific customer or a customer's product changes or discontinuations. Based on historical and projected sales information and concentration of customers, we believe that the allowance is adequate. However, changes in general economic, business and market conditions could cause customers to cancel, reduce or reschedule orders. These changes could affect the company inventory turnover; therefore, the allowance for inventory obsolescence is reviewed monthly and changes to the allowance are updated as new information is received.

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

      The company performed the annual test for goodwill impairment related to the Lytton and Simclar (Mexico) acquisitions. These tests were performed at the reporting unit level. In the test, we determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized. In performing the tests for impairment, we made assumptions about future sales and profitability. In estimating expected future cash flows related to the Lytton and Simclar (Mexico) assets, we used internal forecasts that were based upon actual results, assuming an average revenue growth of 5% and 8% per year, respectively, and minimal increases in gross margin.

      At the time of the impairment test, the carrying value of the net assets acquired in the Lytton and Simclar (Mexico) transactions was $10.4 and $2.9 million, respectively. If our estimate of expected future cash flows had been 10% lower, the expected future cash flows would still have exceeded the carrying value of the assets by $0.7 million for Lytton and by $1.5 million for Simclar (Mexico), including goodwill.

      The most critical estimates, in order of significance, used in the impairment test include (1) estimated revenue growth, (2) the terminal value assumed, and (3) the discount rate applied. We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on reported asset values. Such events may include strategic decisions made in response to economic conditions relative to operations and the impact of technology, economic conditions, and industry trends on our customer base.

      Revenue Recognition and Accounts Receivable-- The company's sales are primarily derived from product manufacturing including, but not limited to, finished molded and non-molded cables, wiring harnesses, printed circuit board assemblies, electro-mechanical and electronic assemblies. Revenue is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product. The selling price of the product is fixed and the ability to collect for the sale to the customer is reasonably assured when the product is shipped.

      Revenue from contract manufacturing, rework and refurbishing is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point.

      Business Combinations--We are required to allocate the purchase price of acquired business to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Such valuations require us to make significant estimates and assumptions, especially related to intangible assets. We used outside sources of information to complete a valuation to assist in determining the fair value of assets acquired and liabilities assumed for the Simclar (Mexico) acquisition completed during 2003. The purchased intangible assets were recorded by us at the fair value assigned.

      Critical estimates were used in valuing certain intangible assets and plant and equipment include but are not limited to: future expected cash flows from acquired customers' continuing sales; and the expected useful life of plant and equipment. Our estimates are based upon assumptions we believe are reasonable, but which are inherently uncertain and unpredictable; as a result, actual results may differ from estimates.

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

      Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which we had approximately $39,000 invested at December 31, 2004.

      Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $8,380,000 at December 31, 2004.

      We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our year-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our year-end variable rate debt would result in a negative impact of approximately $84,000 on our operations.

      Our exposure to market risks from foreign currency exchange rates is minimal.

Item 8. Financial Statements and Supplementary Data

      Our financial statements, and the related notes, together with the reports of Battelle & Battelle, LLP dated March 28, 2005, and PricewaterhouseCoopers, LLP dated March 27, 2003, are set forth at pages F-4 through F-8 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      PricewaterhouseCoopers, LLP resigned as our independent accountants effective July 16, 2003. We engaged new independent accountants, Battelle & Battelle LLP, for our annual audit for our 2003 fiscal year. This matter was previously reported by us on the Current Report on Form 8-K dated July 17, 2003, filed with the Securities and Exchange Commission on July 17, 2003.

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

Item 9B. Other Information

Not applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is included under the caption, "Information about Directors and Executive Officers" in our Information Statement relating to our 2005 annual meeting of shareholders to be held on June 10, 2005, and is incorporated herein by reference.

      We have adopted a code of conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics is posted on our website at www.simclar.com.

Item 11. Executive Compensation

      The information required by this item is included under the caption, "Executive Compensation" in our Information Statement relating to our 2005 annual meeting of shareholders to be held on June 10, 2005, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is included under the caption, "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Information Statement relating to our 2005 annual meeting of shareholders to be held on June 10, 2005, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is included under the caption, "Certain Relationships and Related Transactions" in our Information Statement relating to our 2005 annual meeting of shareholders to be held on June 10, 2005, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      Audit Fees. The aggregate fees billed for professional services rendered by Battelle & Battelle LLP, for the audit of our annual consolidated financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $84,025 for 2004 and $83,500 for 2003 (including direct engagement expenses).

      Audit-Related Fees. The aggregate fees billed by Battelle & Battelle LLP for audit-related services rendered for us were $6,100 for 2004 and $-0- for 2003. The audit-related fees included fees for accounting consultation on the company's internal control system and an audit of the company's employees benefit plan.

      Tax Fees. The aggregate fees billed by Battelle & Battelle LLP for tax-related services rendered for us were $17,000 for each of 2004 and 2003. The tax-related services were all in the nature of tax compliance and tax planning.

      All Other Fees. The aggregate fees billed for services rendered to us by Battelle & Battelle LLP, other than the audit services, audit-related services, and tax services, were $-0- for 2004 and $-0- for 20023.

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

                                     Part IV

Item 15.  Exhibits and Financial Statement Schedules

      (a)   The following documents are filed as part of this Report.

            (1) The following financial statements are filed as part of this Annual Report on Form 10-K:

            Independent Auditors' Report.

            Consolidated Balance Sheets as of December 31, 2004 and 2003.

            Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

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

            (3) Exhibits:

Exhibit
Number                            Exhibit Description
------                            -------------------

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

4(i) Form of Common Stock Certificate (incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 2004( "2003 Form 10-K"), Exhibit 4(i)).

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

10(iii) Letter Agreement between Barry Pardon and the Company regarding amendment to Employment Agreement (incorporated by reference to the Company's 2003 Form 10-K, Exhibit 10(iii)).

10(iv) Lease Agreement between the Company and Route 495 Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter of 1997, Item 6(a), Part II(10)).

10(v) Lease Agreement between the Company and PruCrow Industrial Properties, L.P., dated April 30, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1997 ("June 1997 Form 8-K"), Item 7(c)(10)(i)).

10(vi) Lease between the Company and Stanley Avenue Properties, Ltd., dated July 31, 1997 (incorporated by reference to the Company's 2003 Form 10-K, Exhibit 10(ix)).

10(vii) Lease Agreement between Simclar de Mexico, SA de CV and Consorcio Inmobiliario Del Noreste, S.A. de C.V., dated July 16, 2001 (incorporated by reference to the Company's 2003 Form 10-K, Exhibit 10(x)).

10(viii) Commercial Lease between Simclar (Mexico) and Fleet Management Co., dated October 1, 1999 (incorporated by reference to the Company's 2003 Form 10-K, Exhibit 10(xi)).

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

10(xi) Facility Letter, dated October 2, 2001, for the Company's financing with the Bank of Scotland (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 2001, Item 6(a)10(a)).

10(xii) Working Capital Facility Letter, dated October 2, 2001, for the Company's Financing with the Bank of Scotland (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 2001, Item 6(a)10(b)).

10(xiii) Letter Agreement with the Bank of Scotland dated January 17, 2003 (incorporated by reference to the Company's 2003 Form 10-K, Exhibit 10(xvii))

10(xiv) Letter Agreement with the Bank of Scotland dated November 10, 2003 (incorporated by reference to the Company's 2003 Form 10-K, Exhibit 10(xviii))

10(xv) Amendment Letter to Term Loan Facility Letter between the Company and Bank of Scotland, dated October 14, 2004 (incorporated by reference to incorporated by reference to the Company's Current Report on Form 8-K dated October 20, 2004, Exhibit 99.1).

10(xvi) Amendment Letter to Working Capital Facility Letter between the Company and Bank of Scotland dated October 14, 2004(incorporated by reference to incorporated by reference to the Company's Current Report on Form 8-K dated October 20, 2004, Exhibit 99.2).

10(xvii) Service Agreement between the Company and Simclar Group Limited, effective July 16, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 14,
            2003).

10(xviii)   * Lease Agreement between Simclar de Mexico, SA de CV and Consorcio
            Inmobiliario Del Noreste, S.A. de C.V., dated as of November 1, 2004

21          * Subsidiaries of the registrant.

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

-----------------

*     Filed with this Report.

      (b)   Exhibits.

            The exhibits to this report follow the Signature Page.

      (c)   Financial Statement Schedules.

            The financial statement schedule follows the exhibits to this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIMCLAR, INC.


Date:   March 30, 2005             By: /s/ Barry J. Pardon
                                      ---------------------------------------
                                      Barry J. Pardon, President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                 Title                                      Date
----                                                 -----                                      ----
/s/ Samuel J. Russell*                        Chairman of the Board of Directors
----------------------------------------      and Chief Executive Officer                 March 30, 2005
Samuel J. Russell

/s/ Barry J. Pardon                           President and Director                      March 30, 2005
----------------------------------------      (principal executive officer)
Barry J. Pardon

/s/ John Ian Durie*                           Vice-President (Finance) and                March 30, 2005
----------------------------------------      Director
John Ian Durie

/s/ David L. Watts*                           Chief Financial Officer and                 March 30, 2005
----------------------------------------      Secretary
David L. Watts                                (principal financial and principal
                                              accounting officer)

                                              Director
----------------------------------------
A. Graeme Manson

                                              Director
----------------------------------------
Douglas Smith

                                              Director
----------------------------------------
Kenneth M. MacKay, M. D.

/s/ Christina M. J. Russell*                  Director                                    March 30, 2005
----------------------------------------
Christina M. J. Russell

*By:/s/ Barry J. Pardon
    ------------------------------------
    Barry J. Pardon, Attorney-in-Fact

                                FORM 10-K--ITEM 8

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Simclar, Inc. and subsidiaries are included in Item 8:

                                                                            Page

      Consolidated Balance Sheets - December 31, 2004 and 2003.              F-4

      Consolidated Statements of Operations - Years ended December 31, 2004,
        2003 and 2002.                                                       F-6

      Consolidated Statements of Stockholders' Equity - Years ended
        December 31, 2004, 2003 and 2002.                                    F-7

      Consolidated Statements of Cash Flows - Years ended December 31, 2004,
        2003 and 2002.                                                       F-8

      Notes to Consolidated Financial Statements                             F-9

The following financial statement schedule of Simclar, Inc. and subsidiaries is included

     Schedule II - Valuation and qualifying accounts.                        S-2

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

                         SIMCLAR, INC. AND SUBSIDIARIES

                                FORM 10-K--ITEM 8

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Simclar, Inc. and subsidiaries are included in Item 8:

                                                                            Page

      Consolidated Balance Sheets - December 31, 2004 and 2003.              F-4

      Consolidated Statements of Operations - Years ended December 31,
        2004, 2003 and 2002.                                                 F-6

      Consolidated Statements of Stockholders' Equity - Years ended
        December 31, 2004, 2003, and 2002.                                   F-7

      Consolidated Statements of Cash Flows - Years ended December 31,
        2004, 2003, and 2002.                                                F-8

      Notes to Consolidated Financial Statements                             F-9

The following financial statement schedule of Simclar, Inc. and subsidiaries is included

      Schedule II - Valuation and qualifying accounts.                       S-2

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         SIMCLAR, INC. AND SUBSIDIARIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Simclar, Inc. and Subsidiaries
Hialeah, FL

      We have audited the accompanying consolidated balance sheet of Simclar, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simclar, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Battelle & Battelle LLP
Dayton, Ohio
March 28, 2005

                         SIMCLAR, INC. AND SUBSIDIARIES

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Simclar, Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on Page F-1 present fairly, in all material respects, the results of operations and cash flows of Simclar, Inc. and its subsidiaries (formerly known as Techdyne, Inc.) for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 on Page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ PRICEWATERHOUSE LLP

March 27, 2003
Dayton, Ohio

                         SIMCLAR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,   December 31,
                                                                      2004           2003
                                                                  ---------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $    280,015   $    230,183
  Accounts receivable, less allowances of $182,000 and $279,000
    at December 31, 2004 and 2003, respectively                      8,066,978      5,726,814
  Amounts receivable from major stockholder, net                     2,918,037      2,048,921
  Inventories, less allowances for obsolescence of $1,481,000 and
    $1,421,000 at December 31, 2004 and 2003, respectively          11,314,911      9,753,301
  Prepaid expenses and other current assets                            317,183        309,360
  Deferred income taxes                                                795,400        857,600
                                                                  ---------------------------
             Total current assets                                   23,692,524     18,926,179
                                                                  ---------------------------

Property, plant and equipment:
  Land and improvements                                                547,511             --
  Buildings and building improvements                                1,235,904             --
  Machinery, computer and office equipment                           8,171,056      7,268,046
  Tools and dies                                                       290,873        283,828
  Leasehold improvements                                               377,082        677,113
                                                                  ---------------------------
                                                                    10,622,426      8,228,987
  Less accumulated depreciation                                      6,613,775      5,733,519
                                                                  ---------------------------
                                                                     4,008,651      2,495,468

Deferred expenses and other assets, net                                 20,622             --
Goodwill                                                             4,840,545      4,234,113
Intangibles, net                                                        18,000         18,000
                                                                  ---------------------------
                                                                  $ 32,580,342   $ 25,673,760
                                                                  ===========================

                See notes to consolidated financial statements.

                         SIMCLAR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,   December 31,
                                                                    2004           2003
                                                                ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Line of credit                                                $  2,980,000   $  1,750,000
  Accounts payable                                                 5,414,262      2,960,279
  Accrued expenses                                                 1,124,732        914,916
  Accrued income taxes                                               836,709        496,645
  Current portion of long-term debt                                1,200,000      1,000,000
                                                                ---------------------------
          Total current liabilities                               11,555,703      7,121,840
Long-term debt                                                     4,200,000      4,000,000
Deferred trade accounts payable                                    2,500,000      2,500,000
Deferred income taxes                                                206,000        290,900
                                                                ---------------------------
          Total liabilities                                       18,461,703     13,912,740
                                                                ---------------------------
Commitments and contingencies                                             --             --
Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding  6,465,345 shares at  December 31,
    2004 and  2003                                                    64,653         64,653
  Capital in excess of par value                                  11,446,087     11,446,087
  Retained earnings                                                2,593,238        251,458
  Accumulated other comprehensive income (loss)                       14,661         (1,178)
                                                                ---------------------------
             Total stockholders' equity                           14,118,639     11,761,020
                                                                ---------------------------
                                                                $ 32,580,342   $ 25,673,760
                                                                ===========================

                 See notes to consolidated financial statements

                         SIMCLAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended December 31,
                                               --------------------------------------------
                                                   2004            2003            2002
                                               ------------    ------------    ------------
Sales                                          $ 53,582,487    $ 36,187,105    $ 33,691,582
Cost of goods sold                               46,229,712      31,316,498      29,020,458
                                               --------------------------------------------
  Gross Margin                                    7,352,775       4,870,607       4,671,124

Selling, general and administrative expenses      3,750,984       3,133,170       2,897,101
                                               --------------------------------------------
  Income from operations                          3,601,791       1,737,437       1,774,023

  Interest expense                                  213,284         217,833         288,869
  Interest and other income                         (47,114)       (114,791)        (28,342)
  Foreign currency loss on Scotland shutdown             --         170,867              --
                                               --------------------------------------------

  Income before income taxes                      3,435,621       1,463,528       1,513,496

Income tax provision                              1,093,841         357,207         123,387
                                               --------------------------------------------

            Net income                         $  2,341,780    $  1,106,321    $  1,390,109
                                               ============================================

Earnings per share:
  Basic & diluted                              $       0.36    $       0.17    $       0.21
                                               ============================================

                 See notes to consolidated financial statements.

                         SIMCLAR, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                   Capital in
                                                                      Common       Excess of     Comprehensive
                                                                      Stock        Par Value         Income
                                                                 -------------------------------------------------
Balance at January 1, 2002                                        $     65,570    $ 11,592,995
Comprehensive income:
   Net income                                                                                        1,390,109
   Other comprehensive income:
     Foreign currency translation adjustments                                                            2,526
                                                                                                  ------------
           Comprehensive income                                                                   $  1,392,635
                                                                                                  ============

                                                                 -----------------------------
Balance at December 31, 2002                                      $     65,570    $ 11,592,995
Comprehensive income:
   Net income                                                                                        1,106,321
   Other comprehensive income:
     Foreign currency translation adjustments                                                          223,171
                                                                                                  ------------
           Comprehensive income                                                                   $  1,329,492
                                                                                                  ============
Cancellation of held stock option shares due to lack of payment         (1,217)       (206,608)
Exercise of stock options                                                  300          59,700
                                                                 -----------------------------
Balance at December 31, 2003                                      $     64,653    $ 11,446,087
Comprehensive income:
   Net income                                                                                        2,341,780
   Other comprehensive income:
     Foreign currency translation adjustments                                                           15,839
                                                                                                  ------------
           Comprehensive income                                                                   $  2,357,619
                                                                                                  ============

                                                                 -----------------------------
Balance at December 31, 2004                                      $     64,653    $ 11,446,087
                                                                 =============================

                                                                 Retained       Accumulated       Notes
                                                                  Earnings          Other       Receivable
                                                                (Accumulated)   Comprehensive     Stock
                                                                  (Deficit)     Income (Loss)     Options          Total
                                                                ------------------------------------------------------------
Balance at January 1, 2002                                      $ (2,244,972)   $   (226,875)   $   (207,825)   $  8,978,893
Comprehensive income:
   Net income                                                      1,390,109
   Other comprehensive income:
     Foreign currency translation adjustments                                          2,526

           Comprehensive income                                                                                    1,392,635


                                                                ------------------------------------------------------------
Balance at December 31, 2002                                    $   (854,863)   $   (224,349)   $   (207,825)   $ 10,371,528
Comprehensive income:
   Net income                                                      1,106,321
   Other comprehensive income:
     Foreign currency translation adjustments                                        223,171

           Comprehensive income                                                                                    1,329,492

Cancellation of held stock option shares due to lack of payment                                      207,825
Exercise of stock options                                                                                             60,000
                                                                ------------------------------------------------------------
Balance at December 31, 2003                                    $    251,458    $     (1,178)   $         --    $ 11,761,020
Comprehensive income:
   Net income                                                      2,341,780
   Other comprehensive income:
     Foreign currency translation adjustments                                         15,839

           Comprehensive income                                                                                    2,357,619


                                                                ------------------------------------------------------------
Balance at December 31, 2004                                    $  2,593,238    $     14,661    $         --    $ 14,118,639
                                                                ============================================================

                 See notes to consolidated financial statements.

                         SIMCLAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                      ---------------------------------------------
                                                                           2004            2003            2002
                                                                      ---------------------------------------------
Operating activities:
  Net income                                                           $  2,341,780    $  1,106,321    $  1,390,109
  Adjustments to reconcile net income to net cash
    provided by  operating activities:
      Depreciation and amortization                                       1,019,609         935,883         941,024
      Gain from disposal of property and equipment                               --         (47,650)             --
      Deferred expenses and other assets                                    (20,622)          9,435          13,217
      Provision for uncollectible accounts                                   35,000              --          24,284
      Provision for inventory obsolescence                                  382,391         245,976         340,088
      Deferred income taxes                                                 (22,700)        (10,300)       (398,600)
      Changes relating to operating activities from:
        Accounts receivable                                              (2,375,164)       (460,553)       (554,611)
        Accounts receivable from majority stockholder, net                 (869,116)       (104,252)       (225,124)
        Inventories                                                      (1,944,001)       (202,241)        470,210
        Prepaid expenses and other current assets                            (7,823)       (180,651)         86,494
        Accounts payable                                                  2,453,983        (210,661)        108,598
        Accrued expenses                                                    209,816         (69,475)         45,324
        Accrued income taxes                                                340,064          (2,182)        519,619
                                                                      ---------------------------------------------
          Net cash provided by operating activities                       1,543,217       1,009,650       2,760,632
                                                                      ---------------------------------------------

Investing activities:
  Acquisition of AG Technologies, Inc and subsidiary                       (606,432)     (1,951,547)             --
  Proceeds from sale of property, plant and equipment                            --         704,433              --
  Additions to property, plant and equipment, net of minor disposals     (2,532,792)       (209,807)       (303,881)
  Note receivable from major stockholder                                         --              --      (1,500,000)
                                                                      ---------------------------------------------
          Net cash used in investing activities                          (3,139,224)     (1,456,921)     (1,803,881)
                                                                      ---------------------------------------------

Financing activities:
  Line of credit payments                                                        --              --        (881,184)
  Line of credit borrowings                                               1,230,000         250,000       1,500,000
  Exercise of stock options                                                      --          60,000              --
  Proceeds from long-term bank borrowings                                 1,400,000              --          21,525
  Payments on long-term bank borrowings                                  (1,000,000)     (1,392,682)     (1,083,765)
                                                                      ---------------------------------------------
          Net  cash  provided by (used in) financing activities           1,630,000      (1,082,682)       (443,424)
Effect of exchange rate fluctuations on cash                                 15,839         223,171           2,526
                                                                      ---------------------------------------------
Net change in cash and cash equivalents                                      49,832      (1,306,782)        515,853
Cash and cash equivalents at beginning of period                            230,183       1,536,965       1,021,112
                                                                      ---------------------------------------------
Cash and cash equivalents at end of period                             $    280,015    $    230,183    $  1,536,965
                                                                      =============================================

                 See notes to consolidated financial statements.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

      The consolidated financial statements include the accounts of Simclar, Inc. ("Simclar ") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar (Mexico)") and Techdyne (Europe) Limited ("Techdyne (Europe)"), collectively referred to as the "company." During September 2003, the company changed its name to Simclar, Inc. from Techdyne, Inc. On August 13, 2003 the company merged its wholly owned subsidiary, Lytton Inc. into Simclar. All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 73.4% owned subsidiary of Simclar Group Limited ("Simclar Group").

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

Inventories

      Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and a portion of fixed and variable-manufacturing overhead. The company reviews its inventories on an annual basis to identity parts that have not been used in the manufacturing process during the previous two year period or are not believed to be required for use in the manufacturing process during the next six months. The carrying value of these identified parts is adjusted to the estimated realizable fair market value with a current period charge to an allowance for obsolescence as reflected in the financial statements.

Property, Plant and Equipment

      Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are generally 25 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment; 3 to 10 years for tools and dies; and 5 to 15 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized. Depreciation expense was approximately $1,020,000, $936,000, and $941,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

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

Deferred Expenses

      Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans. The amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $10,000, $11,000 and $12,000, respectively.

Goodwill

      The company adopted SFAS No.142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are tested annually for impairment. In connection with the adoption of SFAS No. 142, the company completed the transitional goodwill impairment test, which requires the company to compare the fair value of its reporting unit to the carrying value of the net assets of the reporting unit as of December 31, 2004. Based on this analysis, the company has concluded that no impairment existed since the time of adoption, and, accordingly, the company has not recognized any transitional impairment loss.

                                                                    December 31,
                                                        ------------------------------------
                                                           2004         2003         2002
                                                        ------------------------------------
Goodwill recognized on the acquisition of Lytton Inc.   $2,954,995   $2,954,995   $2,954,995
Goodwill recognized on the acquisition of
  AG Technologies, Inc.                                  1,885,550    1,279,118           --
                                                        ------------------------------------
                                                        $4,840,545   $4,234,113   $2,954,995
                                                        ====================================

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

      The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different than those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees' stock options.

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Since the company's stock was trading in a range of value below the strike price of the outstanding options until 2003, the amount of expense to amortize was zero. The company's pro forma information for options issued is as follows:

                                                           Year Ended December 31,
                                              ------------------------------------------------
                                                   2004             2003             2002
                                              ------------------------------------------------
Pro forma and reported net income             $    2,341,780   $    1,106,321   $    1,390,109
                                              ================================================
Pro forma and reported earnings  per share:
  Basic                                       $         0.36   $         0.17   $         0.21
                                              ================================================
  Diluted                                     $         0.36   $         0.17   $         0.21
                                              ================================================

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

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

      Following is a reconciliation of amounts used in the basic and diluted computations:

                                                               Year Ended December 31,
                                                     ------------------------------------------
                                                          2004           2003           2002
                                                     ------------------------------------------
Net income - numerator basic computation             $  2,341,780   $  1,106,321   $  1,390,109
                                                     ==========================================

Weighted average shares - denominator basic
  computation                                           6,465,345      6,460,086      6,556,990
Effect of dilutive securities:
  Stock options                                                --             --         60,000
                                                     ------------------------------------------
Weighted average shares, as adjusted - denominator      6,465,345      6,460,086      6,616,990
                                                     ==========================================

Earnings per share:
  Basic                                              $       0.36   $       0.17   $       0.21
                                                     ==========================================
  Diluted                                            $       0.36   $       0.17   $       0.21
                                                     ==========================================

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

Warranty Costs

      The company warrants that products used in its manufacturing process are free from defects in material and workmanship for a period of one year from time of shipment to the customer. If the manufactured product fails in this one year period due to a defect, the company will rework the product until it functions per the customer's specifications. The costs associated with the rework of any return of defective products are treated as a period expense when the products are reshipped to the customer. The company estimates the cost or reworking defective products to be less than 1% of its annual sales volume and thus has not recorded any liability for rework costs on its financial statements.

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

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

New Pronouncements

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values, effective for public companies for interim periods beginning after June 15, 2005. SFAS No.123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method. The company will adopt this statement in the third quarter of fiscal year 2005 and currently does not anticipate that the adoption of this standard will have a material effect on its consolidated results of operations, financial position, and cash flows.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4 Inventory Pricing". SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt this statement for fiscal year 2006 and currently does not anticipate that the adoption of this standard will have a material effect on its consolidated results of operations, financial position, and cash flows.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29 provided an exception to this basic measurement principle for exchanges of similar productive assets. That exception required that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates this exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. An exchange would lack commercial substance if the company's future cash flows are not expected to change significantly as a result of that exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The company will adopt this new standard for fiscal year 2006 and does not anticipate that the adoption of this standard will have a material effect on its consolidated results of operations, financial position, and cash flows.

NOTE 2--INVENTORIES

Inventories are comprised of the following:

                                     December 31,
                             ---------------------------
                                  2004           2003
                             ---------------------------

Raw materials and supplies   $  8,863,347   $  7,315,075
Work in process                 1,584,258      1,776,538
Finished goods                    867,306        661,688
                             ---------------------------
                             $ 11,314,911   $  9,753,301
                             ===========================

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--ACCRUED EXPENSES

Accrued expenses are comprised of the following:

                                December 31,
                         ---------------------------
                              2004           2003
                         ---------------------------

Accrued compensation     $    523,430   $    319,813
Accrued property taxes        223,230        222,319
Accrued commissions           203,895        148,170
Other                         174,177        224,614
                         ---------------------------
                         $  1,124,732   $    914,916
                         ===========================

NOTE 4--LONG-TERM DEBT

      On October 24, 2001, the company entered into two credit facilities with Bank of Scotland in Edinburgh, Scotland for an aggregate borrowing of $10,000,000. The financing included a $3,000,000 line of credit, with an interest rate at LIBOR plus 1.5% for a one, three or six month period, at the company's election, and expires on September 30, 2005. The company intends to renew this credit facility with the Bank prior to its expiration date.. The financing also included a seven-year term loan of $7,000,000 at the same interest rate as the line of credit. The term loan specifies quarterly payments of $250,000 due in January, April, July and October of each year, plus interest.

      On October 14, 2004, the company restructured its existing term loan and working capital facilities with the Bank. The term loan was made pursuant to an Amended and Restated Facility Letter providing for a term loan of $5,650,000, of which Tranche A represents outstanding borrowings of $4,250,000, and Tranche B represents the $1,400,000 loan to acquire the property located at 1784 Stanley Avenue, Dayton, Ohio. The principal of Tranche A is repayable in quarterly installments of $250,000 in January, April, July and October of each year from 2004 through 2008, with the final payment due in October 2008. The principal of Tranche B is payable in twenty-eight equal quarterly installments of $50,000, with the first installment payable on January 20, 2005. Interest on each advance accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the Bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The company elected the three-month interest period at 3.8% until January 24, 2005. After this date the rate is 4.17% until April 24, 2005. The term loan had an outstanding balance of $5,400,000 at December 31, 2004.

      The company's existing working capital facility with the Bank was also amended on October 14, 2004 to increase the amount of the facility from $3,000,000 to $5,000,000. Advances bear interest, and interest is payable, on the same terms as under the Amended Term Loan Facility. This line of credit had an outstanding balance of $2,980,000 at December 31, 2004.

      All of the assets of the company collateralize the credit facilities. The credit facilities contain affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $11,000,000; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, include (1) granting or permitting a security agreement

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--LONG-TERM DEBT--Continued

against the consolidated assets of the company other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year.

      The agreements also preclude, without the Bank's prior written consent, changes in ownership in the company, any mergers or acquisitions, any material change in any of the company's business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements. The Bank gave its written consent for the company to acquire all the outstanding shares of AG Technologies, Inc. on July 15, 2003. At December 31, 2004, the company was not in compliance with respect to the terms of the credit facilities as a result of having capital expenditures for the year 2004 in excess of the $1,000,000 limit as specified by the covenants. However, the company obtained a waiver from the Bank in respect of the non-compliance.

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

Long-term debt is as follows:                   December 31,
                                       ---------------------------
                                           2004           2003
                                       ---------------------------

Term loan                              $  5,400,000   $  5,000,000
Less current portion                      1,200,000      1,000,000
                                       ---------------------------
                                       $  4,200,000   $  4,000,000
                                       ===========================

      Scheduled maturities of long-term debt outstanding at December 31, 2004 are approximately: 2005---$1,200,000; 2006---$1,200,000; 2007---$1,200,000;
2008---$1,200,000; 2009---$200,000; thereafter $400,000. Interest payments on all of the above debt amounted to approximately $189,000, $231,000 and $294,000 in 2004, 2003 and 2002, respectively.

      On July 15, 2003, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd ("Winsson"). This agreement calls for Winsson to provide to Simclar (Mexico) a 3-year $2,750,000 open line of credit for purchased services and materials. The 3-year open line of credit required a reduction of $250,000 as of July 14, 2004. The 3-year open line of credit may be renewed at the end this agreement, if both parties agree. The total amount due to Winsson is approximately $2,853,000 at December 31, 2004. Included in accounts payable is approximately $353,000 of this amount with the remaining balance shown in deferred trade accounts payable.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--INCOME TAXES

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Significant components of the company's deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ---------------------------
Deferred tax assets:
  Inventory obsolescence                             $    578,100   $    554,400
  Cost capitalized in ending inventory                     84,900        141,400
  Accrued expenses                                         61,300         52,800
  Other                                                    71,100        109,000
                                                     ---------------------------
             Total deferred tax assets                    795,400        857,600
                                                     ---------------------------
Deferred tax liabilities:
  Depreciation and amortization                      $    206,000   $    290,900
                                                     ---------------------------
             Total deferred tax liabilities               206,000        290,900
                                                     ---------------------------
   Net deferred tax asset                            $    589,400   $    566,700
                                                     ===========================

      For financial reporting purposes, income before income taxes includes the following components:

                                                 Year Ended December 31,
                                    -------------------------------------------
                                        2004           2003            2002
                                    -------------------------------------------
United States income                $  3,269,909   $  1,603,477    $  1,538,928
Foreign income (loss)                    165,712       (139,949)        (25,432)
                                    -------------------------------------------
                                    $  3,435,621   $  1,463,528    $  1,513,496
                                    ===========================================

Significant components of the provision (benefit) for income taxes are as follows:

                                               Year Ended December 31,
                                    -------------------------------------------
                                        2004           2003            2002
                                    -------------------------------------------
Current:
  Federal                           $  1,011,150   $    332,701    $    398,600
  State                                   59,991         14,176         123,387
                                    -------------------------------------------
                                       1,071,141        346,877         521,987
                                    -------------------------------------------
Deferred
  Federal                                 19,791          9,006        (347,500)
  State                                    2,909          1,324         (51,100)
                                    -------------------------------------------
                                          22,700         10,330        (398,600)
                                    -------------------------------------------
                                    $  1,093,841   $    357,207    $    123,387
                                    ===========================================

      Techdyne (Europe) and Simclar de Mexico, S.A. de C.V. file separate income tax returns in the United Kingdom and Mexico, respectively.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--INCOME TAXES--Continued

      The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense (benefit) is:

                                                                        Year Ended December 31,
                                                             --------------------------------------------
                                                                  2004           2003            2002
                                                             --------------------------------------------
Statutory tax rate (34%) applied to income before
  income taxes                                               $  1,168,111    $    497,600    $    514,589
Increases (reduction) in taxes resulting from:
  State income taxes expense net of federal
    income tax effect                                              42,870          10,230          81,444
  Tax rate differential relating to tax benefit of foreign
    operating income                                                2,287          70,290           8,647
  Non deductible items                                             15,343           7,756           7,132
  Change in deferred tax valuation allowance                           --              --        (587,000)
  Refund of prior U.S. income taxes                               (38,000)        (85,000)             --
  Settlement of U.S. income taxes                                (132,000)       (200,000)             --
  Other                                                            35,230          56,331          98,575
                                                             --------------------------------------------
                                                             $  1,093,841    $    357,207    $    123,387
                                                             ============================================

      Undistributed earnings of the company's foreign subsidiaries amounted to approximately $287,000 at December 31, 2004 and 2003, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $14,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2004 and 2003, respectively.

      Income tax payments were approximately $754,000, $333,000 and $28,000 in 2004, 2003 and 2002, respectively.

NOTE 6--TRANSACTIONS WITH SIMCLAR GROUP

      The company's parent, Simclar Group, provides certain financial and administrative services to the company under a service agreement. The amount of expenses covered under the service agreement totaled $360,000, $347,000 and $336,000 in 2004, 2003 and 2002, respectively. In 2004, the company purchased steel components with a combined value of approximately $431,000 from other members of the Simclar Group.

      In May 2001, Techdyne (Europe) entered into a management agreement with Simclar Group pursuant to which Simclar Group manufactured products for Techdyne (Europe) and assisted in management coordination. These expenses were approximately $241,000 in 2002. This agreement was terminated on February 28, 2002.

      The company has a net receivable due from its parent, Simclar Group, of approximately $2,918,000 and $2,049,000 at December 31, 2004 and 2003,
respectively. These amounts included a $1,500,000 demand note

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--TRANSACTIONS WITH SIMCLAR GROUP--Continued

payable by Simclar Group, bearing an annual interest rate of LIBOR plus 2.0% and accumulated interest on this demand note of approximately $123,000 and $71,000 at December 31, 2004 and 2003, respectively. During the year 2004, the company advanced funds to two companies owned by Simclar Group or its sole owners for operating capital. As of December 31, 2004 the company had a net received due from these two companies of approximately $1,295,000.

NOTE 7--RELATED PARTY TRANSACTIONS

      On October 20, 2004, the company purchased for $1,400,000 the 77,800 square foot office, manufacturing and warehouse facility located at 1784 Stanley Avenue, Dayton, Ohio that it had been leasing for a term ending July 31, 2007. The purchase resulted from the company's exercise of an option to purchase contained in the lease. The premises were purchased from the lessor, Stanley Avenue Properties, Ltd., an Ohio limited liability company controlled by Lytton
F. Crossley, a former director of the company. The purchase price was determined by negotiation, based upon independent appraisals obtained by the company and the seller.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commitments

      The company leases several facilities which expire at various dates through 2017 with renewal options for a period of five years at the then fair market rental value. The company's aggregate lease commitments at December 31, 2004, are approximately: 2005---$746,000, 2006---$621,000, 2007---$526,000,
2008---$510,000, and 2009---510,000. Total rent expense was approximately $753,000, $635,000 and $556,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

Retirement Plan

      The company sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees, excluding Techdyne (Europe) and Simclar (Mexico). The company contributes a 50% match based on the first 4% of each employee's annual earnings contributed to the plan. The discretionary profit sharing and matching expense amounted to approximately $73,000, $59,000 and $57,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Contingencies

      The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company's financial position.

NOTE 9--STOCK OPTIONS

      On February 27, 1995 the company granted non-qualified stock options, to directors of Simclar and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the company granted a non-qualified stock option for 10,000 shares which vested immediately, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The company received cash payment of the par value and the balance in three-year promissory notes totaling $207,825 presented in the stockholders' equity section of the balance sheet, with interest at 6.19%. The notes, which were

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--STOCK OPTIONS--Continued

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

      A summary of the company's stock option activity, for the years ended December 31, follows:

                                             2004                             2003                         2002
                                 --------------------------------------------------------------------------------------------
                                                  Weighted-                       Weighted-                     Weighted-
                                                   Average                         Average                        Average
                                      Options   Exercise Price       Options    Exercise Price      Options    Exercise Price
                                 --------------------------------------------------------------------------------------------
Outstanding-beginning of year                                            60,000   $       2.00        411,000   $       3.12
Granted                                        0                              0                             0
Exercised                                                                30,000                             0
Expired                                                                  30,000                      (351,000)
                                    ------------                   ------------                  ------------
Outstanding-end of year                        0                              0                        60,000
                                    ============                   ============                  ============
Outstanding and exercisable
  at end of year
October 2000 options                           0   $         --               0   $         --         60,000   $       2.00
                                    ------------                   ------------                  ------------
                                               0                              0                        60,000
                                    ============                   ============                  ============
Weighted-average fair value of
  options granted during the year   $         --                   $         --                  $         --
                                    ============                   ============                  ============

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

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--QUARTERLY FINANCIAL INFORMATION (Unaudited)

      The following summarizes certain quarterly operating data:

                                           2004                                                  2003
                     -------------------------------------------------    -------------------------------------------------
                       March 31     June 30      Sept 30       Dec 31      March 31      June 30     Sept 30      Dec 31
                      -------------------------------------------------   -------------------------------------------------
                                                    (In thousands except per share data)
Net Sales             $   11,997   $   15,002   $   13,233   $   13,350   $    7,376   $    7,719   $    9,601   $   11,491
Gross Profit               1,726        2,450        1,721        1,456        1,059        1,130        1,123        1,559
Net Income                   481          879          486          496          196          241          211          458
Earnings per share:
  Basic & diluted     $     0.07   $     0.14   $     0.08   $     0.07   $     0.03   $     0.04   $     0.03   $     0.07

      Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters' earnings does not necessarily equal earnings per share for the year.

NOTE 11--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMER

Summarized financial information for the company's one reportable segment is shown in the following table:

                                                Year Ended December 31,
                                     ------------------------------------------
Geographic Area Sales                    2004           2003           2002
                                     ------------   ------------   ------------

United States                        $ 53,551,613   $ 36,187,105   $ 33,458,570
Mexico                                     30,874             --             --
Europe(1)                                      --             --        233,012
                                     ------------   ------------   ------------
                                     $ 53,582,487   $ 36,187,105   $ 33,691,582
                                     ============   ============   ============

      (1) Techdyne (Europe) sales were primarily to customers in the United Kingdom.

                                                Year Ended December 31,
                                    -------------------------------------------
Geographic Area                          2004           2003            2002
Operating Income (loss)             -------------------------------------------

United States                       $  3,436,079   $  1,738,623    $  1,781,856
Mexico                                   165,712         28,658              --
Europe                                        --        (29,844)         (7,833)
                                    -------------------------------------------
                                    $  3,601,791   $  1,737,437    $  1,774,023
                                    ===========================================

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMER--Continued

Geographic Area Property,                           December 31,
Plant and Equipment (Net)            ------------------------------------------
                                         2004           2003           2002
                                     ------------------------------------------

United States                        $  3,992,247   $  2,479,191   $  2,361,984
Mexico                                     16,404         16,277             --
Europe                                         --             --        653,521
                                     ------------------------------------------
                                     $  4,008,651   $  2,495,468   $  3,015,505
                                     ==========================================

Sales to major customer are as follows:

                                                 Year Ended December 31,
                                     ------------------------------------------
                                         2004           2003           2002
                                     ------------------------------------------
Major Customer
ITW                                  $  9,023,000   $  8,084,000   $ 12,078,000
                                     ==========================================

      The loss of or substantially reduced sales to this customer would have an adverse effect on the company's operations if such sales were not replaced. A significant customer would be any customer who annual sales volume from the company is 10% or more.

NOTE 12--CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

      As a result of continuing operating losses, in April 2001 the company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe).

      As of February 28, 2002, all remaining net assets and the remaining employee, except the building and land, were transferred to Simclar Group at net book value on that date. These net assets consisted principally of cash, receivables, payables and equipment. The management agreement with Simclar Group was also cancelled. Included in property, plant and equipment at December 31, 2002 were assets held for sale, net of accumulated depreciation, in Scotland totaling approximately $654,000.

      On April 2, 2003, a fire started by vandals destroyed the Techdyne (Europe) building located in Livingston, Scotland. The claims with the insurance companies were settled during the third quarter in the amount of (pound)364,900 ($588,185), less demolition expenses. The company realized a net gain on this disposition of (pound)34,500 ($55,621).

      On October 17, 2003, the company received the net proceeds from the sale of land located in Livingston, Scotland in the amount of (pound)114,868 ($192,163). The company realized a net loss on this disposition of (pound)5,132 ($8,585).

      In 2003, the company recognized approximately $171,000 charge for the write-off of accumulated foreign currency translation loss resulting from the substantial liquidation of Techdyne (Europe).

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--ACQUISITION OF AG TECHNOLOGIES, INC.

      On July 15, 2003, the company acquired for cash, all of the outstanding stock of AG Technologies, Inc., a privately owned company based in Schaumburg, Illinois. The company name was changed to Simclar (Mexico), Inc. on August 29, 2003. Additional consideration of up to $1,300,000 is payable based on Simclar (Mexico)'s net sales in each of the three years ending July 14, 2004, 2005 and 2006. Simclar (Mexico) is an international value added provider of comprehensive electronic manufacturing services to OEM's serving the automotive, industrial controls, medical and power equipment industries. Simclar (Mexico)'s Mexican facility enables the company to be competitive in the higher volume arena for assembly in North America.

      The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. Additional consideration payable based on Simclar (Mexico)'s sales through July 14, 2006 could increase the amount of this goodwill to $2,579,118. The additional earn-out for the period July 15, 2003 to July 14, 2004 of $606,432 was paid on September 15, 2004. This additional earn-out payment increased the company's goodwill to $1,885,550.

The purchase allocation, as adjusted for the earn-out payment, is as follows:

Current assets            $3,414,149
Equipment                    867,322
Goodwill                   1,885,550
Intangibles                   18,000
Other assets                     743
                          ----------
  Total assets acquired   $6,185,764
                          ----------

Current liabilities       $1,556,485
Long-term debt                 9,000
Long-term liabilities      2,062,300
                          ----------
  Total liabilities       $3,627,785
                          ----------
  Net assets acquired     $2,557,979
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

      The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, it is not intended to be a projection of future results and does not reflect any synergies that might be achieved from combining the operations.

                         SIMCLAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--ACQUISITION OF AG TECHNOLOGIES, INC.--Continued

                                December 31,
                      -------------------------------
                            2003              2002
                      -------------------------------
Net Sales             $   41,210,031   $   44,625,040

Net Income                 1,000,302        1,168,813
                      ===============================
Earnings per share:
  Basic               $         0.15   $         0.18
                      ===============================
  Diluted             $         0.15   $         0.18
                      ===============================

                         SIMCLAR, INC. AND SUBSIDIARIES

             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT
                            ON SUPPLEMENTAL SCHEDULE

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


Battelle & Battelle LLP
Dayton, Ohio
March 28, 2005

                         SIMCLAR, INC. AND SUBSIDIARIES

   A. Schedule II - Valuation and Qualifying Accounts
Simclar, Inc. and Subsidiaries
December 31, 2004

-----------------------------------------------------------------------------------------------------------------------------------
              COL. A                           COL. B          COL. C            COL. D              COL. E               COL. F
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Additions
                                             Balance at    Accquisition       (Deductions)       Other Changes           Balance
                                              Beginning        (3)        Charged (Credited) to   Add (Deduct)          at End of
         Classsification                      of Period                    Costs and Expenses      Describe              Period
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts        $    279,000                      $     35,000       $   (132,000)   (1)   $    182,000
Reserve for inventory obsolescence             1,421,000                           382,000           (322,000)   (2)      1,481,000
                                            ---------------------------------------------------------------------------------------
                                            $  1,700,000   $         --       $    417,000       $   (454,000)         $  1,663,000
                                            =======================================================================================
YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts        $    244,000   $     35,000       $         --                 --    (1)   $    279,000
Reserve for inventory obsolescence             1,115,000        332,000            107,000           (133,000)   (2)      1,421,000
                                            ---------------------------------------------------------------------------------------
                                            $  1,359,000   $    367,000       $    107,000       $   (133,000)         $  1,700,000
                                            =======================================================================================
YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts        $    220,000   $         --       $     24,000                 --    (1)   $    244,000
Reserve for inventory obsolescence               959,000             --            380,000           (224,000)   (2)      1,115,000
Valuation allowance for defered tax asset             --             --           (587,000)           587,000                     0
                                            ---------------------------------------------------------------------------------------
                                            $  1,179,000   $         --       $   (183,000)      $    363,000          $  1,359,000
                                            =======================================================================================

(1)   Uncollectible accounts written off, net of recoveries

(2)   Net write-offs against inventory reserves

(3)   Acquisition of AG Technologies, Inc.