Form 10-Q
period 2005-03-31
SIMCLAR INC
filed 2005-05-16
CIK 764039

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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


Common Stock Outstanding

         Common Stock, $.01 par value -  6,465,345 shares as of  March 31, 2005

                                  SIMCLAR, INC.

                                    Form 10-Q

                      For the quarter ended March 31, 2005

                                TABLE OF CONTENTS


                                                                                                                     Page
PART I  --  FINANCIAL INFORMATION


Item 1.  Financial Statements


1)       Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004. ......................   3

2)       Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2005
                 and March 31, 2004................................................................................   5

3)       Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2005
                 and March 31, 2004................................................................................   6

4)       Notes to Consolidated Financial Statements as of March 31, 2005 (Unaudited)...............................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                  17

Item 4.  Controls and Procedures                                                                                     17

PART II  --  OTHER INFORMATION

Item 6.  Exhibits                                                                                                    18

         Signatures                                                                                                  18

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,     December 31,
                                                                                2005          2004(A)
                                                                            ------------   ------------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $    461,556   $    280,015
  Accounts receivable, less allowances of $181,000 at March 31 and
    $182,000 at December 31                                                    6,777,780      8,066,978
  Amounts receivable from major stockholder, net                               2,949,449      2,918,037
  Inventories, less allowances for obsolescence of $1,471,000 at March 31
    and $1,481,000 at December 31                                             11,054,689     11,314,911
  Prepaid expenses and other current assets                                      337,561        317,183
  Deferred income taxes                                                          795,400        795,400
                                                                            ------------   ------------
          Total current assets                                                22,376,435     23,692,524
                                                                            ------------   ------------
Property and equipment:
  Land and improvements                                                          547,511        547,511
  Buildings and building improvements                                          1,251,187      1,235,904
  Machinery, computer and office equipment                                     9,054,583      8,171,056
  Tools and dies                                                                 293,623        290,873
  Leasehold improvements                                                         393,005        377,082
                                                                            ------------   ------------
          Total property and equipment                                        11,539,909     10,622,426
  Less accumulated depreciation and amortization                               6,824,458      6,613,775
                                                                            ------------   ------------
          Net property and equipment                                           4,715,451      4,008,651
                                                                            ------------   ------------

Deferred expenses and other assets, net                                           19,530         20,622
Goodwill                                                                       4,840,545      4,840,545
Intangible assets, net                                                            18,000         18,000
                                                                            ------------   ------------
                                                                               4,878,075      4,879,167
                                                                            ------------   ------------
          TOTAL ASSETS                                                      $ 31,969,961   $ 32,580,342
                                                                            ============   ============

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 31, 2005.

                         Continued on the following page

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                            March 31,    December 31,
                                                                              2005          2004(A)
                                                                          ------------   ------------
                                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit                                                           $  3,500,000   $  2,980,000
 Accounts payable                                                            4,793,981      5,414,262
 Accrued expenses                                                            1,181,490      1,124,732
 Accrued income taxes                                                          275,912        836,709
 Current portion of long-term debt                                           1,200,000      1,200,000
                                                                          ------------   ------------
         Total current liabilities                                          10,951,383     11,555,703
Long-term debt                                                               3,900,000      4,200,000
Deferred trade accounts payable                                              2,500,000      2,500,000
Deferred income taxes                                                          206,000        206,000
                                                                          ------------   ------------
         Total liabilities                                                  17,557,383     18,461,703
                                                                          ------------   ------------
Commitments and contingencies                                                       --             --
Stockholders' equity:
 Common stock, $.01 par value, authorized 10,000,000 shares; issued and
     outstanding 6,465,345 shares at March 31 and December 31                   64,653         64,653
 Capital in excess of par value                                             11,446,087     11,446,087
 Retained earnings                                                           2,885,912      2,593,238
 Accumulated other comprehensive income                                         15,926         14,661
                                                                          ------------   ------------
         Total stockholders' equity                                         14,412,578     14,118,639
                                                                          ------------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 31,969,961   $ 32,580,342
                                                                          ============   ============

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 31, 2005.

                 See notes to consolidated financial statements.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   2005            2004
                                               ----------------------------

Sales                                          $ 12,356,600    $ 11,996,969
Cost of goods sold                               10,791,928      10,271,144
                                               ------------    ------------
  Gross Margin                                    1,564,672       1,725,825

Selling, general and administrative expenses      1,018,461         909,125
                                               ------------    ------------
  Income from operations                            546,211         816,700

 Interest expense                                    77,542          42,796
 Interest and other income                          (11,126)        (12,725)
                                               ------------    ------------

  Income before income taxes                        479,795         786,629

Income tax expense                                  187,121         305,963
                                               ------------    ------------

          Net income                           $    292,674    $    480,666
                                               ============    ============
Earnings per share:
 Basic & diluted                               $       0.05    $       0.07
                                               ============    ============

                 See notes to consolidated financial statements

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                   2005            2004
                                                               ----------------------------
Operating activities:
 Net income                                                    $    292,674    $    480,666
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation & amortization                                    216,124         265,264
     Deferred expenses and other assets                               1,092          (6,115)
     Provision for inventory obsolescence                            72,856          77,074
     Changes relating to operating activities from:
       Decrease (increase) in accounts receivable                 1,289,198        (319,521)
       (Increase) decrease in amounts receivable from major
          stockholder, net                                          (31,412)        108,274
       Decrease (increase) in inventories                           187,366      (1,195,091)
       (Increase) decrease in prepaid expenses and
          other current assets                                      (20,378)        120,528
       (Decrease) increase in accounts payable                     (620,281)      1,205,085
       Increase in accrued expenses                                  56,758         319,822
       Decrease in income taxes payable                            (560,797)       (184,644)
                                                               ------------    ------------
         Net cash provided by operating activities                  883,200         871,342
                                                               ------------    ------------
Investing activities:
 Additions to property and equipment, net of minor disposals       (922,924)        (49,709)
                                                               ------------    ------------
         Net cash used in investing activities                     (922,924)        (49,709)
                                                               ------------    ------------
Financing activities:
 Borrowing on bank line of credit                                   520,000              --
 Payments on long-term bank borrowings                             (300,000)       (250,000)
                                                               ------------    ------------
         Net cash provided by (used in) financing activities        220,000        (250,000)
                                                               ------------    ------------

Effect of exchange rate fluctuations on cash                          1,265         (10,360)
                                                               ------------    ------------

Net change in cash and cash equivalents                             181,541         561,273
Cash and cash equivalents at beginning of period                    280,015         230,183
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $    461,556    $    791,456
                                                               ============    ============
Supplemental disclosure of cash flow information:
 Interest paid in cash                                         $     59,243    $     46,639
                                                               ============    ============


                 See notes to consolidated financial statements

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

      The accompanying interim consolidated financial statements include the accounts of Simclar, Inc. ("Simclar") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar Mexico"), and Techdyne (Europe) Limited ("Techdyne (Europe)") collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 73.4% owned subsidiary of Simclar Group Limited ("Simclar Group"), a company incorporated in the United Kingdom.

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 2004.


NOTE 2 - Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values, effective for public companies for interim periods beginning after June 15, 2005. SFAS No.123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method.

      The United States Securities and Exchange Commission ("SEC") announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123(R). Under the new SEC implementation process, the company's effective date for adopting SFAS No. 123(R) has been extended by six months. The company will adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123(R), and as stated in the company's Annual Report on Form 10-K for the year ended December 31, 2004. The company currently does not anticipate that the adoption of this standard will have a material effect on its consolidated results of operations, financial position, and cash flows.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Inventories

     Inventories net of allowance for obsolescence are comprised of the following:

                               March 31,    December 31,
                                 2005           2004
                             ---------------------------

Raw materials and supplies   $  8,560,237   $  8,863,347
Work in process                 1,625,286      1,584,258
Finished goods                    869,166        867,306
                             ------------   ------------
                             $ 11,054,689   $ 11,314,911
                             ============   ============


NOTE 4 - Earnings per Share

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                            Three Months Ended
                                                 March 31,
                                            2005           2004
                                       ---------------------------

Net income                             $    292,674   $    480,666
Weighted average number of shares of
 common stock outstanding                 6,465,345      6,465,345
                                       ------------   ------------
Earnings per share:
 Basic & diluted                       $       0.05   $       0.07
                                       ============   ============

      There were no potentially dilutive securities for the three months ended March 31, 2005 or for the same period of the preceding year.


NOTE 5 - Comprehensive Income

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

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - Comprehensive Income (Continued)

     Below is a detail of comprehensive income for the three months ended March 31, 2005 and 2004:

                                                 Three Months Ended
                                                      March 31,

                                                 2005           2004
                                             ---------------------------

Net income                                   $    292,674   $    480,666
Foreign currency translation income (loss)          1,265        (10,360)
                                             ------------   ------------
Comprehensive income                         $    293,939   $    470,306
                                             ============   ============


NOTE 6 - Amounts Receivable from Major Stockholder

      The company had a net receivable due from its parent, Simclar Group, of approximately $2,949,000 and $2,918,000 at March 31, 2005 and December 31, 2004,
respectively. These amounts included a $1,500,000 demand note payable by Simclar Group, bearing an annual interest rate of LIBOR plus 2.0%, and accumulated interest on this demand note of approximately $134,000 and $123,000 at March 31, 2005 and December 31, 2004, respectively. During the three months to March 31, 2005, the company advanced funds to one company owned by Simclar Group for operating capital, and accrued financial and administrative expenses under the service agreement with Simclar Group. As of March 31, 2005, the company had a net receivable from Simclar Group of approximately $1,315,000, excluding the demand note and accrued interest.


NOTE 7 - Income Taxes

      The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The company had approximately $187,000 income tax expense for the three months ended March 31, 2005, and approximately $306,000 income tax expense for the three months ended March 31, 2004.

     Income tax payments amounted to approximately $748,000 for the three months ended March 31, 2005, and approximately $491,000 for the same period of the preceding year.


NOTE 8 - Commitments and Contingencies

      The company leases several facilities which expire at various dates through 2010 with renewal options for a period of five years at the then fair market rental value. The company sponsors a 401(k) profit sharing plan covering substantially all of its employees, excluding Techdyne (Europe) and Simclar

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Commitments and Contingencies (Continued)

Mexico. The company contributes a 50% match based on the first 4% of each employee's annual earnings contributed to the plan.

     The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company's financial position.


NOTE 9 - Acquisition of AG Technologies, Inc.

     On July 15, 2003, the company acquired for cash, all of the outstanding stock of AG Technologies, Inc., a privately owned company based in Schaumburg, Illinois. The company name was changed to Simclar (Mexico), Inc. on August 29, 2003. Additional consideration of up to $1,300,000 is payable based on Simclar Mexico's net sales in each of the three years ending July 14, 2004, 2005 and 2006. Simclar Mexico is an international value added provider of comprehensive electronic manufacturing services to OEM's serving the automotive, industrial controls, medical and power equipment industries. Simclar Mexico's Mexican facility enables the company to be competitive in the higher volume arena for assembly in North America.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

      In the three months ended March 31, 2005, we experienced moderate sales growth over the same period of the preceding year. We continued to focus on the following key priorities: (1) expanding our customer base through our alliance with Simclar Group, (2) seeking to develop strong, long-term alliances with major growth original equipment manufacturers ("OEMs"), and (3) developing the opportunities arising from our acquisition of Simclar Mexico in July 2003. During the three months ended March 31, 2005, we continued to see new business awards from existing and new customers.

      As discussed in more detail throughout this Item 2:

      o our revenues increased by 3.0% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004;

      o gross margin for the three months ended March 31, 2005 decreased by approximately $161,000 compared to the same period of the preceding year, primarily due to a decline in sales in one of our facilities which resulted in a reduction in gross margin in that facility of approximately $141,000 in the three months to March 31, 2005 compared to the same period in 2004;

      o net income for the three months ended March 31, 2005 of $293,000 decreased by approximately $188,000 from the same period of the preceding year, primarily due to pre-production costs of approximately $96,000 incurred in respect of the new Mexico sheet metal plant which was opened in January 2005, such costs being included within selling, general and administrative expenses, with the remainder of the decrease being due to the factors affecting gross margin described above and increased interest expense, offset by lower income tax expense due to the reduction in income before income taxes;

      o cash flows used in investing activities were approximately $923,000 in the three months ended March 31, 2005, mainly due to purchases of machinery and equipment for our new manufacturing facility in Mexico.

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

Key Financial Performance Measures

      We manage and assess the performance of our business primarily through the following measures:

      o Orders booked and backlog - the ratio of orders booked to sales is reviewed on a monthly basis for each of the company's five manufacturing plants.

      o Sales - monthly sales for each plant are compared against budget and the same month in the previous year.

      o Gross margin - the gross margin achieved by each plant each month is compared against budget and the same month in the previous year.

      o Selling, general and administrative expenses - the ratio of these expenses as a percentage of sales for each plant each month is compared against budget.

      o Working capital - movements in the balance sheet amounts of inventory, accounts receivable and accounts payable for each plant are reviewed on a monthly basis.

      o Bank borrowings - movements in the company's working capital facility with the bank are reviewed on a weekly basis.

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

      Important factors include changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which we operate, including, in particular, the impact of our nation's current war on terrorism could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Report. Further, information on other factors that could affect our financial results is included in the company's other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission's website at http://www.sec.gov and/or from Simclar, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

Results of Operations

      The following is a discussion of the key factors that have affected our business during the quarter ended March 31, 2005. This discussion should be read in conjunction with our consolidated financial statements and the related footnotes included herein.

      Consolidated sales increased approximately $360,000 (3.0%) for the three months ended March 31, 2005, compared to the same period of the preceding year, as a result of continual improvements in our sales to the computer peripherals, instrumentation, and food preparation equipment industries. Our sales to the military-government sector, power equipment and telecommunications industries declined in the three months ended March 31, 2005, compared to the same period of the preceding year.

      Interest and other income decreased approximately $2,000 in the three months ended March 31, 2005, compared to the same period of the preceding year. The decrease was due to a lower average cash and cash equivalents balance as a result of our October 2004 acquisition of the land and building of our Dayton, Ohio facility, which we formerly had leased, as well as our continued investment in Mexico and other equipment in order to facilitate future growth.

      Approximately 50% of our consolidated sales for the three months ended March 31, 2005 were made to five customers. Illinois Tool Works ("ITW") (22%) is the only customer that accounts for more than 10% of our total sales. The loss of or substantial reduction of sales to any major customer would have an adverse effect on our operations if such sales were not replaced.

     Gross margin for the three months ended March 31, 2005 decreased by approximately $161,000 compared to the same period of the preceding year, primarily due to a decline in sales in one of our facilities which resulted in a reduction in gross margin in that facility of approximately $141,000 in the three months to March 31, 2005 compared to the same period in 2004.

      Cost of goods sold as a percentage of sales amounted to 87.3% for the three months ended March 31, 2005 and 85.6% for the same period of the preceding year. The company experienced higher material costs as a percentage of sales, at 63% percent of sales for the products manufactured in the three months ended March 31, 2005, compared to 58% in the same period of the preceding year. The higher material cost was due to price increases from suppliers of electronic components and higher cost bills of materials for certain products manufactured in the three months ended March 31, 2005. The labor content of our manufactured products was 20% for the three months ended March 31, 2005 compared to 24% for the same period of the preceding year. The reduction in labor content is primarily due to a greater proportion of our consolidated sales being manufactured in our Mexico facilities. The overhead component of cost of goods sold as a percentage of sales was 5% in the three months ended March 31, 2005, compared to 4% in the same period the preceding year.

      Selling, general and administrative expenses increased by approximately $109,000 (12.0%) for the three months ended March 31, 2005, compared to the same period of the preceding year, and amounted to approximately 8.2% and 7.6% of sales for those periods, respectively. Pre-production costs in respect of the new sheet metal facility in Mexico of approximately $96,000 were the primary reason for the increase in selling, general and administrative expenses in the three months ended March 31, 2005 compared with the same period of the preceding year, with increased employee costs being the main contributor to the remainder of the increase.

      Interest expense increased approximately $35,000 for the three months ended March 31, 2005, compared to the preceding year, reflecting the increased borrowings to acquire the land and building of our Dayton, Ohio facility, which we formerly had leased, and to invest in our new sheet metal facility in Mexico. The three month LIBOR was 3.15% and 1.19% at March 31, 2005 and March 31, 2004, respectively.

Liquidity and Capital Resources

     Our cash and cash equivalents balances at March 31, 2005 were approximately $462,000, compared to approximately $280,000 at December 31, 2004. Net cash provided by operating activities was approximately $883,000 in the three months ended March 31, 2005, compared to approximately $871,000 in the same period of 2004. The increase in cash provided from operating activities in 2005 as compared to 2004 was due primarily to improved credit collection performance and a net reduction in inventories held during the quarter compared to a net increase in the same period of the preceding year, offset by reduced net income for the period, a larger reduction in income taxes payable, and a decrease in accounts payable during the quarter compared to an increase in the same period of the preceding year.

     At March 31, 2005, our average outstanding days sales was 49 days as compared to 54 days at December 31, 2004. The overall trend we experienced over the last two years is that the majority of our customers are stretching out payment terms, however our continued focus on working capital management has helped to improve our average outstanding days sales. Average inventory turnover was 3.9 and 4.1 times at March 31, 2005 and December 31, 2004, respectively.

     Cash used in investing activities was approximately $923,000 in the three months ended March 31, 2005, compared to approximately $50,000 in the same period of the preceding year. Cash used in investing activities was primarily for purchases of machinery and equipment for our new manufacturing facility in Mexico.

     Cash provided by financing activities was approximately $220,000 in the three months ended March 31, 2005, compared to cash used of approximately $250,000 in the same period of the preceding year. Cash provided by investing activities represented a drawdown of $520,000 on our working capital credit facility in order to help finance our investing activities, offset by $300,000 in repayments of long-term debt. The company made all scheduled repayments on its long-term debt during the period.

     On October 14, 2004, the company restructured its existing term loan and working capital facilities with Bank of Scotland. The term loan was made pursuant to an Amended and Restated Facility Letter providing for a term loan of $5,650,000, of which Tranche A represents outstanding borrowings of $4,250,000, and Tranche B represents the $1,400,000 loan to acquire the property located at 1784 Stanley Avenue, Dayton, Ohio. The principal of Tranche A is repayable in quarterly installments of $250,000 in January, April, July and October of each year from 2004 through 2008, with the final payment due in October 2008. The principal of Tranche B is payable in twenty-eight equal quarterly installments of $50,000, with the first installment payable on January 20, 2005. Interest on each advance accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the Bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The company elected the three-month interest period at 3.8% until January 24, 2005 and 4.17% until April 24, 2005. After this date the rate is 4.65% until July 24, 2005. The term loan had an outstanding balance of $5,100,000 at March 31, 2005.

     The company's existing working capital facility with the Bank was also amended on October 14, 2004 to increase the amount of the facility from $3,000,000 to $5,000,000. Advances bear interest, and interest is payable, on the same terms as under the Amended Term Loan Facility. This line of credit had an outstanding balance of $3,500,000 at March 31, 2005, and expires on September 30, 2005. The Company intends to renew this credit facility prior to its expiration date.

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

     The agreements also preclude, without the bank's prior written consent, changes in ownership in the company, any mergers or acquisitions, any material change in any of our business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements.

     Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt agreements. At March 31, 2005, the company was in compliance with the bank covenants. A default of the covenants would permit our lender to accelerate the maturity of our credit facilities and to sell the assets securing them, which would cause us to cease operations and seek bankruptcy protection.

     We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations.


The following table outlines our commitments at March 31, 2005:

                                       Total      Less than      1-3          4-5        Over 5
In thousands                          Amounts      1 Year       Years        Years        Years
                                    ----------   ----------   ----------   ----------   ----------
Long-term debt with interest        $    5,669   $    1,417   $    2,665   $    1,221   $      366
Operating leases (non-
cancelable)                              5,293          722        1,103        1,015        2,453
Bank line of credit with interest        3,569        3,569           --           --           --
Vendor open line of credit               2,701          201        2,500           --           --
                                    ----------   ----------   ----------   ----------   ----------
Total contractual                   $   17,232   $    5,909   $    6,268   $    2,236   $    2,819
                                    ==========   ==========   ==========   ==========   ==========


     Management will continue to seek acquisitions that will add talent, technology, and capabilities that advance the company's strategy and prospects. Management believes that the combination of internally generated funds, available cash reserves, and the credit facility are sufficient to fund the company's operations over the next year.

Effect of Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values, effective for public companies for interim periods beginning after June 15, 2005. SFAS No.123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method.

     The United States Securities and Exchange Commission (SEC) announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123(R). Under the new SEC implementation process, the company's effective date for adopting SFAS No. 123(R) has been extended by six months. The company will adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123(R), and as stated in the company's Annual Report on Form 10-K for the year ended December 31, 2004. The company currently does not anticipate that the adoption of this standard will have a material effect on its consolidated results of operations, financial position, and cash flows.

Critical Accounting Policies

      In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2004. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these accounting policies during the three months ended March 31, 2005.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

      Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which we had approximately $39,000 invested at March 31, 2005.

      Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $8,600,000 at March 31, 2005.

      We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our quarter-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our quarter-end variable rate debt would result in a negative impact of approximately $19,000 on our quarterly results of operations.

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


    Exhibit
    No.                    Description


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


                                    SIMCLAR, INC.

                                    By /s/ Barry  J. Pardon
                                       ----------------------------------------
                                          BARRY J. PARDON, President

                                    By /s/Steven T. Ker
                                       ----------------------------------------
                                         STEVEN T. KER, Chief Financial Officer


Dated: May 16, 2005