Form 10-Q
period 2005-06-30
SIMCLAR INC
filed 2005-08-12
CIK 764039

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

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

Yes |_| No |X|

Common Stock Outstanding

      Common Stock, $.01 par value - 6,465,345 shares as of June 30, 2005

                                  SIMCLAR, INC.

                                    Form 10-Q

                       For the quarter ended June 30, 2005

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         1)    Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004...................   3

         2)    Consolidated Statements of Operations (Unaudited) for the three months and six months ended June 30,
                 2005 and June 30, 2004............................................................................   5

         3)    Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2005
                 and June 30, 2004.................................................................................   6

         4)    Notes to Consolidated Financial Statements as of June 30, 2005 (Unaudited)..........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................  22

Item 4.  Controls and Procedures...................................................................................  22

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................  23

Item 6.  Exhibits..................................................................................................  23

         Signatures................................................................................................  23

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,       December 31,
                                                                                 2005            2004(A)
                                                                              ----------------------------
                                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $   658,335      $   280,015
  Accounts receivable, less allowances of $181,000 at June 30 and
    $182,000 at December 31                                                     6,721,387        8,066,978
  Amounts receivable from major stockholder, net                                       --        2,918,037
  Inventories, less allowances for obsolescence of $1,503,000 at June 30
    and $1,481,000 at December 31                                              13,205,526       11,314,911
  Prepaid expenses and other current assets                                       628,515          317,183
  Deferred income taxes                                                           795,400          795,400
                                                                              ----------------------------
           Total current assets                                                22,009,163       23,692,524
                                                                              ----------------------------

Property and equipment:
  Land and improvements                                                           547,511          547,511
  Buildings and building improvements                                           1,235,904        1,235,904
  Machinery, computer and office equipment                                     12,804,426        8,171,056
  Tools and dies                                                                  293,623          290,873
  Leasehold improvements                                                          647,249          377,082
                                                                              ----------------------------
           Total property and equipment                                        15,528,713       10,622,426
  Less accumulated depreciation and amortization                                7,291,344        6,613,775
                                                                              ----------------------------
           Net property and equipment                                           8,237,369        4,008,651
                                                                              ----------------------------

Deferred expenses and other assets, net                                            22,415           20,622
Goodwill                                                                        5,534,113        4,840,545
Intangible assets, net                                                             68,467           18,000
                                                                              ----------------------------
                                                                                5,624,995        4,879,167
                                                                              ----------------------------
           TOTAL ASSETS                                                       $35,871,527      $32,580,342
                                                                              ============================

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 31, 2005.

                                                     Continued on following page

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                               June 30,       December 31,
                                                                                 2005            2004(A)
                                                                              ----------------------------
                                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                              $ 3,453,168      $ 2,980,000
  Accounts payable                                                              5,963,013        5,414,262
  Accrued expenses                                                              2,252,915        1,124,732
  Accrued income taxes                                                             61,657          836,709
  Amounts due to major stockholder, net                                         1,989,724               --
  Current portion of long-term debt                                             1,200,000        1,200,000
                                                                              ----------------------------
           Total current liabilities                                           14,920,477       11,555,703

Long-term debt                                                                  3,600,000        4,200,000
Deferred trade accounts payable                                                 2,500,000        2,500,000
Deferred income taxes                                                             206,000          206,000
                                                                              ----------------------------
           Total liabilities                                                   21,226,477       18,461,703
                                                                              ----------------------------

Commitments and contingencies                                                          --               --

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and
outstanding 6,465,345 shares at June 30 and December 31                            64,653           64,653
  Capital in excess of par value                                               11,446,087       11,446,087
  Retained earnings                                                             3,107,039        2,593,238
  Accumulated other comprehensive income                                           27,271           14,661
                                                                              ----------------------------
           Total stockholders' equity                                          14,645,050       14,118,639
                                                                              ----------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $35,871,527      $32,580,342
                                                                              ============================

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 31, 2005.

                 See notes to consolidated financial statements.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                  -------------------------------       -------------------------------
                                                       2005               2004               2005               2004
                                                  -------------------------------       -------------------------------
Sales                                             $ 13,991,410       $ 15,001,614       $ 26,348,010       $ 26,998,583
Cost of goods sold                                  12,260,307         12,552,047         23,052,235         22,823,191
                                                  -------------------------------       -------------------------------
   Gross margin                                      1,731,103          2,449,567          3,295,775          4,175,392

Selling, general and administrative expenses         1,235,760            970,400          2,254,221          1,879,525
                                                  -------------------------------       -------------------------------
   Income from operations                              495,343          1,479,167          1,041,554          2,295,867

  Interest expense                                     102,864             45,492            180,406             88,288
  Interest and other income                            (10,011)            (6,064)           (21,137)           (18,789)
                                                  -------------------------------       -------------------------------

   Income before income taxes                          402,490          1,439,739            882,285          2,226,368

Income tax provision                                   181,363            560,249            368,484            866,212
                                                  -------------------------------       -------------------------------

            Net income                            $    221,127       $    879,490       $    513,801       $  1,360,156
                                                  ===============================       ===============================

 Earnings  per share:
  Basic & diluted                                 $       0.03       $       0.14       $       0.08       $       0.21
                                                  ===============================       ===============================

                 See notes to consolidated financial statements

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended
                                                                              June 30,
                                                                   -----------------------------
                                                                       2005              2004
                                                                   -----------------------------
Operating activities:
  Net income                                                       $   513,801       $ 1,360,156
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation & amortization                                      548,494           531,110
      Gain on disposal of property and equipment                          (973)               --
      Deferred expenses and other assets                                (1,793)               --
      Provision for inventory obsolescence                             154,439           186,129
      Provision for uncollectible accounts receivable                       --            45,000
      Changes relating to operating activities from:
        Decrease (increase) in accounts receivable                   2,123,979        (3,435,448)
        Changes in amounts receivable/payable from major
            stockholder, net                                           344,286           195,228
        Increase in inventories                                     (1,714,555)       (1,571,518)
        (Increase) decrease in prepaid expenses and
            other current assets                                      (186,274)          139,753
        (Decrease) increase in accounts payable                       (103,305)        1,588,371
        Increase in accrued expenses                                   223,722           348,905
        (Decrease) increase in income taxes payable                   (775,052)          373,553
                                                                   -----------------------------
          Net cash provided by (used in) operating activities        1,126,769          (238,761)
                                                                   -----------------------------

Investing activities:
  Additions to property and equipment, net of minor disposals         (981,872)         (214,859)
  Acquisition of subsidiary, net of cash acquired                      347,645                --
                                                                   -----------------------------
          Net cash used in investing activities                       (634,227)         (214,859)
                                                                   -----------------------------

Financing activities:
  Borrowing on bank line of credit                                     473,168           750,000
  Payments on long-term bank borrowings                               (600,000)         (500,000)
                                                                   -----------------------------
          Net cash (used in) provided by financing activities         (126,832)          250,000
                                                                   -----------------------------

Effect of exchange rate fluctuations on cash                            12,610            (4,316)
                                                                   -----------------------------

Net change in cash and cash equivalents                                378,320          (207,936)
Cash and cash equivalents at beginning of period                       280,015           230,183
                                                                   -----------------------------
Cash and cash equivalents at end of period                         $   658,335       $    22,247
                                                                   =============================

Supplemental disclosure of cash flow information:
  Interest paid in cash                                            $   112,411       $    89,502
                                                                   =============================

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

      The accompanying interim consolidated financial statements include the accounts of Simclar, Inc. ("Simclar") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar Mexico"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Simclar (North America), Inc. ("Simclar NA"), collectively referred to as the "company." Simclar NA was acquired during the quarter, with an effective date of May 1, 2005 (see Note 10). All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 73.4% owned subsidiary of Simclar Group Limited ("Simclar Group"), a company incorporated in the United Kingdom.

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

NOTE 2 - Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values, effective for public companies for interim periods beginning after June 15, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method.

      The United States Securities and Exchange Commission ("SEC") announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123(R). Under the new SEC implementation process, the company's effective date for adopting SFAS No. 123(R) has been extended by six months. The company will adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123(R), and as stated in the company's Annual Report on Form 10-K for the year ended December 31, 2004. The company currently does not anticipate that the adoption of this standard will have a material effect on its consolidated results of operations, financial position and cash flows.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires, unless impracticable, retrospective application to prior periods' financial statements of changes in accounting principle. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Recently Issued Accounting Pronouncements (Continued)

will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006 and does not anticipate that the adoption of this standard will have a material effect on the company's consolidated results of operations, financial position and cash flows.

NOTE 3 - Inventories

      Inventories, net of allowance for obsolescence, are comprised of the following:

                                                  June 30,          December 31,
                                                    2005               2004
                                                --------------------------------

Raw materials and supplies                      $10,258,153          $ 8,863,347
Work in process                                   2,099,864            1,584,258
Finished goods                                      847,509              867,306
                                                --------------------------------
                                                $13,205,526          $11,314,911
                                                ================================

NOTE 4 - Earnings per Share

      Following is a reconciliation of amounts used in the basic and diluted computations:

                                              Three Months Ended               Six Months Ended
                                                   June 30,                        June 30,
                                          --------------------------      --------------------------
                                             2005            2004            2005            2004
                                          --------------------------      --------------------------
Net income                                $  221,127      $  879,490      $  513,801      $1,360,156
Weighted average number of shares of
   common stock outstanding                6,465,345       6,465,345       6,465,345       6,465,345
                                          --------------------------      --------------------------
Earnings per share:
  Basic & diluted                         $     0.03      $     0.14      $     0.08      $     0.21
                                          ==========================      ==========================

      There were no potentially dilutive securities for the three months or six months ended June 30, 2005 or for the same period of the preceding year.

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

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Comprehensive Income (Continued)

      Below is the detail of comprehensive income for the three months and six months ended June 30, 2005 and 2004:

                                                    Three Months Ended                  Six Months Ended
                                                          June 30,                          June 30,
                                                ----------------------------      ----------------------------
                                                    2005             2004             2005             2004
                                                ----------------------------      ----------------------------
Net income                                      $   221,127      $   879,490      $   513,801      $ 1,360,156
Foreign currency translation income (loss)           11,345            6,044           12,610           (4,316)
                                                ----------------------------      ----------------------------
Comprehensive income                            $   232,472      $   885,534      $   526,411      $ 1,355,840
                                                ============================      ============================

NOTE 6 - Amounts Due to Major Stockholder and Other Related Party Transactions

      The company had a net payable due to its parent, Simclar Group and certain of its subsidiaries of approximately $1,989,000 at June 30, 2005, and a net receivable due from Simclar Group and certain of its subsidiaries of approximately $2,918,000 at December 31, 2004. During the six months to June 30, 2005, the company accrued financial and administrative expenses under the service agreement with Simclar Group (refer to Note 11), received net repayments of amounts due from Simclar Group entities, and acquired Simclar NA and assumed liabilities due to Simclar Group and certain of its subsidiaries as part of the acquisition. The net payable at June 30, 2005 incurs interest of LIBOR + 1.5%.

      During the three months to June 30, 2005, the company sold goods with a value of approximately $248,000 to Simclar International Corporation, a related party of Simclar Group.

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

      The company had approximately $181,000 and $368,000 income tax expense for the three months and six months ended June 30, 2005, respectively, and approximately $560,000 and $866,000 income tax expense for the three months and six months ended June 30, 2004, respectively.

      Income tax payments amounted to approximately $ 372,000 and $1,120,000 for the three months and six months ended June 30, 2005, respectively, and approximately $18,000 and $509,000 for the same periods of the preceding year.

      As of June 30, 2005, Simclar NA had a net deferred tax benefit of approximately $8,241,000 against which a valuation allowance has been provided for the full amount of the asset.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Income Taxes (Continued)

      In assessing whether or not the deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes the existing valuation allowance as of June 30, 2005 is appropriate.

      As of June 30, 2005, Simclar NA had net operating loss carry-forwards of approximately $21,890,000 for Federal income tax purposes. If not used to offset future taxable income, such tax loss carry-forwards expire in 2022 through 2024.

NOTE 8 - Commitments and Contingencies

      The company leases several facilities which expire at various dates through 2010 with renewal options for a period of five years at the then fair market rental value. The company sponsors a 401(k) profit sharing plan covering substantially all of its employees, excluding Techdyne (Europe), Simclar Mexico and Simclar NA. The company contributes a 50% match based on the first 4% of each employee's annual earnings contributed to the plan. The company also sponsors a 401(k) retirement savings plan covering substantially all employees of Simclar NA, and may elect to match employees' voluntary contributions to the plan at its discretion. No match has been made since May 1, 2005, the effective date of the acquisition of Simclar NA.

      The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company's financial position.

NOTE 9 - Acquisition of AG Technologies, Inc.

      On July 15, 2003, the company acquired for cash, all of the outstanding stock of AG Technologies, Inc., a privately owned company based in Schaumburg, Illinois. The company name was changed to Simclar (Mexico), Inc. on August 29, 2003. At the time of acquisition, additional consideration of up to $1,300,000 was payable based on Simclar Mexico's net sales in each of the three years ending July 14, 2004, 2005 and 2006.

      The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. The full amount of the additional consideration of $1,300,000 was earned by June 30, 2005. The additional earn-out for the period July 15, 2003 to July 14, 2004 of $606,432 was recorded in the quarter ended September 30, 2004 and was paid on September 15, 2004. The additional earn-out for the period July 15, 2004 to July 14, 2005 of $693,568 was recorded in the quarter ended June 30, 2005 and will be paid on September 15, 2005. These

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Acquisition of AG Technologies, Inc. (Continued)

additional earn-out amounts have increased the goodwill related to the acquisition of Simclar (Mexico), Inc. to $2,579,118.

      2003 to July 14, 2004 of $606,432 was recorded in the quarter ended September 30, 2004 and was paid on September 15, 2004. The additional earn-out for the period July 15, 2004 to July 14, 2005 of $693,568 was recorded in the quarter ended June 30, 2005 and will be paid on September 15, 2005. These additional earn-out amounts have increased the goodwill related to the acquisition of Simclar (Mexico), Inc. to $2,579,118.

      Results of operations have been included in the company's consolidated financial statements prospectively from the date of acquisition.

NOTE 10 - Acquisition of Simclar (North America), Inc.

      On May 19, 2005, the company purchased from Simclar Group all of the outstanding common shares of Simclar NA, a North Carolina corporation. Simclar NA is a comprehensive fabricator of sheet metal components and higher level assemblies that operates a 95,000 square foot manufacturing and assembly facility in Winterville, North Carolina. This acquisition allows the company to expand its product offerings in the Northeast and Midwest U.S. for fabricated sheet metal and higher level assemblies.

      The acquisition had an effective date for accounting purposes of May 1, 2005. The purchase price was $37,000, representing the book value of the assets, less liabilities, of Simclar NA at March 31, 2005. The purchase price was settled by decreasing the outstanding intercompany receivable from Simclar Group to the company by the amount of the purchase price, and accordingly does not affect the company's investing activities in the cash flow statement.

      Simultaneous with the acquisition, the company entered into an amended pledge agreement with Bank of Scotland, whereby it pledged the stock of Simclar NA as additional security for its outstanding term and working capital facilities.

      The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". Cash received as part of the acquisition was $347,645 and is included within current assets in the table below. The remaining net liabilities assumed of $310,645 include a $4,014,000 liability reflecting an intercompany payable from Simclar NA to Simclar Group and certain of its subsidiaries. The net liabilities of $310,645 was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded a $52,207 intangible asset for the customer list of Simclar NA acquired as part of the acquisition. This will be amortized over a period of 60 months, representing the company's best estimate of the asset's useful life. As of June 30, 2005, Simclar NA has a potential contingent liability for lease dilapidation costs which is not determinable as of June 30, 2005. The company has been indemnified by Simclar Group against any excess in cost over and above the current provision as part of the sale and purchase agreement, and therefore there is no risk to the company for such costs.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Acquisition of Simclar (North America), Inc. (Continued)

      The preliminary purchase price allocation is as follows:

Current assets                                                        $1,581,590
Property, plant and equipment                                          3,792,627
Intangible assets                                                         52,207
                                                                      ----------
   Total Assets Acquired                                               5,426,424
                                                                      ----------

Current liabilities                                                   $1,375,292
Amounts due to major stockholder, net                                  4,014,132
                                                                      ----------
   Total Liabilities Assumed                                          $5,389,424
                                                                      ----------

   Net Assets Aquired                                                 $   37,000
                                                                      ==========

      Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. The following table summarizes selected unaudited pro forma financial information for the three-month and six-month periods ended June 30, 2005 and 2004, respectively, as if Simclar NA had been acquired at the beginning of 2005 and 2004. The unaudited pro forma financial information includes adjustments for intercompany transactions.

                              Three Months Ended                 Six Months Ended
                                   June 30,                          June 30,
                         ----------------------------      ----------------------------
                             2005             2004             2005             2004
                         ----------------------------      ----------------------------
Net sales                $14,678,874      $16,333,850      $29,463,362      $28,589,683

Net income               $   250,151      $   979,490      $   594,125      $   999,156
                         ============================      ============================

Earnings per share:
  Basic and diluted      $      0.04      $      0.15      $      0.09      $      0.15
                         ============================      ============================

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

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Subsequent Event

      On August 12, 2005, the company entered into a management services agreement with Simclar Group, effective July 17, 2005, to replace the agreement which expired on July 16, 2005. The new agreement is for a term of 2 years. Under the terms of the agreement, Simclar Group will provide management services, including but not limited to financial, administrative, business development and operational matters, for a fee of $40,000 per month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

      We continued to focus on the following key priorities: (1) expanding our customer base through our alliance with Simclar Group, (2) seeking to develop strong, long-term alliances with major growth original equipment manufacturers ("OEMs"), and (3) developing the opportunities arising from our acquisition of Simclar Mexico in July 2003. During the three months ended June 30, 2005, we continued to see new business awards from existing and new customers. Effective May 1, 2005, the Company acquired Simclar (North America), Inc., a comprehensive fabricator of sheet metal components and higher level assemblies based in Winterville, North Carolina. The acquisition of Simclar NA has allowed us to directly expand our product offerings in the Northeast and Midwest U.S. for fabricated sheet metal and higher level assemblies.

      As discussed in more detail throughout this Item 2:

      o Our revenues decreased by 6.7% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Excluding the acquisition of Simclar NA , which was effective May 1, 2005, the decrease would have been 13.2%;

      o Gross margin for the three months ended June 30, 2005 decreased by approximately $718,000 compared to the same period of the preceding year, primarily due to a decline in sales at two of our facilities which resulted in a reduction in gross margin in those facilities of approximately $735,000 in the three months to June 30, 2005 compared to the same period in 2004, as well as lower-margin product mix in the three months ended June 30, 2005 compared to the same period in 2004. Excluding the acquisition of Simclar NA, the decrease in gross margin would have been $861,000;

      o Net income for the three months ended June 30, 2005 of approximately $221,000 decreased by approximately $658,000 from the same period of the preceding year, primarily due to pre-production costs of approximately $70,000 incurred in respect of the new Mexico sheet metal plant which was opened in January 2005, such costs being included within selling, general and administrative expenses, with the remainder of the decrease being due to the factors affecting gross margin described above and increased interest expense, offset by lower income tax expense due to the reduction in income before income taxes. Excluding the acquisition of SNAI, the decrease in net income would have been $597,000;

      o Cash flows used in investing activities were approximately $634,000 in the six months ended June 30, 2005, mainly due to purchases of machinery and equipment for our new manufacturing facility in Mexico, offset by cash received as part of the Simclar NA acquisition of approximately $348,000.

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

Key Financial Performance Measures

      We manage and assess the performance of our business primarily through the following measures:

      o Orders booked and backlog - the ratio of orders booked to sales is reviewed on a monthly basis for each of the company's six manufacturing plants.

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

Results of Operations

      The following is a discussion of the key factors that have affected our business during the quarter and six months ended June 30, 2005. This discussion should be read in conjunction with our consolidated financial statements and the related footnotes included herein.

      Consolidated sales decreased approximately $1,010,000 (6.7%) and $651,000 (2.4%) for the three months and six months ended June 30, 2005, respectively, compared to the same periods of the preceding year, as a result of a decline in sales to the military-government sector, power equipment and telecommunications industries, offset by continual improvements in our sales to the food preparation equipment industry. Excluding the acquisition of Simclar NA, sales in the three and six months ended June 30, 2005 declined approximately $1,974,000 (13.2%) and $1,615,000 (6.0%), respectively. The decrease is mainly due to two of the company's plants in particular. One of these plants generated significant sales in the second quarter of last year due to above average demand from two of its customers. There has been no such similar demand in the current year, with the result that sales for that plant have decreased by approximately $707,000 (53%) in the second quarter of 2005. Management is continually monitoring the performance of this plant to ensure that all possible actions are being taken to increase its levels of business and expect it to be profitable throughout the third quarter. The other plant noted above has experienced a general decrease in business levels in the quarter, with the result that its sales are down by approximately $808,000 (29%) in the second quarter of 2005, Since the end of the second quarter, that plant has been successful in winning a significant order which will result in sales growth in the remainder of 2005 and on into subsequent years.

      Interest and other income increased approximately $4,000 and $2,000 in the three months and six months ended June 30, 2005, respectively, compared to the same periods of the preceding year. The increases were due mainly to an increase in the average net amount receivable from Simclar Group, as well as to higher interest rates in 2005.

      Approximately 42% and 46% of our consolidated sales for the three months and six months ended June 30, 2005, respectively, were made to five customers. Illinois Tool Works is the only customer that accounts for more than 10% of our total sales, and accounted for 20% of our total sales in both the three and six months ended June 30, 2005. The loss of or substantial reduction of sales to any major customer would have an adverse effect on our operations if such sales were not replaced.

      Gross margin for the three months and six months ended June 30, 2005 decreased by approximately $718,000 and $880,000, respectively, compared to the same periods of the preceding year, primarily due to a decline in sales in two of our facilities which resulted in a reduction in gross margin for those facilities of approximately $735,000 and $1,067,000 in the three months and six months, respectively, to June 30, 2005, compared to the same periods in 2004. In addition, in the three months ended June 30, 2005, the variance in product mix over the same period in 2004 had a negative impact on gross margin. Excluding the acquisition of Simclar NA, the decrease in gross margin would have been $861,000 and $1,023,000 for the three months and six months ended June 30, 2005 respectively.

      Cost of goods sold as a percentage of sales amounted to 87.6% and 87.5% for the three and six months ended June 30, 2005, respectively, and 87.5% and 84.5% for the same periods of the preceding year. Excluding Simclar NA, which has a higher proportion of labor and overhead to materials than the other Simclar operations, the company experienced higher material costs as a percentage of sales, at 61% and 62% of sales for the products manufactured in the three months and six months ended June 30, 2005, respectively, compared to 60% and 59% in the same periods of the preceding year. The higher material cost was due to price increases from suppliers of electronic components and higher cost bills of materials for certain products manufactured in the three and six months ended June 30, 2005. Excluding Simclar NA, the labor content of our manufactured products was 22% and 21% for the three and six months ended June 30, 2005 compared to 20% and 21% for the same periods of the preceding year. The increase in labor content in the three months ended June 30, 2005 compared to the same period of the preceding year is primarily due to a greater proportion of consolidated sales being manufactured in facilities with higher labor rates due to a change in overall product mix in the three months ended June 30, 2005. The overhead component of cost of goods sold as a percentage of sales was 5% in the three and six months ended June 30, 2005, compared to 4% in the same periods of the preceding year. The increase is primarily due to sales in the three and six months ended June 30, 2005 being less than in the same periods of the preceding year, and there being a certain element of fixed cost included within overheads.

      Selling, general and administrative expenses increased by approximately $265,000 (27.3%) and $375,000 (19.9%) for the three and six months ended June 30, 2005, respectively, compared to the same periods of the preceding year, and amounted to approximately 8.8% and 8.6% of sales for the three and six month periods ended June 30, 2005, compared to 6.5% and 7.0% of sales for the same periods in the preceding year, respectively. Pre-production costs in respect of the new sheet metal facility in Mexico of approximately $70,000 and $167,000 in the three and six months ended June 30, 2005, respectively, and the selling, general and administrative costs of the Simclar NA facility since the effective date of the acquisition were the primary reason for the increase in selling, general and administrative expenses in the three and six months ended June 30, 2005 compared with the same periods of the preceding year, with increased employee costs being the main contributor to the remainder of the increase.

      Interest expense increased approximately $57,000 and $92,000 for the three and six months ended June 30, 2005, respectively, compared to the same periods of the preceding year, reflecting the increased borrowings to acquire the land and building of our Dayton, Ohio facility, which we formerly had leased, and to invest in our new sheet metal facility in Mexico. The three month LIBOR was 3.18% and 1.65% at June 30, 2005 and June 30, 2004, respectively.

Liquidity and Capital Resources

      Our cash and cash equivalents balances at June 30, 2005 were approximately $658,000, compared to approximately $280,000 at December 31, 2004. Net cash provided by operating activities was approximately $1,127,000 in the six months ended June 30, 2005, compared to net cash used in operating activities of approximately $239,000 in the same period of 2004. The increase in cash provided from operating activities in 2005 as compared to 2004 was due primarily to improved credit collection performance and a lower accounts receivable balance due to sales being lower in the three months ended June 30, 2005 than in the same period of the prior year, offset by reduced net income for the period, a decrease in accounts payable compared to an increase in the same period of the prior year, and a reduction in income taxes payable compared to an increase in the same period of the preceding year.

      At June 30, 2005, our average outstanding days sales was 44 days as compared to 54 days at December 31, 2004. Our continued focus on working capital management has helped to improve our average outstanding days sales. Average inventory turnover was 3.7 and 4.1 times at June 30, 2005 and December 31, 2004, respectively.

      Cash used in investing activities was approximately $634,000 in the six months ended June 30, 2005, compared to approximately $215,000 in the same period of the preceding year. Cash used in investing activities was primarily for purchases of machinery and equipment for our new manufacturing facility in Mexico, offset by cash received as part of the Simclar NA acquisition of approximately $348,000.

      Cash used in financing activities was approximately $127,000 in the six months ended June 30, 2005, compared to cash provided by financing activities of approximately $250,000 in the same period of the preceding year. Cash used in investing activities represented $600,000 in repayments of long-term debt offset by a drawdown of $473,000 on our working capital credit facility in order to help finance our investing activities. The company made all scheduled repayments on its long-term debt during the period.

      On October 14, 2004, the company restructured its existing term loan and working capital facilities with Bank of Scotland. The term loan was made pursuant to an Amended and Restated Facility Letter providing for a term loan of $5,650,000, of which Tranche A represents outstanding borrowings of $4,250,000, and Tranche B represents the $1,400,000 loan to acquire the property located at 1784 Stanley Avenue, Dayton, Ohio. The principal of Tranche A is repayable in quarterly installments of $250,000 in January, April, July and October of each year from 2004 through 2008, with the final payment due in October 2008. The principal of Tranche B is payable in twenty-eight equal quarterly installments of $50,000, with the first installment payable on January 20, 2005. Interest on each advance accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the Bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The company elected the three-month interest period at 4.17% until April 24, 2005 and 4.68% until July 24, 2005. After this date the rate is 5.15% until October 24, 2005. The term loan had an outstanding balance of $4,800,000 at June 30, 2005.

      The company's existing working capital facility with the bank was also amended on October 14, 2004 to increase the amount of the facility from $3,000,000 to $5,000,000. Advances bear interest, and interest is payable, on the same terms as under the Amended Term Loan Facility. This line of credit had an outstanding balance of approximately $3,453,000 at June 30, 2005, and expires on September 30, 2005. The company intends to renew this credit facility prior to its expiration date.

      All of the assets of the company (excluding those of Simclar NA) collateralize the credit facilities. The credit facilities contain affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $11,000,000; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, include (1) granting or permitting a security agreement against the consolidated assets of the company other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year.

      The agreements also preclude, without the bank's prior written consent, changes in ownership in the company, any mergers or acquisitions, any material change in any of our business objectives, purposes, operations and tax residence or any other circumstances or events which will have a material adverse effect as defined by the agreements. The company obtained the bank's consent for the Simclar NA acquisition.

      Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt agreements. At June 30, 2005, the company was in compliance with the bank covenants. A default of the covenants would permit our lender to accelerate the maturity of our credit facilities and to sell the assets securing them, which would cause us to cease operations and seek bankruptcy protection.

      We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations.

The following table outlines our commitments at June 30, 2005:

                                          Total     Less than       1-3          4-5        Over 5
In thousands                             Amounts      1 Year       Years        Years        Years
                                       -------------------------------------------------------------
Long-term debt with interest           $   5,362    $   1,424    $   2,663    $     961    $     314
Operating leases (non-cancelable)          5,284          892        1,051        1,017        2,324
Bank line of credit with interest          3,498        3,498           --           --           --
Vendor open line of credit                 2,701          201        2,500           --           --
                                       -------------------------------------------------------------
Total contractual                      $  16,845    $   6,015    $   6,214    $   1,978    $   2,638
                                       =============================================================

      Management will continue to seek acquisitions that will add talent, technology, and capabilities that advance the company's strategy and prospects. Management believes that the combination of internally generated funds, available cash reserves and the credit facility are sufficient to fund the company's operations over the next year.

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

      The United States Securities and Exchange Commission (SEC) announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123(R). Under the new SEC implementation process, the company's effective date for adopting SFAS No. 123(R) has been extended by six months. The company will adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123(R), and as stated in the company's Annual Report on Form 10-K for the year ended December 31, 2004. The company currently does not anticipate that the adoption of this standard will have a material effect on its consolidated results of operations, financial position and cash flows.

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires, unless impracticable, retrospective application to prior periods' financial statements of changes in accounting principle. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006 and does not anticipate that the adoption of this standard will have a material effect on the company's consolidated results of operations, financial position and cash flows.

Critical Accounting Policies

      In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2004. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these accounting policies during the three months ended June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

      Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which we had approximately $39,000 invested at June 30, 2005.

      Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $8,300,000 at June 30, 2005.

      We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our quarter-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our quarter-end variable rate debt would result in a negative impact of approximately $23,000 on our quarterly results of operations.

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

                          PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      Simclar, Inc. held its annual meeting of shareholders on June 10, 2005 for the purpose of electing seven directors. The nominees were: Samuel J. Russell, Barry J. Pardon, John Ian Durie, Christina M.J. Russell, A. Graeme Manson, Douglas A. Smith, and Kenneth M. Mackay, M.D. Each nominee was elected by total of 4,807,253 shares voted for and no votes withheld.

Item 6. Exhibits

      Exhibit No.                          Description

        10.1 Stock Purchase Agreement, dated May 19, 2005 but effective May 1, 2005, between Simclar, Inc. and Simclar Group Limited
        10.2 Management Services Agreement, effective July 17, 2005, between Simclar, Inc. and Simclar Group Limited.
        31.1            Certification of Chief Executive Officer pursuant to
                        section 302 of the Sarbanes-Oxley Act of 2002
        31.2            Certification of Chief Financial Officer pursuant to
                        section 302 of the Sarbanes-Oxley Act of 2002
        32.1 Certification of Chief Executive Officer of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
        32.2 Certification of Chief Financial Officer of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Items 1, 2, 3 and 5 are not applicable and have been omitted

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIMCLAR, INC.


                                       By /s/ Barry  J. Pardon
                                          --------------------------------------
                                          BARRY J. PARDON, President


                                       By /s/Steven T. Ker
                                          --------------------------------------
                                          STEVEN T. KER, Chief Financial Officer

Dated: August 12, 2005