Form 10-Q
period 2005-09-30
SIMCLAR INC
filed 2005-11-18
CIK 764039

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-14659

                                  SIMCLAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                        59-1709103
--------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)

2230 West 77th Street, Hialeah, Florida                            33016
---------------------------------------                      -----------------
(Address of principal executive offices)                        (Zip Code)

                                 (305) 556-9210 (Registrant's telephone number,
              including area code)


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

Yes |X| or No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|   No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|   No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,465,345 shares of common stock, $.01 par value as of September 30, 2005.

                                  SIMCLAR, INC.

                                    Form 10-Q

                    For the quarter ended September 30, 2005

                                TABLE OF CONTENTS


                                                                                                                     Page
                                                                                                                     ----
PART I  --  FINANCIAL INFORMATION

Item 1.  Financial Statements


         1)  Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004................   4

         2)  Consolidated Statements of Operations (Unaudited) for the three months and nine months ended
                 September 30, 2005 and September 30, 2004.........................................................   6

         3)  Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005
                 and September 30, 2004............................................................................   7

         4)  Notes to Consolidated Financial Statements as of September 30, 2005 (Unaudited).......................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................  22

Item 4.  Controls and Procedures...................................................................................  22

PART II  --  OTHER INFORMATION

Item 6.  Exhibits..................................................................................................  23

         Signatures................................................................................................  23


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30, December 31,
                                                                         2005         2004(A)
                                                                     -----------   -----------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $   364,196   $   280,015
  Accounts receivable, less allowances of $181,000 at September 30
    and $182,000 at December 31                                        9,192,060     8,066,978
  Amounts receivable from major stockholder, net                            --       2,918,037
  Inventories, less allowances for obsolescence of $1,585,000 at
    September 30 and $1,481,000 at December 31                        12,939,895    11,314,911
  Prepaid expenses and other current assets                              497,912       317,183
  Deferred income taxes                                                  795,400       795,400
                                                                     -----------   -----------
           Total current assets                                       23,789,463    23,692,524
                                                                     -----------   -----------
Property and equipment:
  Land and improvements                                                  547,511       547,511
  Buildings and building improvements                                  1,251,187     1,235,904
  Machinery, computer and office equipment                            12,974,637     8,171,056
  Tools and dies                                                         309,026       290,873
  Leasehold improvements                                                 633,892       377,082
                                                                     -----------   -----------
           Total property and equipment                               15,716,253    10,622,426
  Less accumulated depreciation and amortization                       7,488,548     6,613,775
                                                                     -----------   -----------
           Net property and equipment                                  8,227,705     4,008,651
                                                                     -----------   -----------

Deferred expenses and other assets, net                                   28,190        20,622
Goodwill                                                               5,534,113     4,840,545
Intangible assets, net                                                    65,857        18,000
                                                                     -----------   -----------
           Total other assets                                          5,628,160     4,879,167
                                                                     -----------   -----------
           TOTAL ASSETS                                              $37,645,328   $32,580,342
                                                                     ===========   ===========


(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 31, 2005.

                                                     Continued on following page

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                           September 30, December 31,
                                                                              2005          2004(A)
                                                                           -----------   -----------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                           $ 4,303,168   $ 2,980,000
  Accounts payable                                                           9,554,588     5,414,262
  Accrued expenses                                                           1,842,087     1,124,732
  Accrued income taxes                                                          51,085       836,709
  Amounts due to major stockholder, net                                      2,302,596          --
  Current portion of long-term debt                                          1,200,000     1,200,000
                                                                           -----------   -----------
           Total current liabilities                                        19,253,524    11,555,703

Long-term debt                                                               3,300,000     4,200,000
Deferred trade accounts payable                                                   --       2,500,000
Deferred income taxes                                                          206,000       206,000
                                                                           -----------   -----------
           Total liabilities                                                22,759,524    18,461,703
                                                                           -----------   -----------

Commitments and contingencies                                                     --            --

Stockholders' equity:
  Common stock, $.01 par value, authorized 10,000,000 shares; issued and
outstanding 6,465,345 shares at September 30 and December 31                    64,653        64,653
  Capital in excess of par value                                            11,446,087    11,446,087
  Retained earnings                                                          3,348,650     2,593,238
  Accumulated other comprehensive income                                        26,414        14,661
                                                                           -----------   -----------
           Total stockholders' equity                                       14,885,804    14,118,639
                                                                           -----------   -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $37,645,328   $32,580,342
                                                                           ===========   ===========

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 31, 2005.


                 See notes to consolidated financial statements.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended                Nine Months Ended
                                                       September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
Sales                                          $ 16,591,601    $ 13,233,298    $ 42,939,611    $ 40,231,881
Cost of goods sold                               14,772,227      11,511,950      37,824,462      34,335,141
                                               ------------    ------------    ------------    ------------
   Gross margin                                   1,819,374       1,721,348       5,115,149       5,896,740

Selling, general and administrative expenses      1,286,713         932,350       3,540,934       2,811,875
                                               ------------    ------------    ------------    ------------
   Income from operations                           532,661         788,998       1,574,215       3,084,865

  Interest expense                                  139,515          53,102         319,921         141,390
  Interest and other income                          (2,938)        (14,474)        (24,075)        (33,263)
                                               ------------    ------------    ------------    ------------

   Income before income taxes                       396,084         750,370       1,278,369       2,976,738

Income tax provision                                154,473         264,234         522,957       1,130,446
                                               ------------    ------------    ------------    ------------

            Net income                         $    241,611    $    486,136    $    755,412    $  1,846,292
                                               ============    ============    ============    ============

 Earnings  per share:
  Basic & diluted                              $       0.04    $       0.08    $       0.12    $       0.29
                                               ===========     ============    ============    ============

                 See notes to consolidated financial statements

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                   2005           2004
                                                                -----------    -----------
Operating activities:
  Net income                                                    $   755,412    $ 1,846,292
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation & amortization                                   905,710        790,181
      Deferred expenses and other assets                             (7,568)          --
      Provision for inventory obsolescence                          219,279        298,374
      Provision for uncollectible accounts receivable                  --           45,000
      Changes relating to operating activities from:
        Increase in accounts receivable                            (346,694)    (1,285,371)
        Changes in amounts receivable/payable from major
            stockholder, net                                        657,158        152,698
        Increase in inventories                                  (1,513,764)    (2,235,115)
        Increase in prepaid expenses and
            other current assets                                    (55,671)       (24,627)
        Increase in accounts payable                                988,270      1,536,398
        (Decrease) increase in accrued expenses                     (34,602)       150,753
        (Decrease) increase in income taxes payable                (785,624)       463,720
                                                                -----------    -----------
          Net cash provided by operating activities                 781,906      1,738,303
                                                                -----------    -----------
Investing activities:
  Additions to property and equipment, net of minor disposals    (1,332,137)      (966,858)
  Acquisition of subsidiaries, net of cash acquired                 199,491       (606,432)
                                                                -----------    -----------
          Net cash used in investing activities                  (1,132,646)    (1,573,290)
                                                                -----------    -----------
Financing activities:
  Borrowing on bank line of credit                                1,323,168      1,230,000
  Payments on long-term bank borrowings                            (900,000)      (750,000)
                                                                -----------    -----------
          Net cash provided by financing activities                 423,168        480,000
                                                                -----------    -----------
Effect of exchange rate fluctuations on cash                         11,753         40,033
                                                                -----------    -----------
Net change in cash and cash equivalents                              84,181        685,046
Cash and cash equivalents at beginning of period                    280,015        230,183
                                                                -----------    -----------
Cash and cash equivalents at end of period                      $   364,196    $   915,229
                                                                ===========    ===========
Supplemental disclosure of cash flow information:
  Interest paid in cash                                         $   169,195    $   135,254
                                                                ===========    ===========

                 See notes to consolidated financial statements

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

     The accompanying interim consolidated financial statements include the accounts of Simclar, Inc. ("Simclar") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar Mexico"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Simclar (North America), Inc. ("Simclar NA"), collectively referred to as the "company." Simclar NA was acquired during the second quarter, with an effective date of May 1, 2005 (see Note 10). All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 73.4% owned subsidiary of Simclar Group Limited ("Simclar Group"), a company incorporated in the United Kingdom.

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

     The United States Securities and Exchange Commission ("SEC") announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123(R). Under the new SEC implementation process, the company's effective date for adopting SFAS No. 123(R) has been extended by six months. The company will adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123(R), and as stated in the company's Annual Report on Form 10-K for the year ended December 31, 2004. The adoption of this standard by the company is not expected to have a material effect on its consolidated results of operations, financial position and cash flows.

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


NOTE 3 - Inventories

     Inventories, net of allowance for obsolescence, are comprised of the following:

                             September 30,  December 31,
                                 2005          2004
                             -----------   -----------
Raw materials and supplies   $10,122,438   $ 8,863,347
Work in process                1,864,867     1,584,258
Finished goods                   952,590       867,306
                             -----------   -----------
                             $12,939,895   $11,314,911
                             ===========   ===========

                                         Three Months Ended         Nine Months Ended
                                             September 30,            September 30,
                                       ----------   ----------   ----------   ----------
                                          2005         2004         2005         2004
                                       ----------   ----------   ----------   ----------
Net income                             $  241,611   $  486,136   $  755,412   $1,846,292
Weighted average number of shares of
   common stock outstanding             6,465,345    6,465,345    6,465,345    6,465,345
                                       ----------   ----------   ----------   ----------
Earnings per share:
  Basic & diluted                      $     0.04   $     0.08   $     0.12   $     0.29
                                       ==========   ==========   ==========   ==========

      There were no potentially dilutive securities for the three months or nine months ended September 30, 2005 or for the same period of the preceding year.


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

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - Comprehensive Income (Continued)

      Below is the detail of comprehensive income for the three months and nine months ended September 30, 2005 and 2004:

                                        Three Months Ended         Nine Months Ended
                                             September               September 30,
                                      ----------   ----------   ----------   ----------
                                         2005         2004         2005         2004
                                      ----------   ----------   ----------   ----------
Net income                            $  241,611   $  486,136   $  755,412   $1,846,292
Foreign currency translation income          857       44,349       11,753       40,033
                                      ----------   ----------   ----------   ----------
Comprehensive income                  $  242,468   $  530,485   $  767,165   $1,886,325
                                      ==========   ==========   ==========   ==========

NOTE 6 - Amounts Due to Major Stockholder and Other Related Party Transactions

     The company had a net payable due to its parent, Simclar Group and certain of its subsidiaries of approximately $2,303,000 at September 30, 2005, and a net receivable due from Simclar Group and certain of its subsidiaries of approximately $2,918,000 at December 31, 2004. On August 12, 2005, the company entered into a management services agreement with Simclar Group, effective July 17, 2005, to replace the agreement which expired on July 16, 2005. The new agreement is for a term of 2 years. Under the terms of the agreement, Simclar Group will provide management services, including but not limited to financial, administrative, business development and operational matters, for a fee of $40,000 per month. During the nine months to September 30, 2005, the company accrued financial and administrative expenses under the service agreement with Simclar Group, received net repayments of amounts due from Simclar Group entities, and acquired Simclar NA and assumed liabilities due to Simclar Group and certain of its subsidiaries as part of the acquisition. The net payable at September 30, 2005 incurs interest of LIBOR + 1.5%.

     During the three months to September 30, 2005, the company sold goods with a value of approximately $451,000 to Simclar International Corporation, a related party of Simclar Group.

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

     The company had approximately $154,000 and $523,000 income tax expense for the three months and nine months ended September 30, 2005, respectively, and approximately $264,000 and $1,130,000 income tax expense for the three months and nine months ended September 30, 2004, respectively.

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Income Taxes (Continued)

      Income tax payments amounted to approximately $ 177,000 and $1,297,000 for the three months and nine months ended September 30, 2005, respectively, and approximately $155,000 and $655,000 for the same periods of the preceding year.

      As of September 30, 2005, Simclar NA had a net deferred tax benefit of approximately $8,241,000 against which a valuation allowance has been provided for the full amount of the asset.

      In assessing whether or not the deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes the existing valuation allowance as of September 30, 2005 is appropriate.

      As of September 30, 2005, Simclar NA had net operating loss carry-forwards of approximately $21,890,000 for Federal income tax purposes. If not used to offset future taxable income, such tax loss carry-forwards expire in 2022 through 2024.

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

      The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". The purchase price for the acquisition, including loan repayment and net of

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - Acquisition of AG Technologies, Inc. (Continued)

cash received, totaled $1,951,547 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. The full amount of the additional consideration of $1,300,000 was earned by June 30, 2005. The additional earn-out for the period July 15, 2003 to July 14, 2004 of $606,432 was recorded in the quarter ended September 30, 2004 and was paid on September 15, 2004. The additional earn-out for the period July 15, 2004 to July 14, 2005 of $693,568 was recorded in the quarter ended June 30, 2005. Of this amount, $145,944 was paid in the three months ended September 30, 2005. $437,832 of the remainder will be paid in the quarter ending December 31, 2005 and $109,792 will be paid in the quarter ending March 31, 2006.

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

     The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". Cash received as part of the acquisition was $347,645 and is included within current assets in the table below. The remaining net liabilities assumed of $310,645 include a $4,014,000 liability reflecting an intercompany payable from Simclar NA to Simclar Group and certain of its subsidiaries. The net liabilities of $310,645 was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded a $52,207 intangible asset for the customer list of Simclar NA acquired as part of the acquisition. This will be amortized over a period of 60 months, representing the company's best estimate of the asset's useful life. As of September 30, 2005, Simclar NA has a potential contingent liability for lease dilapidation costs which is not determinable as of September 30, 2005. The company has been indemnified by Simclar Group against

                                  SIMCLAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Acquisition of Simclar (North America), Inc. (Continued)

any excess in cost over and above the current provision as part of the sale and purchase agreement, and therefore there is no risk to the company for such costs.

     The purchase price allocation is as follows:



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
                                          ==========

      Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. The following table summarizes selected unaudited pro forma financial information for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, as if Simclar NA had been acquired at the beginning of 2005 and 2004. The unaudited pro forma financial information includes adjustments for intercompany transactions.

                             Three Months Ended             Nine Months Ended
                                 September 30,                  September 30,
                        ---------------------------     ---------------------------
                           2005            2004             2005           2004
                        -----------     -----------     -----------     -----------
Net sales               $16,591,601     $15,048,049     $46,045,159     $43,627,369

Net income              $   241,611     $   499,136     $   835,736     $ 1,498,292
                        ===========     ===========     ===========     ===========

Earnings per share:
  Basic and diluted     $      0.04     $      0.08     $      0.13     $      0.23
                        ===========     ===========     ===========     ===========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

      In the third quarter of 2005, we continued to focus on the following key priorities: (1) expanding our customer base through our alliance with Simclar Group, (2) seeking to develop strong, long-term alliances with major growth original equipment manufacturers ("OEMs"), and (3) developing the opportunities arising from our acquisition of Simclar Mexico in July 2003. During the three months ended September 30, 2005, we continued to see new business awards from existing and new customers. Effective May 1, 2005, the Company acquired Simclar (North America), Inc., a comprehensive fabricator of sheet metal components and higher level assemblies based in Winterville, North Carolina. The acquisition of Simclar NA has allowed us to directly expand our product offerings in the Northeast and Midwest U.S. for fabricated sheet metal and higher level assemblies.

      As discussed in more detail throughout this Item 2:

      o Our revenues increased by 25.4% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Excluding the acquisition of Simclar NA , which was effective May 1, 2005, the increase would have been 11.9%;

      o Gross margin for the three months ended September 30, 2005 increased by approximately $98,000 compared to the same period of the preceding year, primarily due to the increase in sales offset by lower-margin product mix and higher material prices in the three months ended September 30, 2005 compared to the same period in 2004. Also impacting gross margin were short-term ramp-up inefficiencies incurred as new products were introduced for new customer orders. Excluding the acquisition of Simclar NA, the increase in gross margin would have been approximately $12,000;

      o Net income for the three months ended September 30, 2005 of approximately $242,000 decreased by approximately $245,000 from the same period of the preceding year, primarily due to the factors affecting gross margin described above, additional selling, general and administrative expenses as a result of the acquisition of Simclar NA, and increased interest expense, offset by lower income tax expense due to the reduction in income before income taxes. Excluding the acquisition of Simclar NA, the decrease in net income would have been $133,000. Simclar NA recorded a net loss of approximately $111,000 in the three months ended September 30, 2005, primarily due to seasonality in the business of one of its major customers;

      o Cash flows used in investing activities were approximately $1,133,000 in the nine months ended September 30, 2005, mainly due to purchases of machinery and equipment for our new manufacturing facility in Mexico, lead-free solder machinery in order to comply with new requirements, additional purchase consideration for the acquisition of Simclar (Mexico), Inc. of approximately $148,000, offset by cash received as part of the Simclar NA acquisition of approximately $348,000.

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

Results of Operations

      The following is a discussion of the key factors that have affected our business during the quarter and nine months ended September 30, 2005. This discussion should be read in conjunction with our consolidated financial statements and the related footnotes included herein.

      Consolidated sales increased approximately $3,358,000 (25.4%) and $2,708,000 (6.7%) for the three months and nine months ended September 30, 2005, respectively, compared to the same periods of the preceding year. The increase in the three months to September 30, 2005 was a result of increased sales to the food preparation equipment, computer peripherals, retail and contract manufacturing industries. The increase in the nine months to September 30, 2005 was a result of increased sales to the food preparation equipment, computer peripherals, retail and contract manufacturing industries, offset by a decline in sales to the telecommunication and medical industries. Excluding the acquisition of Simclar NA, sales in the three months ended September 30, 2005 increased approximately $1,578,000 (11.9%) and decreased in the nine months ended September 30, 2005 approximately $37,000 (0.1%). The increase in the three months ended September 30, 2005 resulted from increased sales at each of the company's manufacturing facilities and in particular, at the Mexico facility. The increase is due to new customer acquisition as well as new orders from existing customers.

     Interest and other income decreased approximately $11,000 and $9,000 in the three months and nine months ended September 30, 2005, respectively, compared to the same periods of the preceding year. The decreases were due mainly to a decrease in the average net amount receivable from Simclar Group, resulting in lower interest income, offset by higher interest rates in 2005.

      Approximately 40% and 42% of our consolidated sales for the three months and nine months ended September 30, 2005, respectively, were made to five customers. Illinois Tool Works is the only customer that accounts for more than 10% of our total sales, and accounted for 16% of our total sales in the three months ended September 30, 2005 and 18% of total sales for the nine months ended September 30, 2005. The loss of or substantial reduction of sales to any major customer would have an adverse effect on our operations if such sales were not replaced.

     Gross margin for the three months ended September 30, 2005 increased by approximately $98,000 and decreased in the nine months ended September 30, 2005 by approximately $782,000, compared to the same periods of the preceding year. The increase in the three months ended September 30, 2005 is primarily due to increased sales, offset by a variance in product mix over the same period in 2004, as well as start-up inefficiencies on the several new products introduced in the quarter. Excluding the acquisition of Simclar NA, the increase in gross margin for the three months ended September 30, 2005 would have been approximately $12,000, and the decrease in the nine months ended September 30, 2005 would have been approximately $1,010,000.

      Cost of goods sold as a percentage of sales amounted to 89.0% and 88.1% for the three and nine months ended September 30, 2005, respectively, and 87.0% and 85.3% for the same periods of the preceding year. Excluding Simclar NA, cost of goods sold as a percentage of sales amounted to 88.0% and 87.7% for the three and nine months ended September 30, 2005, respectively. Also excluding Simclar NA, which has a higher proportion of labor and overhead to materials than the other Simclar operations, the company experienced material costs as a percentage of sales of 61% in the three months ended September 30, 2005 and September 30, 2004, and 62% and 60% of sales for the products manufactured in the nine months ended September 30, 2005 and 2004, respectively. The change in material costs as a percentage of sales is due to price increases from suppliers of electronic components and higher cost bills of materials for certain products manufactured in the three and nine months ended September 30, 2005, offset by a change in product mix in the three months ended September 30, 2005 towards more labor intensive products. Excluding Simclar NA, the labor content of our manufactured products was 24% and 22% for the three and nine months ended September 30, 2005 compared to 21% and 22% for the same periods of the preceding year, respectively. The increase in labor content in the three months ended September 30, 2005 compared to the same period of the preceding year is primarily due to a greater number of the workforce being temporary employees, which tends to be at a higher cost, more labor-intensive work being performed in the three months ended September 30, 2005, and start-up inefficiencies on the several new products introduced in the period. The overhead component of cost of goods sold as a percentage of sales was 3% and 4% in the three and nine months ended September 30, 2005, respectively, compared to 5% and 4% in the same periods of the preceding year. The decrease in the three months ended September 30, 2005 is primarily due to the increase in sales over the same period of the preceding year, and there being a certain element of fixed cost included within overheads which do not increase proportionately with sales.

      Selling, general and administrative expenses increased by approximately $354,000 (38.0%) and $729,000 (25.9%) for the three and nine months ended September 30, 2005, respectively, compared to the same periods of the preceding year, and amounted to approximately 7.8% and 8.2% of sales for the three and nine month periods ended September 30, 2005, compared to 7.0% of sales for the same periods in the preceding year. Pre-production costs in respect of the new sheet metal facility in Mexico of approximately $167,000 in the nine months ended September 30, 2005, and the selling, general and administrative costs of the Simclar NA facility since the effective date of the acquisition were the primary reason for the increase in selling, general and administrative expenses in the three and nine months ended September 30, 2005 compared with the same periods of the preceding year, with increased employee costs being the main contributor to the remainder of the increase.

      Interest expense increased approximately $86,000 and $179,000 for the three and nine months ended September 30, 2005, respectively, compared to the same periods of the preceding year, reflecting the increased borrowings to acquire the land and building of our Dayton, Ohio facility, which we formerly had leased, and to invest in our new sheet metal facility in Mexico, as well as to fund working capital requirements. The three month LIBOR was 3.65% and 2.13% at September 30, 2005 and September 30, 2004, respectively.

Liquidity and Capital Resources

     Our cash and cash equivalents balances at September 30, 2005 were approximately $364,000, compared to approximately $280,000 at December 31, 2004. Net cash provided by operating activities was approximately $782,000 in the nine months ended September 30, 2005, compared to approximately $1,738,000 in the same period of 2004. The decrease in cash provided from operating activities in 2005 as compared to 2004 was due primarily to reduced net income for the period, a lower increase in accounts payable compared to the same period of the prior year, and a reduction in income taxes payable compared to an increase in the same period of the preceding year, offset by a lower decrease in accounts receivable.

     At September 30, 2005, our average outstanding days sales was 48 days as compared to 56 days at December 31, 2004. Our continued focus on working capital management has helped to improve our average outstanding days sales. Average inventory turnover was 4.5 and 4.1 times at September 30, 2005 and December 31, 2004, respectively.

     Cash used in investing activities was approximately $1,133,000 in the nine months ended September 30, 2005, compared to approximately $1,573,000 in the same period of the preceding year. Cash used in investing activities was primarily for purchases of machinery and equipment for our new manufacturing facility in Mexico, lead-free solder machinery in order to comply with new requirements, and the first payment on the additional earn out in respect of the acquisition of Simclar (Mexico), Inc., offset by cash received as part of the Simclar NA acquisition of approximately $348,000.

     Cash provided by financing activities was approximately $423,000 in the nine months ended September 30, 2005, compared to approximately $480,000 in the same period of the preceding year. Cash used in investing activities represented $900,000 in repayments of long-term debt offset by drawdowns of $1,323,000 on our working capital credit facility in order to help finance our investing activities and working capital requirements. The company made all scheduled repayments on its long-term debt during the period.

     On October 14, 2004, the company restructured its existing term loan and working capital facilities with Bank of Scotland. The term loan was made pursuant to an Amended and Restated Facility Letter providing for a term loan of $5,650,000, of which Tranche A represents outstanding borrowings of $4,250,000, and Tranche B represents the $1,400,000 loan to acquire the property located at 1784 Stanley Avenue, Dayton, Ohio. The principal of Tranche A is repayable in quarterly installments of $250,000 in January, April, July and October of each year from 2004 through 2008, with the final payment due in

October 2008. The principal of Tranche B is payable in twenty-eight equal quarterly installments of $50,000, with the first installment payable on January 20, 2005. Interest on each advance accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the Bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The company elected the three-month interest period at 4.68% until July 24, 2005 and 5.15% until October 24, 2005. After this date the rate is 5.7% until January 24, 2006. The term loan had an outstanding balance of $4,500,000 at September 30, 2005.

     The company's existing working capital facility with the bank was also amended on October 14, 2004 to increase the amount of the facility from $3,000,000 to $5,000,000. Advances bear interest, and interest is payable, on the same terms as under the Amended Term Loan Facility. This line of credit had an outstanding balance of approximately $4,476,000 at September 30, 2005, and expires on September 30, 2006. The company intends to renew this credit facility prior to its expiration date.

     All of the assets of the company (excluding those of Simclar NA) collateralize the credit facilities. The credit facilities contain affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated adjusted net worth greater than $11,000,000; a ratio of consolidated current assets to consolidated net borrowing not less than 1.75 to 1; a ratio of consolidated trade receivables to consolidated net borrowings not less than .75 to 1; and a ratio of consolidated net income before interest and income taxes to total consolidated interest costs not less than 2 to 1. Some of the negative covenants, among others, include (1) granting or permitting a security agreement against the consolidated assets of the company other than permitted security agreements, (2) declaring or paying any dividends or making any other payments on the company's capital stock, (3) consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business, (4) incurring, assuming, guarantying, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in these financial statements, or (5) undertaking any capital expenditure in excess of $1,000,000 in any one fiscal year above budgeted expenditure.

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

     Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt agreements. At September 30, 2005, the company was in compliance with the bank covenants. A default of the covenants would permit our lender to accelerate the maturity of our credit facilities and to sell the assets securing them, which would cause us to cease operations and seek bankruptcy protection.

     We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations.

     The following table outlines our commitments at September 30, 2005:

                                       Total      Less than     1-3         4-5        Over 5
In thousands                          Amounts      1 Year      Years       Years       Years
                                      -------     -------     -------     -------     -------
Long-term debt with interest          $ 5,045     $ 1,430     $ 2,657     $   697     $   261
Operating leases (non-cancelable)       5,047         791       1,039       1,005       2,212
Bank line of credit with interest       4,731       4,731        --          --          --
Vendor open line of credit              2,766       2,766        --          --          --
                                      -------     -------     -------     -------     -------
Total contractual                     $17,589     $ 9,718     $ 3,696     $ 1,702     $ 2,473
                                      =======     =======     =======     =======     =======



     The vendor open line of credit is due for review in July, 2006.

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

     The United States Securities and Exchange Commission (SEC) announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123(R). Under the new SEC implementation process, the company's effective date for adopting SFAS No. 123(R) has been extended by six months. The company will adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123(R), and as stated in the company's Annual Report on Form 10-K for the year ended December 31, 2004. The adoption of this standard by the company did not have a material effect on its consolidated results of operations, financial position and cash flows in the three and nine months ended September 30, 2005.

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

Critical Accounting Policies

      In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2004. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these accounting policies during the three months ended September 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

      Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which we had approximately $40,000 invested at September 30, 2005.

      Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $8,976,000 at September 30, 2005.

      We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our quarter-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our quarter-end variable rate debt would result in a negative impact of approximately $28,000 on our quarterly results of operations.

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


                               SIMCLAR, INC.

                               By  /s/ Barry  J. Pardon
                                   -----------------------------------------
                                   BARRY J. PARDON, President

                               By  /s/Steven T. Ker
                                   -----------------------------------------
                                   STEVEN T. KER, Chief Financial Officer


Dated: November 18, 2005