Form 10-K
period 2005-12-31
SIMCLAR INC
filed 2006-03-31
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-14659

SIMCLAR, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-1709103
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2230 W. 77th Street
Hialeah, Florida 33016

(Address of principal executive offices, including zip code)

(305) 556-9210

(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [✓]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [✓]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ ✓] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [✓]

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $5,538,027 on June 30, 2005.

As of March 15, 2006, the Company had issued and outstanding 6,465,345 shares of its common stock.

Documents Incorporated By Reference

Portions of our Information Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

-i-

Part I

Forward-Looking Statements

This document contains certain forward-looking statements that are based upon current expectations and involve certain risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Words or expressions such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “estimate,” “project,” or variations of these words as well as similar words or expressions are intended to identify forward-looking statements. Readers should not place undue reliance on the forward-looking statements contained in this document, which apply only as of the date of this report. We undertake no obligation to update the information contained herein. Our actual performance and results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to economic changes and changes in the electronics manufacturing services industry generally. Key risk factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” included herein at Item 1A.

Item 1. Business

Introduction

Simclar, Inc. (“we,” “our,” “us,” “Simclar” or “the company”) is a contract manufacturer of electronic and electro-mechanical products, providing advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs). Our products are manufactured to customer specifications and designed for OEMs in the data processing, telecommunications, instrumentation and food preparation equipment industries. Our principal custom-designed products include complex printed circuit boards (PCBs), conventional and molded cables, wire harnesses and electro-mechanical assemblies. In addition, we provide OEMs with value-added, turnkey contract manufacturing services and total systems assembly and integration. We also deliver manufacturing and test engineering services and materials management, with flexible and service-oriented manufacturing and assembly services for our customers’ high-tech and rapidly changing products.

We were incorporated in Florida in 1976, acquired by Medicore, Inc., our former parent, in 1982, and became a public company in 1985. Effective June 27, 2001, control of our company was acquired by Simclar International Limited, which then transferred its 71.3% ownership of our company to its parent, Simclar Group Limited (“Simclar Group”) both of which are private United Kingdom companies. Other companies of the Simclar Group are engaged in the same electronic and electro-mechanical subcontract manufacturing industry as is our company. Effective September 2, 2003, we changed our name from Techdyne, Inc. to Simclar, Inc.

Our executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. Our telephone number is (305) 556-9210. Our common stock is traded on the Nasdaq Capital Market (Ticker: SIMC). We maintain an Internet website at http://www.simclar.com, along with other members of the Simclar Group. We make available free of charge on our website links to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (http://www.simclar.com/investor.htm). Information on our website is not incorporated by reference into this report. Additionally, individuals can access our electronically filed reports, proxy statements and other information through the Internet site maintained by the Securities and Exchange Commission at http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549

Electronics Manufacturing Services Industry

Until 2001, our industry exhibited significant year to year growth, due both to the growth in the overall electronics industry, and the steadily increasing number of OEMs deciding to outsource all or a significant portion of the production of their products. As a result of the general global recession beginning in 2001, and its magnified effect in the computer and telecommunications equipment segments, this pattern of growth in our industry was interrupted, and both our company and the industry as a whole experienced a decline in sales starting in 2001 and continuing through the third quarter of 2003. Beginning in the fourth quarter of 2003, our company and the industry began to experience a recovery in sales, which continued through 2004 and 2005. We are continually seeking new business opportunities with existing and new customers and considering strategic acquisitions, but there is no assurance we will be successful in generating additional sales.

We believe that the fundamental factors contributing to the growth of our industry prior to 2001 contributed to the resumption of the pattern of growth that continued throughout 2005. These factors include increased capital requirements for OEMs to acquire modern, highly automated manufacturing equipment, and their continuing effort to reduce inventory costs and the relative cost advantages of contract manufacturers. Using outsourcing for their production of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, and improve inventory management and marketability. We believe OEMs will continue to rely on contract manufacturers, not only for partial component assemblies, but complete turnkey manufacturing of entire finished products. We also believe that OEMs will look more to contract manufacturers to provide a broader scope of value-added services, including manufacturing, engineering and test services.

We assist our customers from initial design and engineering through materials procurement, to manufacturing of the complete product and testing. Involving contract manufacturers earlier in the manufacturing process through “concurrent engineering” allows OEMs to realize greater efficiencies and gives contract manufacturers greater impact in product design, component selection, production methods and the preparation of assembly drawings and test schematics. This process also gives the customer the ability to draw upon our manufacturing expertise at the outset and minimize manufacturing bottlenecks.

Another factor which will continue to lead OEMs to utilize contract manufacturers is reduced time-to-market. Due to the intense competition in the electronics industry, OEMs are faced with increasingly shorter product life-cycles which pressure them to reduce time constraints in bringing a product to market. This reduction can be accomplished by using a contract manufacturer’s established manufacturing expertise with its sophisticated, technically advanced and automated manufacturing processes. We believe that this, coupled with the elements discussed above, such as reduced production costs through economies of scale in materials procurement, improved inventory management, access to our manufacturing technology, engineering, testing and related expertise, will motivate OEMs to work with electronic contract manufacturers such as us.

Business Strategy

We have focused continuous attention on controlling costs to allow us to remain competitive within our industry. Our affiliation with Simclar Group allows us to participate in the global economy, expands the product lines and services we are able to offer our customers, and increases our purchasing power for supplies and equipment.

The primary industries we serve, electronics and technology, are constantly innovating and tend to have short product life cycles. We have focused on product development and marketing in order to remain a competitive provider of electronic contract manufacturing services for OEM customers. We continue to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products. We believe that creating and maintaining long-term relationships with customers requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility. Therefore, our strategy is to focus on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services.

On May 19, 2005, the company purchased Simclar (North America), Inc. (“SNAI”) from Simclar Group. This acquisition added comprehensive sheet metal fabrication and higher level assembly capabilities.

On February 24, 2006, we further strengthened our product and service offerings to the OEM market by acquiring certain assets of the assembly business of Litton Interconnect Technologies, a world-leading supplier of high-performance backplane interconnect solutions to major blue-chip customers in markets as diverse as network, wireline and wireless infrastructure, defense and electronic data processing. Backplane interconnect systems form the core of high-end electronic systems and provide the means for power distribution and data communications between electronic sub-system building blocks.

We strive to build on our integrated manufacturing capabilities, final system assemblies and testing. The combination of our advanced backplane interconnect solutions with our capabilities to supply printed circuit board assemblies, metal fabrication, cabling solutions and higher level assemblies will create a valuable one-stop-shop for OEM system design and integration needs. In addition, vertical integration provides us with greater control over quality, delivery and cost.

To further satisfy customer needs, we develop long-term customer relationships by using our state-of-the-art technology to provide timely and quick-turnaround manufacturing and comprehensive support for materials purchases and inventory control. Through our use of electronic data interchange technology (“EDI”), the customer is able to convey its inventory and product needs on a weekly basis based on a rolling quantity forecast. More emphasis is placed on value-added turnkey business for the manufacture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of our processes, and our early involvement in the design process using our computer-aided design system.

We believe that we can develop closer and more economically beneficial relationships with our customers through our geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, Missouri, Ohio and Mexico. Our diverse locations have multiple advantages by helping satisfy costs, timely deliveries and local market requirements of our customers. We will continue to pursue expansion in different markets to better serve existing customers and to obtain additional new customers. In alliance with Simclar Group, we anticipate experiencing growth and the ability to increase our global presence and competitive position.

Products and Services

We manufacture approximately 850 products, including complete turnkey finished products, sub-assemblies, molded and non-molded cable assemblies, wire harnesses, PCBs, injection molded and electronic assembly products, for over 100 OEM customers.

Printed Circuit Boards

PCB assemblies are electronic assemblies consisting of a basic printed circuit laminate with electronic components including diodes, resistors, capacitors and transistors, inserted and wave soldered. PCBs may be used either internally within the customer’s products or in peripheral devices. The PCBs produced by the company include pin-through-hole assemblies, low and medium volume surface mount technology assemblies, and mixed technology PCBs, which include multilayer PCBs.

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

In 1997, we acquired Lytton Incorporated (“Lytton”), whose Ohio operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry. Lytton was merged into Simclar effective August 13, 2003.

In July 2003, we acquired all of the outstanding stock of AG Technologies, Inc. (now Simclar (Mexico), Inc.) which operates a manufacturing facility in Matamoros, Mexico, and which we currently operate through an indirect, wholly-owned subsidiary, Simclar de México, S.A. de C.V. This Matamoros facility provides PCB manufacturing capacity similar to our Ohio facility, but enables us to compete more effectively on medium and higher volume PCB orders. Additional contract manufacturing capabilities were added with the opening of a second Matamoros facility in January 2005. Simclar (Mexico) is an international value added provider of comprehensive electronic manufacturing services to OEMs serving the, industrial controls, medical, power equipment and automotive industries. Simclar (Mexico)’s Mexican facilities enable us to be competitive in the higher volume arena for assembly in North America.

PCB sales contributed approximately 51% of total revenues in 2005 and 52% of total revenues in 2004.

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

We maintain a large assortment of standard tooling for D-Subminiature, DIN connectors and phono connectors. D-Subminiatures are connectors which are over-molded with the imprint of the customer’s name and part number. DIN connectors are circular connectors consisting of two to four pairs of wires used for computer keyboards.

Flat ribbon cable or ribbon cable assemblies are cables with wires (conductors) on the same plane with connectors at each end. Flat ribbon cables are used in computer assemblies and instrumentation.

Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. Our cable sales comprised approximately 33% and 30% of total sales revenue for 2005 and 2004, respectively.

Contract Manufacturing

Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs as well as complete sub-assemblies for integration into an OEM’s finished products, such as speaker and lock-key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution. These products can be totally designed and manufactured by the company through our computer-aided design system, engineering and supply procurement. We develop manufacturing processes and tooling, and test sequences for new products of our customers. We provide design and engineering services in the early stages of product development, thereby assuring mechanical and electrical considerations are integrated with a total system. Alternatively, the customer may provide specifications and we will assist in the design and engineering or manufacture to the customer’s specifications.

In January 2005, we opened a second manufacturing facility in Matamoros, Mexico, providing additional capability to process soft-tooled sheet metal fabrication and finishing. Further expansion phases will include hard-tooled sheet metal fabrication, along with plastic injection molding, and overmolding for more complex cable and harness manufacturing.

The company expanded its product offerings by acquiring Simclar NA in May 2005. Simclar NA is a comprehensive fabricator of sheet metal components and higher level assemblies operating from a 95,000 square foot facility in Winterville, NC.

Reworking and Refurbishing

Customers provide us with materials and sub-assemblies acquired from other sources, which the customer has determined require modified design or engineering changes. We redesign, rework, refurbish and repair these materials and sub-assemblies.

Contract manufacturing, reworking and refurbishing together amounted to approximately 16% and 19% of sales for 2005 and 2004 respectively. Our expanded sheet metal fabrication and assembly capabilities along with the 2006 addition of backplane assembly should open additional opportunities in contract manufacturing over the next few years. Our affiliation with Simclar Group gives us access to a larger customer base and the ability to handle large customers both in the USA and Europe.

Backplane Interconnect Systems

In February 2006, Simclar, Inc. acquired certain assets of Litton Interconnect Technologies assembly business. Litton has a reputation as a world-leading supplier of high-performance backplane interconnect solutions to major blue-chip customers in markets as diverse as network, wireline and wireless infrastructure, defense and electronic data processing. Backplane interconnect systems form the core of high-end electronic systems and provide the means for power distribution and data communications between electronic sub-system building blocks. Adding the ability to provide backplane interconnect solutions with our metal fabrication, cable and harness, printed circuit board, and high level assembly capabilities enables Simclar to offer a highly appealing single source solution to the electronics OEM market.

Manufacturing

We manufacture components and products that are custom designed and developed to fit specific customer requirements and specifications. Such service includes computer integrated manufacturing and engineering services, quick-turnaround manufacturing and prototype development, materials procurement, inventory management, developing customer oriented manufacturing processes, tooling and test sequences for new products from product designs received from our customers or developed by Simclar from customer requirements. Our industrial, electrical and mechanical engineers work closely with our customers’ engineering departments from inception through design, prototypes, production and packaging. We evaluate customer designs and, if appropriate, recommend design changes to improve the quality of the finished product, reduce manufacturing costs or other necessary design modifications. Upon completion of engineering, we produce prototype or preproduction samples. Materials procurement includes planning, purchasing and warehousing electronic components and materials used in the assemblies and finished products. Our engineering staff reviews and structures the bill of materials for purchase, coordinates manufacturing instructions and operations, and reviews inspection criteria with the quality assurance department. The engineering staff also determines any special capital equipment requirements, tooling and dies, which must be acquired.

We attempt to develop a “partnership” relationship with many of our customers by providing a responsive, flexible, total manufacturing service. We have “supplier partnerships” with certain customers pursuant to which we must satisfy in-house manufacturing requirements of the customer that are based on the customer’s need on a weekly basis based on a rolling quarterly forecast.

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

We have improved our overall efficiency of manufacturing, particularly in the area of inventory management, including purchasing, which is geared more closely to current needs resulting in reduced obsolescence problems The company procures components from a select group of vendors which meet our standards for timely delivery, high quality and cost effectiveness. In order to control inventory investment and minimize material obsolescence, components are generally ordered when we have a purchase order or commitment from our customer for the completed assembly. In addition, several of our vendors have agreed to consigned inventory arrangements, which allow us to have their product in stock but not receive it until we pull it for production. This will have a positive impact on working capital as we expand vendor participation. We continue our efforts to consolidate the majority of our electronics material “spend” with that of the entire Simclar Group, and quote and initiate contracts to the most competitive suppliers.

We use Enterprise Resource Planning (“ERP”) management technologies and manage our material pipelines and vendor base to allow our customers to increase or decrease volume requirements within established frameworks. We have Visual Manufacturing, Symix and Made 2 Manage computerized software systems providing us with material requirements planning, purchasing, and sales and marketing functions. In 2005, the company made a commitment to convert all locations to Visual Manufacturing. The goal is to create consistency in our information systems to facilitate more timely, accurate, and meaningful management information. See “Business Strategy” above and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Quality and Process Control

All of our manufacturing locations are certified under the ISO 9001/2000 quality assurance designation. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations. Quality control is essential to the company’s operations since customers demand strict compliance with design and product specifications, and high quality production is a primary competitive standard vital to our services.

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

Customers

We serve a wide range of businesses, from emerging growth companies to multinational OEMs, involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. A significant portion of our revenues is distributed over the following industry segments:

	Year Ended December 31,
	2005	2004	2003
Data processing	25%	26%	24%
Food preparation equipment	18%	18%	23%
Instrumentation	16%	15%	11%
Power equipment	17%	15%	13%
Telecommunications	12%	12%	14%
Military and government	4%	5%	9%

We seek to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Though historically a substantial percentage of our net sales have been to multiple locations of a small number of customers, our customer base has become increasingly diversified over the past four years. In 2002 thirteen customers made up 80% of our sales with our largest customer accounting for 36% of total revenues. In the successive years of 2003, 2004, and 2005 we have grown our customer base to 15, 20, and 29 customers who make up 80% of our sales and our largest customer contributing 17% of the revenue base.

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

We depend upon the continued growth, viability and financial stability of our customers, who in turn substantially depend on the growth of the personal computer, computer peripherals, communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of our customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or our customers in particular, could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay us for manufacturing services we have provided, our operating results and financial condition would be adversely affected. In 2005, 42% of our sales were made to numerous locations of five major customers.

The table below sets forth the respective percentage of sales in the last three years attributable to customers and related suppliers that accounted for more than 10% of our sales in each of those years.

	2005	2004	2003
ITW Food Equipment Group	17%	17%	22%

Marketing and Sales

We are continually pursuing expansion and diversification of our customer base. We are seeking to develop long term relationships by working closely with customers, starting with the initial product design and development stage, and continuing throughout the manufacturing and distribution process. Our principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through our sales managers and executive staff, and through independent sales representatives. Our operations generate sales through eight regional sales/general managers covering the Northeast, Southeast, West and Southwest regions of the United States, as well as parts of Mexico. There are 13 in-house sales/marketing personnel in the United States. In addition to sales through sales representatives and in-house sales personnel, sales are also generated through our website at http://www.simclar.com and through catalogues, brochures and trade shows.

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

Backlog

Order backlogs as of December 31, 2005 were approximately $21,892,000 compared to $13,652,000 at December 31, 2004. Based on past experience and relationships with our customers and knowledge of our manufacturing capabilities, we believe that most of our backlog orders are firm and should be filled within six months. Most of the purchase orders within which the company performs do not provide for cancellation. Over the last several years, cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be cancelled. However, based upon relationships with our customers, we occasionally allow cancellations and frequently the rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by the company may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers’ lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

Patents and Trademarks

We do not have nor do we rely on patents or trademarks to establish or protect our market position. Rather, we depend on design, engineering and manufacturing, cost containment, quality, and marketing skills to establish or maintain market position.

Seasonality

Our business is not seasonal.

Competition

Simclar is a part of highly competitive electronic manufacturing services industry. We face competition from divisions of large electronics and high-technology firms, as well as numerous smaller specialized companies. Certain competitors may have broader geographic coverage and competitive price advantage based on their less expensive offshore operations, particularly in the Far East. Many of our competitors are larger and more geographically diverse and have greater financial, manufacturing and marketing resources than we have. Our main PCB competitors in the Midwest region include SMC, Diversified Systems, Epic Technologies, and CDR Manufacturing. The primary competitors for our Mexico PCB operations include Kimball Electronics, Method Electronics, and Jabil. We have numerous competitors in the cable and harness assembly market, including Tyco, Advanced Interconnect, Amphenol, Sapphire, Volex Interconnect Systems, and Foxconn.

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

Employees

We presently have 429 employees located in our U.S. facilities and 408 employees located at our Mexican facilities; 119 of our employees are employed as part time or temporary help. Approximately 721 of our employees are engaged in manufacturing, quality assurance, related operations and support activities, 42 are in material handling and procurement, 16 are in sales and marketing, 18 are in engineering, and 40 are in administrative, accounting and support activities.

We have no unions in our U. S. facilities, but have two unions in our Matamoros facilities. We believe that our relationships with our employees, both union and non-union, are good.

Item 1A. Risk Factors

This Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed below.

The loss of a major customer would adversely affect us

A substantial percentage, approximately 42% of our sales for the year ended December 31, 2005, has been to five customers, the loss of any of which would adversely affect us. A substantial portion of our sales (17%) is with one major customer, Illinois Tool Works (formerly PMI Foods Equipment Group) (“ITW”). There are no long-term contracts with any customer. Substantially all of our sales and reorders are subject to competitive bids. Sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles, and pricing and margin pressures. Additionally, certain of the industries served by us are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to our major customers or their products could have an adverse effect on us. A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay.

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

Secured loans - existence of liens on certain assets

All of our assets have been pledged as collateral for three bank loans. In December 2005, we entered into two amended credit facilities and one new credit facility with Bank of Scotland in Edinburgh, Scotland (“BoS”). These credit facilities include an Amended Term Loan Facility Letter, an Amended Working Capital Facility Letter, a Working Capital Facility Letter, an Amended and Restated General Security Agreement, an Amended and Restated Pledge Agreement, and a Mortgage and a Guaranty. Please refer to the Liquidity and Capital Resources section under Item 7 for further discussion regarding these credit facilities.

Our credit facilities impose operational and financial restrictions on us

Our credit facilities with BoS, , in addition to subjecting all our assets as security for the bank financing, include substantial covenants that impose significant restrictions. Please refer to the Liquidity and Capital Resources section under Item 7 for a further description of these restrictions.

Our ability to comply with these covenants may be affected by changes in our financial condition or results of our operations, or other events beyond our control. The breach of any of the covenants would result in a default under our debt facilities. A default in the covenants would permit BoS to accelerate the maturity of our credit facilities and to sell the assets securing them, which could cause us to cease operations or seek bankruptcy protection.

Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which could reduce amounts available for working capital and other general corporate purposes. The restrictions in our credit facility could also limit our flexibility in reacting to changes in our business and increases our vulnerability to general adverse economic and industry conditions.

We operate in a highly competitive industry and our business may be harmed by competitive pressures

Manufacturing and assembly of electro-mechanical and electronic components is a highly competitive industry characterized by a diversity and sophistication of products and components. We compete with major electronics firms that have substantially greater financial and technical resources and personnel than we do. We also face competition from many smaller, more specialized companies. We believe the primary competitive factors are pricing, quality of production, prompt customer service, timely delivery, engineering expertise, and technical assistance to customers. Among this mix of competitive standards, we believe we are competitive with respect to delivery time, quality, price and customer service. Price sensitivity becomes a paramount competitive issue in recessionary periods, and we may be at a competitive disadvantage with manufacturers with a lower cost structure, particularly off-shore manufacturers with lower labor and related production costs. To compete effectively, we must also provide technologically advanced manufacturing services, and respond flexibly and rapidly to customers’ design and schedule changes. Our inability to do so could have adverse effects on us. Customers in our industry are price-sensitive and, particularly in the recent economic downturn, there is substantial pressure from customers to reduce our prices. Our ability to remain competitive depends on our ability to meet these customer and competitive price pressures while protecting our profit margins. We have been engaged in and will have to continue cost reductions in overhead, manufacturing processes, and equipment retooling, while maintaining product flow, inventory control, and just-in-time shipping to our customers. If we are unable to accomplish these factors, we will not be competitive, and our business and operating results will be adversely impacted.

Our revenues are contingent on the health of the industries we serve

We rely on the continued growth and financial stability of our customers who operate in the following industry segments:

•	food preparation equipment;
•	data processing;
•	telecommunications;
•	power equipment;
•	instrumentation; and
•	military and government.

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

We do not have long-term contracts with customers, and cancellations, reductions or delays in orders affect our profitability

We do not typically obtain firm long-term contracts from our customers. Instead, we work closely with our customers to develop forecasts for upcoming orders, which are not binding, in order to properly schedule inventory and manufacturing. Our customers may alter or cancel their orders or demand delays in production for a number of reasons beyond our control, which may include:

•	market demand for products;
•	change in inventory control and procedures;
•	acquisitions of or consolidations among competing customers;
•	electronic design and technological advancements; and
•	recessionary economic environment.

Any one of these factors may significantly change the total volume of sales and affect our operating results, in times of a recessionary environment and reduced demand for our customers’ products and in turn, our products and services. In addition, since much of our costs and operating expenses are relatively fixed, a reduction in customer demand would adversely affect our gross margins and operating income. Although we are always seeking new business and customers, we cannot be assured that we will be able to replace deferred, reduced or cancelled orders.

Shortages of components as well as price fluctuations specified by our customers would delay shipments and adversely affect our profitability

Substantially all of our sales are derived from electro-mechanical and subcontract electronic manufacturing in which we purchase components specified by our customers. Industry-wide shortages of electronic components, particularly components for PCB assemblies, have occurred. We did not experience any substantial supply shortages in 2003, but experienced some shortages in 2004 and 2005, which may increase as the world economy continues to recover and demand for electronic products increases. Should our industry experience a rapid recovery, shortages of components mostly likely will occur, and we may be forced to delay shipments, which could have an adverse effect on our profit margins and customer relations. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we typically bear the risk of component price increases that occur, which accordingly could adversely affect our gross profit margins. As price increase pressures continue we are beginning to pass these increases on as competition allows. At times, we are forced to purchase components beyond customer demand on items which are in short supply. To the extent there is less customer demand or cancellations, we could have increased obsolescence.

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

Our operating results are subject to annual and quarterly fluctuation which could negatively impact our stock price

There are a number of factors, beyond our control, that may affect our annual and quarterly results. These factors include:

•	the volume and timing of customer orders;
•	changes in labor and operating prices;
•	fluctuations in material cost and availability;
•	changes in domestic and international economies;
•	timing of our expenditures in anticipation of future orders;
•	increase in price competition, and competitive pressures on delivery time and product reliability;
•	changes in demand for customer products;
•	the efficiency and effectiveness of our automated manufacturing processes;
•	market acceptance of new products introduced by our customers; and
•	uneven seasonal demands by our customers.

Any one or a combination of these factors can cause an adverse effect on our future annual and quarterly financial results. Fluctuations in our operating results could materially and adversely affect the market price of our common stock.

Environmental laws may expose us to financial liability and restrictions on operations

We are subject to a variety of federal, state and local laws and regulations relating to environmental, waste management, and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. Proper waste disposal is a major consideration for printed circuit board manufacturers, which is a substantial part of our business, since metals and chemicals are used in our manufacturing process. Environmental controls are also essential in our other areas of electronic assembly. If we fail to comply with such environmental laws and regulations, then we could incur liabilities and fines and our operations could be suspended. This could also trigger indemnification of our lender under our credit facilities, as well as being deemed a default under such credit facilities. See “Our credit facilities impose operational and financial restrictions on us” above. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could impose other significant capital expenditures. In addition, our operations may give rise to claims of property contamination or human exposure to hazardous chemicals or conditions. Although we have not incurred any environmental problems in our operations, there can be no assurance that violations of environmental laws will not occur in the future due to failure to obtain permits, human error, equipment failure, or other causes. Furthermore, environmental laws may become more stringent and impose greater compliance costs and increase risks and penalties for violations.

Simclar Group controls over 73% of our common stock and the affairs of our company

Simclar Group owns 73.4% of our outstanding common stock. Our common stock does not provide for cumulative voting, and therefore, the shareholders other than Simclar Group will be unable to elect any directors or have any significant impact in controlling the business or affairs of our company. The concentration of ownership with Simclar Group may also have the effect of delaying, deterring or preventing a change in control of our company, and would make transactions relating to our operations more difficult or impossible without the support of Simclar Group. Also, since we are a “controlled company” for purposes of the Nasdaq Stock Market’s corporate governance requirements, we are not required to comply with the provisions requiring that a majority of listed company directors be independent, the compensation of our executives to be determined by independent directors or nominees for election to our board of directors to be selected by independent directors.

The price of our shares is volatile

The market price of our common stock has substantially fluctuated in the past. The market price of our common stock has been as high as $6.80 per share in the second quarter of 2005 to as low as $.52 per share in the fourth quarter of 2002. Our common stock has limited trading volume, and it closed at $3.50 per share on March 15, 2006.

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

Possible delisting of our stock

Our common stock trades on the Nasdaq Capital Market. There are certain qualitative and quantitative criteria for continued listing on the Nasdaq Capital Market, known as continued listing requirements. Failure to satisfy any one of these continued listing requirements could result in our securities being delisted from the Nasdaq Capital Market. These criteria include at least two active market makers, maintenance of $2,500,000 of stockholders’ equity (or alternatively, $35,000,000 in market capitalization or $500,000 in net income from operations in the latest fiscal year or 2 of the last 3 fiscal years), a minimum bid price for our common stock of $1.00, and at least 500,000 publicly held shares with a market value of at least $1,000,000, among others. Continued listing also requires compliance with the Nasdaq Stock Market’s corporate governance listing criteria. Usually, if a deficiency occurs for a period of 30 consecutive trading days (10 consecutive trading days for failure to satisfy the minimum market capitalization requirement), the particular company is notified by Nasdaq and has a grace period in which to achieve compliance. If the company is unable to demonstrate compliance after the expiration of any applicable grace period, the security is subject to delisting. The security might be able to trade on the Nasdaq OTC Bulletin Board, a less transparent trading market which may not provide the same visibility for the company or liquidity for its securities, as does the Nasdaq Capital Market. As a consequence, an investor may find it more difficult to dispose of or obtain prompt quotations as to the price of our securities, and may be exposed to a risk of decline in the market price of our common stock.

The Nasdaq Capital Market requires that we maintain a minimum market value of public float of $1,000,000 for continued listing. The publicly trading shares, exclusive of any affiliate ownership, which is the float for our common stock, is approximately 1,6583,092 shares, and as the closing price of our shares on March 15, 2006 was $3.50 per share, we currently satisfy that maintenance requirement.

Our common stock has limited trading volume. There is the risk of being delisted from the Nasdaq Capital Market should our common stock fail to maintain a minimum bid price of $1.00 per share for 30 consecutive days, or we fail to meet other continued listing requirements. During 2004 we were notified by Nasdaq of a failure to meet its qualitative listing requirements due to the failure of our audit committee to comply with the independence criteria, although the company was able to correct this deficiency before further action by Nasdaq. Continued satisfaction of certain of the Nasdaq Capital Market continued listing requirements is beyond our control. There is no assurance that we will continue to satisfy the continued listing maintenance criteria, which, without a timely cure, could cause our securities to be delisted from the Nasdaq Capital Market.

A significant downturn in the general economy could adversely affect our revenue, gross margin and earning.

Our business is subject to inflation, rising interest rates, availability of capital markets, consumer spending rates, the effects of governmental plans to manage economic conditions and other national and global economic occurrences beyond our control which could have an adverse affect on our revenue, gross margin and earnings.  As suppliers to the OEM market many of our products, and hence our revenue and gross margin, is strongly correlated with general economic conditions and with the level of business activity of our customers.  Economic weakness and constrained customer spending has resulted in the past, and may result in the future, in decreased revenue, gross margin, earnings, or growth rates.  We also have experienced, and may experience in the future, gross margin declines reflecting the effects of increased pressure for price concessions as our customers attempt to lower their cost structures and increased material costs as our suppliers attempt to increase their prices.  In this environment, we may not be able to reduce our costs sufficiently to maintain our margins.

Failure to attract and retain qualified personnel may result in difficulties in managing our business effectively and meeting revenue growth objective.

Our ability to profitably manage and grow our business depends upon the contributions and abilities of key executives, operating officers and other personnel.  The loss of the services of any of these key employees could have a material impact on the Company's business and results of operations. In addition, continued growth and expansion of the Company's contract manufacturing business in an extremely competitive market will require that it attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy these requirements could have a negative impact on the Company's ability to remain competitive in the future.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.

Simclar’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that any company’s controls, including our own, will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, in the company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart summarizes the principal properties leased by the company:

Space	Property	Term
16,000 sq. ft. (exec. offices, mfg.)	2230 W 77th St. Hialeah, FL	10 yrs. to August 31, 2010
12,000 sq. ft. (mfg., warehouse)	2230 W 77th St. Hialeah, FL	10 yrs. to August 31, 2010
5,500 sq. ft. (mfg., offices)	171 Commonwealth Ave. Attleboro, MA	3 yrs. to March 31, 2008
18,225 sq. ft. (mfg., office, warehouse)	800 Paloma Dr. Round Rock (Austin), TX	1 yr. to May 31, 2006
16,000 sq. ft. (office, warehouse)	2685 N. Coria Brownsville, TX	Month to month

Space	Property	Term
37,919 sq. ft. (mfg., office, warehouse)	Parque Industrial CYLSA Matamoros, Mexico	5 yrs. to July 15, 2006
55,524 sq. ft. (mfg., office, warehouse)	Parque Industrial CYLSA Matamoros, Mexico	13 yrs. to October 31, 2017
90,000 sq. ft. (mfg., office, warehouse)	176 Laurie Ellis Road Winterville, NC	Lease expires March 31, 2006 at which time we will continue on a month to month basis

In October, 2004, we exercised an option to purchase for $1,400,000 a 77,800 square foot manufacturing, office and warehouse facility located at 1784 Stanley Avenue in Dayton, Ohio, which we had previously leased. The facility is encumbered by a mortgage to the Bank of Scotland to secure the acquisition indebtedness of $1,400,000.

With effect from February 24, 2006, Simclar Interconnect Technologies, Inc. occupies, on a temporary basis, portions of a facility of Litton Systems, Inc. located at 4811 W. Kearney, Springfield, MO pursuant to a License Agreement which expires on February 23, 2007.

We maintain state-of-the-art manufacturing, quality control, testing and packaging equipment at all of our facilities.

We believe that our equipment and facilities are suitable and adequate for our current operations and provide us with the productive capacity we need for our current business levels. We utilize approximately 60% of the capacity of each of our facilities on a one shift schedule for our business.

We are subject to a variety of environmental regulations relating to our manufacturing processes and facilities. See “Government Regulation” under Item 1 and “Risk Factors” under Item 1A.

Item 3. Legal Proceedings

We are, from time to time, a party to litigation which arises in the normal course of our business. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the resolution of these proceedings in the aggregate will not have a material adverse effect on our financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market for Common Stock

The table below reflects the high and low closing sales prices for our common stock, which trades under the symbol “SIMC”, formerly under the symbol “TCDN”, as reported by the Nasdaq Capital Market. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

2005
	High	Low
1st Quarter	$4.68	$3.05
2nd Quarter	$6.80	$3.29
3rd Quarter	$5.16	$3.09
4th Quarter	$4.24	$3.15

2004
	High	Low
1st Quarter	$3.10	$2.20
2nd Quarter	$4.79	$2.30
3rd Quarter	$6.60	$3.10
4th Quarter	$6.65	$3.27

Approximate Number of Holders of Common Stock

On December 31, 2005, there were approximately 55 shareholders of record of our common stock.

Dividends

We have not paid, nor do we have any present plans to pay cash dividends on our common stock in the immediate future. In addition, our credit facilities with the Bank of Scotland prohibit us from declaring or paying dividends on our common stock without the Bank of Scotland’s written consent. See Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources.”

Issuer Repurchases

No purchases of any of our outstanding shares were made by or on behalf of the company or any affiliated purchaser during 2005, 2004 and 2003.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

Consolidated Statements of Operations Data
(in thousands except per share amounts)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Revenues	$61,214	$53,582	$36,187	$33,692	$37,042
Net income (loss)	1,251	2,342	1,106	1,390	(2,806)
Earnings (loss) per share:
Basic and diluted	$.19	$.36	$.17	$.21	$(.43)

Consolidated Balance Sheet Data
(in thousands)

	December 31,
	2005	2004	2003	2002	2001
Working capital	$4,801	$12,137	$11,804	$10,018	$8,859
Total assets	37,700	32,580	25,674	22,168	21,209
Long-term debt	3,000	6,700	6,500	5,315	6,371
Total Liabilities	22,309	18,462	13,913	11,797	12,230
Stockholders’ equity	15,391	14,119	11,761	10,371	8,979

The 2005 financial data reflects the acquisition of Simclar (North America), Inc., and the 2003 financial data reflects the acquisition of AG Technologies, Inc. (Simclar (Mexico), Inc.).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Simclar, Inc. continued to demonstrate strong revenue growth of existing products and customers through 2005 as well as adding new products and customers. Our strategy remains to (1) leverage our relationship with Simclar Group to expand our reach globally, (2) depend upon our long-term relationships with major OEMs to increase our business with our existing customer base and to grow our customer base with other OEMs, and (3) seek strategic acquisitions and alliances.

Some of the key highlights to be discussed further through this discussion and analysis include:

•	2005 revenues were 14.2% above 2004; year-on-year sales increased 6.5%, with the balance coming from our acquisition of Simclar (North America), Inc.

•	fourth quarter sales set a new quarterly high at approximately $18,276,000

•	fourth quarter earnings were exceptionally strong with earnings before tax of approximately $941,000 which brought 2005 earnings before taxes to approximately $2,219,000

•	Bank of Scotland increased our term loan facility to $21,650,000 in anticipation of our acquisition of Litton Interconnect Technologies assembly business which was completed on February 24, 2006

Our operations have continued to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, design modifications, changes in a customer’s manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer’s products due to, among other things, product life cycles, competitive conditions and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on our results of operations and financial condition, as has occurred in the past. Our results also depend to a substantial extent on the success of our OEM customers in marketing their products. We continue to seek to diversify our customer base to reduce our reliance on our few major customers. See “Business Strategy” and “Customers” under Item 1, “Business.”

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

We use Electronic Data Interchange (“EDI”) with both our customers and our suppliers in our efforts to continuously develop accurate forecasts of customer volume requirements, as well as sharing our future requirements with our suppliers. We depend on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices, which could have a material adverse effect on our results of operations. It is important for us to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables, or turnkey products, for manufacture. See “Electronic Manufacturing Industry” and “Supplies and Materials Management” under Item 1, “Business” and “Results of Operations” below.

We must continuously develop improved manufacturing procedures to accommodate our customers’ needs for increasingly complex products. To continue to grow and be a successful competitor, we must be able to maintain and enhance our technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although we believe that our operations utilize the assembly and testing technologies and equipment currently required by our customers, there can be no assurance that our process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render our technology, equipment or processes obsolete or noncompetitive. In addition, to the extent that we determine that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment.

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

Key Financial Performance Measures

We manage and assess the performance of our business primarily through the following measures:

Orders booked and backlog - the ratio of orders booked to sales is reviewed on a monthly basis for each of the company’s five manufacturing plants.

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

Bank borrowings - movements in the company’s working capital facility with the bank are reviewed on a weekly basis.

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

2005 Compared to 2004

Fourth quarter revenues and earnings before taxes were up over both the third quarter of 2005 and also when compared to the fourth quarter of 2004. Sales increased by approximately $1,683,000 compared to the third quarter and by approximately $4,924,000 over the fourth quarter of 2004. Comparative earnings before taxes for the same periods improved by approximately $545,000 and $482,000 respectively. Our North Carolina operations, which were acquired in May 2005, generated approximately $1,429,000 in sales but $107,000 in losses in the fourth quarter of 2005. Gross Margin improved to 13.7% compared to third quarter gross margin of 11.0% and 10.9% for the same period last year. We benefited from higher plant utilization and favorable product sales mix. Our cable and harness operations in Hialeah experienced a fourth quarter sales volume increase of 112% over the third quarter of 2005 and an increase of 149% over the fourth of quarter 2004.

Fiscal year 2005 revenues exceeded 2004 by approximately $7,631,000 while earnings before taxes were lower by approximately $1,216,000. Cable and Harness assemblies made up a larger portion of total revenues. These products are more labor intensive than our other products which allowed us to benefit from our investment in the expanded operations in Mexico. SNAI generated approximately $4,174,000 of revenues since the date of acquisition, but lost approximately $349,000. We expect the performance of this operation, which does metal fabrication, injection molding, and higher level assemblies, to improve in 2006 as a result of certain ongoing initiatives, together with the synergistic benefits from our recent acquisition of the Litton Interconnect Technologies backplane assembly business.

Even though a large portion of revenues continue to be concentrated with a small number of customers — 42% of our sales were made to numerous locations of five major customers — our customer base has become increasingly diversified over the past four years. In 2002 thirteen customers made up 80% of our sales, with our largest customer accounting for 36% of total revenues. In the successive years of 2003, 2004, and 2005 we have grown our customer base to 15, 20, and 29 customers who make up 80% of our sales and our largest customer contributing 17% of the revenue base.

Gross margin for 2005 was up by approximately $260,000, but was down as a percentage of revenue to 12.4% from 13.7% for 2004; however, excluding the SNAI results, gross margins would have been 12.7% in the year. Excluding SNAI, which has a higher labor and overhead to materials ratio than other Simclar operations, material costs as a percentage of sales were 62% in both 2005 and 2004. Raw material cost pressures are a constant challenge because, while we try to pass these costs on to our customers, price competition will at times limit our ability to do so. Labor and burden were 24% of sales in 2005, down slightly from 25% for 2004. Due to the expansion in Mexico and acquisition of SNAI, depreciation expense was $245,000 greater than the previous year while amortization expense was $9,000 for 2005 and $0 for 2004.

Selling, general, and administrative (SG&A) expenses grew from 7.0% of sales in 2004 to 8.1% in 2005. The primary reason for this increased cost was due to expansion of the Mexico operations and the acquisition of SNAI. As a percentage of sales, SG&A was 8.6% of sales in the first half of the year, but came down to 7.7% the second half.

Interest expense increased due to higher interest rates and borrowings for the Mexico expansion and the working capital needs caused by the overall growth in the business in the year. Interest for 2005 was approximately $477,000 compared to approximately $213,000 in the prior year. Three month LIBOR went from 2.57% in January 2005 to 4.53% in December 2005.

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

Approximately 43% of our consolidated sales for 2004 were made to five customers. Illinois Tool Works (“ITW”) (17%) is the only customer that accounts for more than 10% of our total sales. The loss of or substantial reduction of sales to any major customer would have an adverse effect on our operations if such sales were not replaced. See Item 1, “Business-Customers.”

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

Liquidity and Capital Resources

Cash flow from operations was approximately $1,503,000 in the year compared to approximately $1,543,000 in 2004. Cash and cash equivalents were approximately $834,000 at December 31, 2005 compared to approximately $280,000 at the end of 2004. Our current ratio dropped from 2.1:1 in 2004 to 1.3:1 in 2005. There were three primary contributors to this movement: (1) a change of approximately $4,800,000 from a related party receivable of approximately $2,900,000 to a related party payable of approximately $1,800,000 as part of the acquisition of SNAI; (2) a reclassification of a $2,500,000 deferred trade accounts payable balance with Winsson Enterprises Co., Ltd. (“Winsson”), a supplier of components to Simclar (Mexico) (the company is currently in negotiations with Winsson to renegotiate the agreement which expires in July 2006); and (3) our continued investment for the future and in the growth of our operations.

Average day’s sales outstanding at December 31, 2005 was 55.3 compared to 54.2 in 2004. The increase in our average outstanding sales’ days is primarily the result of the nature of the customer base that we are servicing from our Mexican facilities. The overall trend we experienced over the last two years is that the majority of our customers are stretching out payment terms. Average inventory turnover was 4.4 and 4.1 times for the years ended December 31, 2005 and 2004, respectively. The increase in inventory turnover is primarily due to our increased sales in 2005.

Cash used in investing activities in 2005 was approximately $1,781,000 compared to approximately $3,139,000 in the preceding year. Cash used in investing activities was primarily comprised of approximately $1,717,000 for purchases of machinery and equipment for our new manufacturing facility in Mexico, lead-free solder machinery in order to comply with new requirements, and the payment of approximately $584,000 additional earn out consideration in respect of the acquisition of Simclar (Mexico), Inc., offset by cash received as part of the SNAI acquisition of approximately $348,000, and approximately $176,000 in proceeds from the sale of surplus equipment.

Cash provided by financing activities was approximately $810,000 for the year ended December 31, 2005, compared to approximately $1,630,000 in the same period of the preceding year. Cash used in investing activities represented $1,200,000 in repayments of long-term debt offset by drawdowns of $2,010,000 on our working capital credit facility in order to help finance our investing activities and working capital requirements. The company made all scheduled repayments on its long-term debt during the period.

Our near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and meeting the company's  required bank debt obligations.  We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility is sufficient to fund our operating, investing and financing activities.

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at December 31, 2005
Simclar, Inc.	Working capital	$5,000,000	$4,990,395
Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$21,650,000	$4,200,000
Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$0

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at December 31, 2005 was 5.625% based on the three month election. The weighted average interest rate for the year was 4.76%

Interest on the Simclar Interconnect Technologies, Inc. working capital facility will be a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%. There had been no drawdowns on this facility at December 31, 2005 and there have been none since that date.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%. The term debt interest rate in effect at December 31, 2005 was 5.67% based on the three month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

Tranche	Principal Amount	Purpose	Payments
A	$4,250,000	Refinance existing facilities	Seventeen quarterly payments of $250,000 beginning October 2004 through October 2008
B	$1,400,000	Dayton property acquisition	Twenty-eight quarterly payments of $50,000 beginning January 2005 through October 2011
C	$13,000,000	Acquisition of certain assets of the Litton Interconnect Technologies assembly operations
Thirteen quarterly payments of $500,000 beginning December 2006 through December 2009, four quarterly payments of $250,000 from March 2010 through December 2010, four quarterly payments of $750,000 from March 2011 through December 2011 and four quarterly payments of $625,000 from March 2012 through December 2012.

D	$3,000,000	Acquisition of certain assets of the Litton Interconnect Technologies assembly operations	Single payment due December 31, 2010

Tranches C and D were drawn on February 24, 2006.

Our credit facilities with BoS, which include an Amended Term Loan Facility Letter, an Amended Working Capital Facility Letter, a Working Capital Facility Letter, an Amended and Restated General Security Agreement, an Amended and Restated Pledge Agreement, a Mortgage and a Guaranty, in addition to subjecting all our assets as security for the bank financing, include substantial covenants that impose significant restrictions on us, including, among others, requirements that:

•	the facilities take priority over all our other obligations;
•	we must maintain sufficient and appropriate insurance for our business and assets;
•	we must maintain all necessary licenses and authorizations for the conduct of our business;
•
we indemnify the bank against all costs and expenses incurred by it which arise as a result of any actual or threatened (i) breach of environmental laws; (ii) release or exposure to a dangerous substance at or from our premises; or (iii) claim for an alleged breach of environmental law or remedial action or liability under such environmental law which could have an adverse material effect;

•
if environmental harm has occurred to our property securing the credit facility, we have to ensure we were not responsible for the harm, and we have to be aware of the person responsible and its financial condition; and

•
we must notify the bank of a variety of pension and benefit plans and ERISA issues, including, among others, (i) material adverse changes in the financial condition of any such plan; (ii) increase in benefits; (iii) establishment of any new plan; (iv) grounds for termination of any plan; and (v) our affiliation with or acquisition of any new ERISA affiliate that has an obligation to contribute to a plan that has an accumulated funding deficiency.

In addition, our credit facilities require us to maintain:

•	consolidated adjusted net worth greater than $15,000,000 with effect from March 31, 2006 (tested on a quarterly basis);
•	a ratio of consolidated current assets to consolidated net borrowing prior to December 31, 2007 of not less than 1:1 and thereafter not to be less than 1.5:1 (tested on a quarterly basis);
•	a ratio of consolidated trade receivables to consolidated net borrowing of not less than 0.5:1 prior to December 31, 2007 and not less than 0.75:1 thereafter (tested on a quarterly basis); and
•
a ratio of EBIT to total interest not less than 3:1 until March 31, 2006; not less than 3.5:1 from April 1, 2006 to June 30, 2006; and not less than 4:1 thereafter (tested on a quarterly basis beginning December 31, 2005);

•
a ratio of net borrowings to EBITDA not to exceed 5:1 through December 31, 2006; not less than 4.5:1 from January 1, 2007 to December 31, 2007; not less than 4:1 from January 1, 2008 to December 31, 2008; not less than 3.5:1 from January 1, 2009 to December 31, 2009; and not less than 3:1 thereafter (tested on a quarterly basis beginning December 31, 2006).

Finally, without the prior written consent of BoS, our credit facilities prohibit us from:

•	granting or permitting a security agreement against our consolidated assets except for permitted security agreements;
•	declaring or paying any dividends or making any other payments on our capital stock;
•
consolidating or merging with any other entity or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity, except for notes and receivables acquired in the ordinary course of business;

•	incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements;
•	undertaking any capital expenditures in excess of $1,000,000 of the relevant estimates in the aggregate budget approved by BoS;
•	effecting any changes in ownership of our company;
•	making any material change in any of our business objectives, purposes, operation or taxes; and
•	incurring any material adverse event in business conditions as defined by the Bank.

Our ability to comply with these provisions may be affected by changes in our financial condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under our debt. A default in the covenants would permit BoS to accelerate the maturity of our credit facilities and to sell the assets securing them, which could cause us to cease operations or seek bankruptcy protection.

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

We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at December 31, 2005:

	Total	Less Than	1 - 3	4 - 5	Over 5
In Thousands	Amounts	1 Year	Years	Years	Years
Long-term debt with interest	$4,651	$1,402	$2,599	$445	$205
Operating Leases	4,856	726	1,035	963	2,132
Bank line of credit with interest	5,275	5,275	—	—	—
Total commitments	$14,782	$7,403	$3,634	$1,408	$2,337

Subsequent Events

On February 24, 2006, the company and Simclar Interconnect Technologies, Inc., its newly-formed wholly owned subsidiary ("Simclar IT") purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc. ("Litton"), a subsidiary of Northrop Grumman Corporation, for $16 million in cash (subject to certain purchase price adjustments) and the assumption of certain liabilities (the "Acquisition"). At the same time, Simclar's parent company in the United Kingdom, Simclar Group Limited, also acquired from Litton Systems International, Inc. and Litton U.K. Ltd. all of the share equity of Litton Electronics (Suzhou) Co. Ltd., a subsidiary organized in China, and certain assets of the Interconnect Technologies Division assembly business in the U.K., respectively, through its subsidiary Simclar Interconnect Technologies Limited.

In connection with the Acquisition, the company and Simclar IT entered into an occupancy agreement pursuant to which Simclar IT will occupy space in Litton's Springfield, Missouri facility for a period of up to twelve months, and a transition services agreement pursuant to which Litton will provide certain administrative services to the company and Simclar IT to support its operations during the occupancy period.

The company financed the purchase of the assets under its recently amended term loan facility with BoS. Of the $16 million borrowed under the amended facility, $13 million of the principal will be repayable in quarterly installments commencing December 31, 2006 and through December 31, 2012. Interest on this portion of the borrowings will be payable quarterly at one, three or six month LIBOR (as elected by the Company) plus 2.5%. The $3 million balance of the borrowings under the amended facility will be repayable in one lump sum on December 31, 2010. Interest on this portion of the borrowings will be payable quarterly at one, three or six month LIBOR (as elected by the company ) plus 3.5%. In addition, there is a redemption fee of $400,000 payable on December 31, 2010.

In connection with the loan, the company, Simclar IT and other subsidiaries entered into an amended security agreement, pursuant to which BoS was granted a security interest in substantially all of their respective assets to secure the company's borrowings under its credit facilities, and a guaranty pursuant to which Simclar IT guarantied the obligations of the company to BoS under the credit facilities. Additionally, the company and Simclar (Mexico), Inc. entered into an amended pledge agreement, pursuant to which all of the shares owned by the company in its subsidiaries were pledged as security for the Company's obligations to BoS under the credit facilities.

The assets acquired by the Company from Litton Systems, Inc. were not accounted for by Litton as a separate "business," and accordingly the associated operations were not separately accounted for, nor were separate financial statements prepared for the "business." Consequently, the Company is unable to supply financial statements of the acquired "business" as required by Rule 3-05(b) of Regulation S-X. The Company will supply an audited statement of the assets and liabilities acquired in an amendment to the Current Report on Form 8-K that it filed on on March 2, 2006 within 71 calendar days following the date of the report.

For the reasons stated above the Company is unable to supply the pro forma financial information required by Article 11 of Regulation S-X with respect to the "business" represented by the acquired assets.

Effect of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values, effective for public companies for interim periods beginning after June 15, 2005. SFAS No.123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method. The company adopted this statement in the third quarter of fiscal year 2005 and the adoption of this standard did not have a material effect on our consolidated results of operations, financial position, and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 Inventory Pricing”.  SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs.  Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.  SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We will adopt this statement for fiscal year 2006 and currently do not anticipate that the adoption of this standard will have a material effect on our consolidated results of operations, financial position, and cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29 provided an exception to this basic measurement principle for exchanges of similar productive assets.  That exception required that some nonmonetary exchanges be recorded on a carryover basis.  SFAS No. 153 eliminates this exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  An exchange would lack commercial substance if our future cash flows are not expected to change significantly as a result of that exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted.  We will adopt this new standard for fiscal year 2006 and do not anticipate that the adoption of this standard will have a material effect on our consolidated results of operations, financial position, and cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS No. 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006 and do not anticipate that the adoption of this standard will have a material effect on our consolidated results of operations, financial position, or cash flows.

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

Allowance for Inventory Obsolescence--We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unusable in the manufacturing operations due to loss of a specific customer or a customer’s product changes or discontinuations. Based on historical and projected sales information and concentration of customers, we believe that the allowance is adequate. However, changes in general economic, business and market conditions could cause customers to cancel, reduce or reschedule orders. These changes could affect the company inventory turnover; therefore, the allowance for inventory obsolescence is reviewed monthly and changes to the allowance are updated as new information is received.

Income Taxes--Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset.  As a result of continued operating losses incurred by SNAI, the inability to offset consolidated taxable income with the acquired net operating loss carry forwards, and uncertainty as to the timing of profitability in future periods, we have established a valuation allowance against all SNAI net operating loss carry forwards. Should future taxable income of SNAI be materially different from our estimates, changes in the valuation allowance could occur that would impact our tax expense in the future.

Impairment of Long-Lived Assets--In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used. See “Long-Lived Asset Impairment” in Note 1 to our consolidated financial statements included in this report.

Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate.

The company performed the annual test for goodwill impairment related to the Lytton and Simclar (Mexico) acquisitions. These tests were performed at the reporting unit level. In the test, we determined that the discounted sum of the expected future cash flows exceeded the invested capital of the reporting units; therefore, no impairment of goodwill was recognized. In performing the tests for impairment, we made assumptions about future sales and profitability. In estimating expected future cash flows related to Lytton and Simclar (Mexico), we used internal forecasts that were based upon actual results, assuming an average revenue growth of 5% and 8% per year, respectively, and minimal increases in gross margin.

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

Revenue Recognition and Accounts Receivable-- The company’s sales are primarily derived from product manufacturing including, but not limited to, finished molded and non-molded cables, wiring harnesses, printed circuit board assemblies, electro-mechanical and electronic assemblies. Revenue is recognized upon shipment of the product to the customer, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product. The selling price of the product is fixed and the ability to collect for the sale to the customer is reasonably assured when the product is shipped.

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

Critical estimates were used in valuing certain intangible assets and plant and equipment include but are not limited to: future expected cash flows from acquired customers’ continuing sales; and the expected useful life of plant and equipment. Our estimates are based upon assumptions we believe are reasonable, but which are inherently uncertain and unpredictable; as a result, actual results may differ from estimates.

Cautionary Statement Concerning Forward-Looking Statements

This Report includes certain forward-looking statements with respect to our company and our business that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as anticipate, believe, plan, estimate, expect, intend, project, and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Important factors include changes in general economic, business and market conditions, as well as changes in such conditions that may affect industries or the markets in which we operate, including, in particular, the impact of our nation’s current war on terrorism could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Report. Further, information on other factors that could affect the financial results of Simclar, Inc. is included in the company’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Simclar, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions in which we had approximately $40,000 invested at December 31, 2005.

Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $9,200,000 at December 31, 2005.

We have exposure to both rising and falling interest rates. A ½% decrease in rates on our year-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our year-end variable rate debt would result in a negative impact of approximately $92,000 on our operations.

Our exposure to market risks from foreign currency exchange rates is minimal.

Item 8. Financial Statements and Supplementary Data

Our financial statements, and the related notes, together with the reports of Battelle & Battelle LLP dated March 29, 2006, are set forth at pages F-4 through F-8 attached hereto.

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

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included under the caption “Information About Directors and Executive Officers” in our Information Statement relating to our 2006 Annual Meeting of Shareholders (the “Information Statement”) to be held on June 9, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14C under the Securities Exchange Act of 1934, is incorporated herein by reference.

We have adopted a code of conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics is posted on our website at www.simclar.com, and may be obtained free of charge by writing to Simclar, Inc., Attn: Chief Financial Officer, 1784 Stanley Avenue, Dayton, Ohio 45404.

Item 11. Executive Compensation

The information required by this item is included under the caption “Executive Compensation” in the Information Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Information Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in the Information Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption“Report of the Audit Committee” in the Information Statement, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report.

(1)	The following financial statements are filed as part of this Annual Report on Form 10-K:

Independent Auditors’ Report.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003.
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

(3)	Exhibits:

Exhibit
Number		Exhibit Description

3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

3.2	*	Amended By-Laws of Simclar, Inc.

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4(i) to the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.1
Stock Purchase Agreement, dated May 19, 2005 but effective May 1, 2005, between Simclar, Inc. and Simclar Group Limited (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q filed August 12, 2005).

10.2	*
Share and Asset Purchase and Sale Agreement, dated as of December 21, 2005, by and among Litton Systems, Inc., Litton Systems International, Inc. and Litton U.K., Inc. as Sellers, and Simclar Group Limited, Simclar, Inc., Simclar Interconnect Technologies, Inc., and Simclar Interconnect Technologies Limited.

Exhibit
Number	Exhibit Description

10.3	*
First Amendment to Share and Asset Purchase and Sale Agreement, dated as of February 24, 2006 by and among Litton Systems, Inc., Litton Systems International, Inc. and Litton U.K., Inc. as Sellers, and Simclar Group Limited, Simclar, Inc., Simclar Interconnect Technologies, Inc., and Simclar Interconnect Technologies Limited.

10.4		Lease Agreement, dated August 29, 2000, between the Company and Medicore, Inc. (incorporated by reference to Exhibit 10(i) to Medicore Inc.’s Current Report on Form 8-K filed December 19, 2000).

10.5
Lease Agreement, dated March 25, 1997, between the Company and Route 495 Commerce Park Limited Partnership(incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q filed May 9, 1997).

10.6
Lease Agreement, dated April 30, 1997, between the Company and PruCrow Industrial Properties, L.P., (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 4, 1997).

10.7
Lease Agreement, dated July 16, 2001, between Simclar de Mexico, SA de CV and Consorcio Inmobiliario Del Noreste, S.A. de C.V. (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K filed March 30, 2004 ).

10.8
Lease Agreement, dated as of November 1, 2004, between Simclar de Mexico, SA de CV and Consorcio Inmobiliario Del Noreste, S.A. de C.V., (incorporated by reference to Exhibit 10(xviii) to the Company’s Annual Report on Form 10-K filed March 31, 2005).

10.9
Commercial Lease, dated October 1, 1999, between Simclar (Mexico) and Fleet Management Co. (incorporated by reference to Exhibit 10(xi) to the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.10		Sublease, dated August 23, 1999, between the Company and United Consulting Group (incorporated by reference to Exhibit (10)(xiv) of the Company’s Annual Report on Form 10-K filed March 30, 2000).

10.11
Amendment to Sublease and Consent to Sublease among the Company, United Consulting Group, Inc., and United Computing Group, Inc. (incorporated by reference to Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K filed March 30, 2001).

10.12	*	License Agreement, dated February 24, 2006, between the Company and Litton Systems, Inc.

10.13	*	Transition Services Agreement, dated February 24, 2006, between the Company and Litton Systems, Inc.

10.14
Facility Letter, dated October 2, 2001, between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.15
Working Capital Facility Letter, dated October 2, 2001, between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

Exhibit
Number	Exhibit Description

10.16
Letter Agreement, dated November 10, 2003, between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10(xviii) to the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.17		Letter Agreement dated January 17, 2003 with the Bank of Scotland (incorporated by reference to Exhibit 10(xvii) to the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.18
Amendment Letter, dated October 14, 2004, to Term Loan Facility Letter between the Company and Bank of Scotland, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 20, 2004).

10.19
Amendment Letter, dated October 14, 2004, to Working Capital Facility Letter between the Company and Bank of Scotland (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 20, 2004).

10.20	*	Amendment Letter 4, dated December 21, 2005, to Term Loan Facility Letter between the Company and Bank of Scotland.

10.21	*	Working Capital Facility Letter, dated December 21, 2005, between the Company and Bank of Scotland.

10.22
Management Services Agreement, effective July 17, 2005, between Simclar, Inc. and Simclar Group Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

10.23	*	Employment Agreement between the Company and Barry Pardon dated February 22, 2006.

10.24	*
Second Amended and Restated General Security Agreement, dated February 23, 2006, among the Company, Simclar (Mexico) Inc, Simclar Interconnect Technologies, Inc., Simclar De Mexico, S.A. de C.V. and Bank of Scotland.

10.25	*	Third Amended and Restated Pledge Agreement, dated February 23, 2006, among the Company, Simclar (Mexico) Inc, and Bank of Scotland.

21	*	Subsidiaries of the Registrant.

24	*	Powers of Attorney.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed with this Report.

(b)	Exhibits.

The exhibits to this report follow the Signature Page.

(c)	Financial Statement Schedules.

The financial statement schedule follows the exhibits to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMCLAR, INC.

Date: March 30, 2006	By:	/s/ Barry J. Pardon

Name: Barry J. Pardon Title: President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Samuel J. Russell*	Chairman of the Board of Directors
Samuel J. Russell	and Chief Executive Officer	March 30, 2006

/s/ Barry J. Pardon	President and Director	March 30, 2006
Barry J. Pardon	(principal executive officer)

John Ian Durie*	Vice-President (Finance) and Director	March 30, 2006
John Ian Durie

Marshall W. Griffin*	Chief Financial Officer and Secretary	March 30, 2006
Marshall W. Griffin	(principal financial and principal accounting officer)

A. Graeme Manson *	Director	March 30, 2006
A. Graeme Manson

Patrick Lacchia *	Director	March 30, 2006
Patrick Lacchia

Kenneth M. MacKay, M. D.*	Director	March 30, 2006
Kenneth M. MacKay, M. D.

Christina M. J. Russell*	Director	March 30, 2006
Christina M. J. Russell

*By: /s/ Barry J. Pardon
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

SIMCLAR, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Simclar, Inc. and Subsidiaries
Hialeah, FL

We have audited the accompanying consolidated balance sheet of Simclar, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the each of the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simclar, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BATTELLE & BATTELLE LLP

Battelle & Battelle LLP
Dayton, Ohio
March 29, 2006

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$833,703	$280,015
Accounts receivable, less allowances of $235,000 at
December 31, 2005 and $182,000 at December 31, 2004	9,407,635	8,066,978
Amounts receivable from major stockholder, net	—	2,918,037
Inventories, less allowances for obsolescence of $1,822,000 at December
31, 2005 and $1,481,000 at December 31, 2004	12,006,627	11,314,911
Prepaid expenses and other current assets	357,703	317,183
Deferred income taxes	985,056	795,400
Total current assets	23,590,724	23,692,524

Property and equipment:
Land and improvements	547,511	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	10,944,591	8,171,056
Tools and dies	331,244	290,873
Leasehold improvements	493,694	254,082
Construction in progress	519,254	123,023
Total property and equipment	14,072,198	10,622,426
Less accumulated depreciation and amortization	6,003,107	6,613,775
Net property and equipment	8,069,091	4,008,651

Deferred expenses and other assets, net	61,398	20,622
Goodwill	5,917,938	4,840,545
Intangible assets, net	60,996	18,000
Total assets	$37,700,147	$32,580,342

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,990,395	$2,980,000
Accounts payable	8,793,877	5,414,262
Accrued expenses	1,379,763	1,124,732
Accrued income taxes	552,419	836,709
Amounts payable to major stockholder, net	1,873,463	—
Current portion of long-term debt	1,200,000	1,200,000
Total current liabilities	18,789,917	11,555,703

Long-term debt	3,000,000	4,200,000
Deferred trade accounts payable	—	2,500,000
Deferred income taxes	518,926	206,000
Total liabilities	22,308,843	18,461,703

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and
outstanding 6,465,345 shares at December 31, 2005 and 2004	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	3,843,966	2,593,238
Accumulated other comprehensive income	36,598	14,661
Total stockholders' equity	15,391,304	14,118,639
	$37,700,147	$32,580,342

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

Sales	$61,214,254	$53,582,487	$36,187,105
Cost of goods sold	53,601,700	46,229,712	31,316,498
Gross Margin	7,612,554	7,352,775	4,870,607

Selling, general and administrative expenses	4,984,610	3,754,823	3,133,170
Income from operations	2,627,944	3,597,952	1,737,437

Interest expense	476,712	213,284	217,833
Interest and other income	(68,062)	(50,953)	(114,791)
Foreign currency loss on Scotland shutdown	0	0	170,867
Income before income taxes	2,219,294	3,435,621	1,463,528

Income tax provision	968,566	1,093,841	357,207
Net income	$1,250,728	$2,341,780	$1,106,321

Earnings per share:
Basic & diluted	$0.19	$0.36	$0.17

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained	Accumulated	Notes
		Capital in		Earnings	Other	Receivable
	Common	Excess of	Comprehensive	(Accumulated)	Comprehensive	Stock
	Stock	Par Value	Income	(Deficit)	Income (Loss)	Options	Total
Balance at January 1, 2003	$65,570	$11,592,995		$(854,863)	$(224,349)	$(207,825)	$10,371,528
Comprehensive income:
Net income			1,106,321	1,106,321
Other comprehensive income:
Foreign currency translation adjustments			223,171		223,171
Comprehensive income			$1,329,492				1,329,492
Cancellation of held stock option shares due to lack of payment	(1,217)	(206,608)				207,825
Exercise of stock options	300	59,700					60,000
Balance at December 31, 2003	$64,653	$11,446,087		$251,458	$(1,178)	$—	$11,761,020
Comprehensive income:
Net income			2,341,780	2,341,780
Other comprehensive income:
Foreign currency translation adjustments			15,839		15,839
Comprehensive income			$2,357,619				2,357,619
Balance at December 31, 2004	$64,653	$11,446,087		$2,593,238	$14,661	$—	$14,118,639
Comprehensive income:
Net income			1,250,728	1,250,728
Other comprehensive income:
Foreign currency translation adjustments			21,937		21,937
Comprehensive income			$1,272,665				1,272,665
Balance at December 31, 2005	$64,653	$11,446,087		$3,843,966	$36,598	$—	$15,391,304

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
Operating activities:
Net income	$1,250,728	$2,341,780	$1,106,321
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	1,273,533	1,019,609	935,883
Deferred expenses and other assets	(40,776)	(20,622)	9,435
Provision for inventory obsolescence	468,675	382,391	245,976
Provision for uncollectible accounts receivable	55,527	35,000	—
Loss/(gain) on disposal of property & equipment	9,028	—	(47,650)
Deferred tax benefit	(260,555)	(22,700)	(10,300)
Changes relating to operating activities from:
Accounts receivable	(617,796)	(2,375,164)	(460,553)
Amounts receivable from / payable to major stockholder, net	163,832	(869,116)	(104,252)
Inventories	(829,892)	(1,944,001)	(202,241)
Prepaid expenses and other current assets	84,538	(7,823)	(180,651)
Accounts payable	227,559	2,453,983	(210,661)
Accrued expenses	2,958	209,816	(69,475)
Income taxes (payable)/recoverable	(284,290)	340,064	(2,182)
Net cash provided by operating activities	1,503,065	1,543,217	1,009,650

Investing activities:

Additions to property and equipment, net of minor disposals	(1,717,063)	(2,532,792)	(209,807)
Proceeds from sale of property and equipment	176,518	—	704,433
Acquisition of subsidiaries, net of cash acquired
Simclar (Mexico), Inc.	(588,195)	(606,432)	(1,951,547)
Simclar (North America), Inc.	347,645	—	—
Net cash used in investing activities	(1,781,095)	(3,139,224)	(1,456,921)

Financing activities:
Borrowing on bank line of credit	2,010,395	1,230,000	250,000
Exercise of stock options			60,000
Proceeds from long-term bank borrowings	—	1,400,000
Payments on long-term bank borrowings	(1,200,000)	(1,000,000)	(1,392,682)
Net cash provided by financing activities	810,395	1,630,000	(1,082,682)

Effect of exchange rate fluctuations on cash	21,319	15,839	223,171

Net change in cash and cash equivalents	553,688	49,832	(1,306,782)
Cash and cash equivalents at beginning of period	280,015	230,183	1,536,965
Cash and cash equivalents at end of period	$833,703	$280,015	$230,183

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Simclar, Inc. (“Simclar ”) and its subsidiaries, including Simclar (Mexico), Inc. (“Simclar (Mexico)”), Techdyne (Europe) Limited (“Techdyne (Europe)”) and Simclar (North America), Inc. (“SNAI”), collectively referred to as the “company.” During September 2003, the company changed its name to Simclar, Inc. from Techdyne, Inc. On August 13, 2003 the company merged its wholly owned subsidiary, Lytton Inc. into Simclar. SNAI was acquired during the second quarter of 2005 with an effective date of May 1, 2005 (refer to Note 14). All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 73.4% owned subsidiary of Simclar Group Limited (“Simclar Group”), a privately owned company incorporated in the United Kingdom.

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

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are generally 25 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment; 3 to 10 years for tools and dies; and 5 to 15 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized. Depreciation expense was approximately $1,264,000, $1,020,000, and $936,000 in the years ended December 31, 2005, 2004, and 2003 respectively.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Long-Lived Asset Impairment

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value of these assets is determined based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, the company makes projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. The company determines the fair value of these assets in the same manner as described for assets held and used.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans. The amortization expense for the years ended December 31, 2005, 2004, and 2003 was approximately $9,000, $10,000, and $11,000, respectively.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized.  Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life.  Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test.  Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate.

	December 31,
	2005	2004	2003
Goodwill recognized on the acquisition of :
Lytton Inc.	$2,954,995	$2,954,995	$2,954,995
AG Technologies, Inc.	2,579,118	1,885,550	1,279,118
Simclar (North America), Inc.	383,825	—	—
	$5,917,938	$4,840,545	$4,234,113

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Identifiable intangible assets consist of the following:

	December 31, 2005		December 31, 2004
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

Non-compete agreement	$18,000	$(2,250)	$18,000	$0
Customer list	0	(6,961)	0	0
Total	$18,000	$(9,211)	$18,000	$0

Amortization expense for intangible assets was approximately $9,000 for 2005. There was no amortization expense for 2004 and 2003.  Estimated amortization expense for the next five years is as follows:  2006-$19,000; 2007-$17,000; 2008-$10,000; 2009-$10,000; and 2010-$3,000.

During the third quarters of 2005 and 2004, the company performed the annual impairment test for goodwill related to the Simclar (Mexico) acquisition.  The tests were performed at the reporting unit level using a fair-value-based test.  Fair values are calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Based upon the test results, the company determined that no impairment of goodwill was required.

During the fourth quarters of 2005 and 2004, the company performed the annual impairment test for goodwill related to the Lytton, Inc. acquisition.  The tests were performed at the reporting unit level using a fair-value-based test.  Fair values are calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Based upon the test results, the company determined that no impairment of goodwill was required. The goodwill related to the SNAI acquisition will be performed within one year of the acquisition which will be no later than the second quarter of 2006.

Income Taxes

Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price, the company has various stock options; however, only those options which were dilutive during the periods being reported on have been included in the earnings per share computations. For the years presented there is no dilutive effect.

Following is a reconciliation of amounts used in the computations:

	Year Ended December 31,
	2005	2004	2003

Net income - numerator basic computation	$1,250,728	$2,341,780	$1,106,321

Weighted average shares - denominator basic
computation	6,465,345	6,465,345	6,460,086

Earnings per share:
Basic and diluted	$0.19	$0.36	$0.17

Estimated Fair Value of Financial Instruments

The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, or in the case of debt, because such instruments bear variable interest rates which approximate market.

Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that place the most significant demands on management’s judgment include, but are not limited to, doubtful accounts receivable, income taxes, impairment of long-lived assets, business combinations, and inventory obsolescence. These estimates and assumptions are based on information presently available and actual results could differ from those estimates.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Warranty Costs

The company warrants that products used in its manufacturing process are free from defects in material and workmanship for a period of one year from time of shipment to the customer. If the manufactured product fails in this one year period due to a defect, the company will rework the product until it functions per the customer’s specifications. The costs associated with the rework of any return of defective products are treated as a period expense when the products are reshipped to the customer. The company estimates the cost of reworking defective products to be less than 1% of its annual sales volume and thus has not recorded any liability for rework costs on its financial statements.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Operations

The financial statements of the foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of accumulated other comprehensive income included in stockholders’ equity. Foreign currency transaction gains and losses, which are not material, are included in the results of operations.
These gains and losses result from exchange rate changes between the time transactions are recorded and settled, and for unsettled transactions, exchange rate changes between the time the transactions are recorded and the balance sheet date.

Comprehensive Income

The company follows SFAS No. 130, “Reporting Comprehensive Income” which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders’ Equity.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

New Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values, effective for public companies for interim periods beginning after June 15, 2005. SFAS No.123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method. The company adopted this statement in the third quarter of fiscal year 2005 and experienced no material effect on its consolidated results of operations, financial position, and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 Inventory Pricing.”  SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs.  Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.  SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The company will adopt this statement for fiscal year 2006 and currently does not anticipate that the adoption of this standard will have a material effect on its consolidated results of operations, financial position, and cash flows.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29 provided an exception to this basic measurement principle for exchanges of similar productive assets.  That exception required that some nonmonetary exchanges be recorded on a carryover basis.  SFAS No. 153 eliminates this exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  An exchange would lack commercial substance if the company’s future cash flows are not expected to change significantly as a result of that exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted.  The company will adopt this new standard for fiscal year 2006 and does not anticipate that the adoption of this standard will have a material effect on its consolidated results of operations, financial position, and cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS No. 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006 and do not anticipate that the adoption of this standard will have a material effect on our consolidated results of operations, financial position, or cash flows.

NOTE 2--INVENTORIES

Inventories are comprised of the following:

	December 31,
	2005	2004
Raw materials and supplies	$9,167,103	$8,863,347
Work in process	1,794,401	1,584,258
Finished goods	1,045,123	867,306
	$12,006,627	$11,314,911

NOTE 3--ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2005	2004
Accrued compensation	$628,369	$523,430
Accrued property taxes	265,554	223,230
Accrued commissions	147,585	203,895
Other	338,254	174,176
	$1,379,763	$1,124,732

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--LONG-TERM DEBT

In December 2005, we entered into two amended credit facilities and one new credit facility with Bank of Scotland in Edinburgh, Scotland (“BoS”) consisting of:

Borrower	Type of facility	Original amount	Balance at December 31,2005
Simclar, Inc.	Working capital	$5,000,000	$4,990,395
Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$21,650,000	$4,200,000
Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$0

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at December 31, 2005 was 5.625% based on the three month election. The weighted average interest rate for the year was 4.76%.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility will be a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%. There had been no drawdowns on this facility at December 31, 2005 and there have been none since that date.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%. The term debt interest rate in effect at December 31, 2005 was 5.67% based on the three month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

Tranche	Principal Amount	Purpose	Payments
A	$4,250,000	Refinance existing facilities	Seventeen quarterly payments of $250,000 beginning October 2004 through October 2008
B	$1,400,000	Dayton property acquisition	Twenty-eight quarterly payments of $50,000 beginning January 2005 through October 2011

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--LONG-TERM DEBT - Continued

Tranche	Principal Amount	Purpose	Payments
C	$13,000,000	Acquisition of certain assets of the Litton Interconnect Technologies assembly operations
Thirteen quarterly payments of $500,000 beginning December 2006 through December 2009, four quarterly payments of $250,000 from March 2010 through December 2010, four quarterly payments of $750,000 from March 2011 through December 2011 and four quarterly payments of $625,000 from March 2012 through December 2012.

D	$3,000,000	Acquisition of certain assets of the Litton Interconnect Technologies assembly operations	Single payment due December 31, 2010

Tranche C and Tranche D were not dispersed until February 24, 2006 when the acquisition of certain assets of the Litton Interconnect Technologies assembly business was completed.

All of the assets of the company collateralize the credit facilities. The credit facilities contain affirmative and negative covenants. In addition, our credit facilities require us to maintain:

•	consolidated adjusted net worth greater than $15,000,000 with effect from March 31, 2006 (tested on a quarterly basis);
•	a ratio of consolidated current assets to consolidated net borrowing prior to December 31, 2007 of not less than 1:1 and thereafter not to be less than 1.5:1 (tested on a quarterly basis);
•	a ratio of consolidated trade receivables to consolidated net borrowing of not less than 0.5:1 prior to December 31, 2007 and not less than 0.75:1 thereafter (tested on a quarterly basis); and
•
a ratio of EBIT to total interest not less than 3:1 until March 31, 2006; not less than 3.5:1 from April 1, 2006 to June 30, 2006; and not less than 4:1 thereafter (tested on a quarterly basis beginning December 31, 2005);

•
a ratio of net borrowings to EBITDA not to exceed 5:1 through December 31, 2006; not less than 4.5:1 from January 1, 2007 to December 31, 2007; not less than 4:1 from January 1, 2008 to December 31, 2008; not less than 3.5:1 from January 1, 2009 to December 31, 2009; and not less than 3:1 thereafter (tested on a quarterly basis beginning December 31, 2006).

In connection with the credit facilities, the company and its subsidiaries entered into an amended security agreement, pursuant to which BoS was granted a security interest in substantially all of their respective assets to secure the company's borrowings under its credit facilities, and a guaranty pursuant to which Simclar Interconnect Technologies, inc. guaranteed the obligations of the company to BoS under the credit facilities. Additionally, the company and Simclar (Mexico) entered into an amended pledge agreement, pursuant to which all of the shares owned by the company in its subsidiaries were pledged as security for the company's obligations to BoS under the credit facilities. Simclar Group Limited has provided a guarantee to BoS in respect of loans advanced to Simclar, Inc. up to a maximum amount of $10,000,000; likewise, Simclar, Inc. has guaranteed certain Simclar Group Limited’s loans from BoS also up to a maximum amount of $10,000,000. In both cases, this maximum amount reduces, subject to certain ratios of borrowings to EBITDA being achieved.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--LONG-TERM DEBT - Continued

In addition, at the time of the SNAI acquisition the company entered into an amended pledge agreement with Bank of Scotland, whereby it pledged the stock of SNAI as additional security for its outstanding term and working capital facilities.

Long-term debt outstanding:

	December 31,
	2005	2004

Term loan	$4,200,000	$5,400,000
Less current portion	1,200,000	1,200,000
	$3,000,000	$4,200,000

Scheduled maturities of long-term debt outstanding at December 31, 2005 are approximately: 2006 - $1,200,000; 2007 - $1,200,000; 2008 - $1,200,000; 2009 - $200,000; 2010 - $200,000; and 2011 - $200,000. Interest payments on all of the above debt amounted to approximately $432,000, $189,000, and $231,000 in 2005, 2004, and 2003 respectively.

On July 15, 2003, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd (“Winsson”). This agreement calls for Winsson to provide to Simclar (Mexico) a 3-year $2,750,000 open line of credit for purchased services and materials. The 3-year open line of credit required a reduction of $250,000 as of July 14, 2004. As this line of credit becomes due in July 2006 the entire balance owed is included in current liabilities within trade accounts payable. The company is currently in negotiations with Winsson to renew and extend the agreement. While the company is confident the parties will reach an agreement, if the parties cannot come to an agreement by the due date the $2,500,000 will remain a trade account payable.

NOTE 5--INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2005	2004	2003
United States income	$1,933,515	$3,269,909	$1,603,477
Foreign income (loss)	285,779	165,712	(139,949)
	$2,219,294	$3,435,621	$1,463,528

Income tax payments were approximately $1,253,000, $754,000, and $333,000 in 2005, 2004, and 2003 respectively.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--INCOME TAXES - Continued

The components of the current net deferred tax asset and long-term net deferred tax liability are as follows:
	December 31,
	2005	2004
Deferred tax asset:
Inventory obsolescence	$710,566	$578,100
Costs capitalized in ending inventory	94,570	84,900
Accrued expenses	88,272	61,300
Other	91,648	71,100
Total current asset	985,056	795,400

Deferred tax asset (liability):
NOL carryforwards	8,307,458	—
Depreciation and amortization	(503,957)	(206,000)
Other	(14,969)	—
Total long-term asset (liability)	6,670,084	(206,000)
Less: valuation allowance	(8,307,458)	—
Net long-term liability	(518,926)	(206,000)
Net deferred tax asset	$466,130	$589,400

During 2005, the company acquired SNAI and the related net operating loss (NOL) carry forwards. At December 31, 2005, SNAI had unused U.S. federal and state net operating loss carry forwards of approximately $7,800,000 and $499,000, respectively, generally expiring from 2022 through 2025.  The NOL carry forwards from the acquisition can only be used to offset future taxable income of SNAI and not taxable income of the consolidated entity. Based on the available evidence at the date of the acquisition and as of December 31, 2005 regarding the likelihood of utilizing these loss carry forwards before the expiration date, a valuation allowance has been provided on the tax benefit associated with these loss carry forwards.

Significant components of the provision (benefit) for income taxes are as follows:
	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$1,008,367	$957,109	$309,994
State and local	154,897	59,991	14,176
Foreign	38,575	54,041	22,707
	1,201,839	1,071,141	346,877
Deferred
Federal	(209,348)	19,791	9,006
State	(23,925)	2,909	1,324
	(233,273)	22,700	10,330
	$968,566	$1,093,841	$357,207

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--INCOME TAXES - Continued

Techdyne (Europe) and Simclar de Mexico, S.A. de C.V. file separate income tax returns in the United Kingdom and Mexico, respectively.

The reconciliation of income tax rates attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense (benefit) is:
	Year Ended December 31,
	2005	2004	2003
Statutory tax rate (34%) applied to income before
income taxes	34.0%	34.0%	34.0%
Increases (reduction) in taxes resulting from:
State income taxes expense net of federal
income tax effect	3.5%	1.2%	0.7%
Tax rate differential relating to tax benefit of
foreign operating income	-2.8%	0.1%	4.8%
Non deductible items	0.8%	0.4%	0.5%
Dividend from non-U.S. subsidiary	5.6%	0.0%	0.0%
Refund of prior U.S. income taxes	0.0%	-1.1%	-5.8%
Settlement of U.S. income taxes	0.0%	-3.8%	-13.7%
Other	2.5%	1.0%	3.8%
	43.6%	31.8%	24.4%

The earnings of the company’s Mexican subsidiary are expected to be permanently reinvested in the operations of that subsidiary.  As such, the company has historically not recorded a deferred tax liability based on the subsidiary’s accumulated undistributed earnings.  However, based on U.S. tax law, there was a deemed distribution during 2005 of all current and accumulated earnings due to a pledge agreement associated with the company’s credit facilities with BoS.  In the future, it is expected that the pledge agreement will be modified and the earnings of the Mexican subsidiary will therefore not be subject to U.S. taxation until distributed.  Therefore, as of December 31, 2005, there were no undistributed earnings due to the deemed distribution in 2005.  Undistributed earnings as of December 31, 2004 amounted to approximately $287,000.

NOTE 6--TRANSACTIONS WITH SIMCLAR GROUP

The company’s parent, Simclar Group, provides certain financial and administrative services to the company under a service agreement. The amount of expenses incurred under the service agreement totaled $415,000, $360,000, and $347,000 in 2005, 2004, and 2003 respectively.

The company has a net payable due to Simclar Group of approximately $1,873,000 at December 31, 2005 compared to a net receivable due from Simclar Group of approximately $2,918,000 and $2,049,000 at December 31, 2004 and 2003, respectively. During 2005 the company accrued financial and administrative expenses under the service agreement with Simclar Group, received net repayments of amounts due from Simclar Group entities, and acquired SNAI and assumed liabilities due to Simclar Group and certain of its subsidiaries as part of the acquisition. The net payable due Simclar Group incurs interest of LIBOR + 1.5%. For additional information related to pledge agreements and guarantees with BoS refer to Note 4.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For 2005 the company had sales with Simclar Corp., an affiliate of Simclar Group based in Kenosha, WI, of approximately $2,633,000 and sales to Simclar Group of approximately $76,000. The company transferred surplus equipment to Simclar China during 2005 for the net book value of approximately $158,000. The company had net receivables from related parties as of December 31, 2005 of approximately $637,000 from Simclar Corp. and approximately $152,000 from Simclar China.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commitments

The company leases several facilities which expire at various dates through 2017 with renewal options for a period of five years at the then fair market rental value. The company’s aggregate lease commitments at December 31, 2005, are approximately: 2006---$726,000, 2007---$526,000, 2008---$510,000, 2009---$510,000, 2010 ---$453,000 and thereafter ---$2,132,000. Total rent expense was approximately $1,045,000, $753,000, and $635,000 for the years ended December 31, 2005, 2004, and 2003 respectively.

Retirement Plan

The company sponsors two 401(k) Profit Sharing Plans covering substantially all of its employees, excluding Techdyne (Europe) and Simclar (Mexico). The plan that covers all locations with the exception of SNAI offers a 50% corporate match based on the first 4% of each employee’s annual earnings contributed to the plan. The discretionary profit sharing and matching expense amounted to approximately $55,000, $73,000, and $59,000 for the years ended December 31, 2005, 2004, and 2003 respectively. The SNAI plan currently does not offer a corporate match.

Contingencies

The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company’s financial position.

NOTE 9--STOCK OPTIONS

On February 27, 1995 the company granted non-qualified stock options, to directors of Simclar and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, the company granted a non-qualified stock option for 10,000 shares which vested immediately, to its general counsel at the same price and terms as the directors’ options. On February 25, 2000, 145,000 of these options were exercised. The company received cash payment of the par value and the balance in three-year promissory notes totaling $207,825 presented in the stockholders’ equity section of the balance sheet, with interest at 6.19%. The notes, which were due in February 2003, were not repaid and, as a result, the related interest receivable was written off in 2002. The related shares were cancelled in 2003.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--STOCK OPTIONS - Continued

In June 1997, the company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, with 320,000 of these options outstanding at December 31, 2001. On June 30, 1999, the company granted 52,000 options exercisable for three years through September 29, 2002 at $4.00 per share with 10,000 options outstanding at December 31, 2001. On August 25, 1999, the company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at December 31, 2001. On December 15, 1999, the company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 8,000 options outstanding at December 31, 2001. On May 24, 2000, the company granted 3,000 options exercisable for three years through May 23, 2003 at $4.00 per share, the options terminated when the employee terminated his employment with the company. On October 16, 2000, the company granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002, but based on the change in control of the company, all options vested on June 27, 2001, and 30,000 options were redeemed for $4,200, 60,000 of these options remained outstanding at December 31, 2002. In 2003 30,000 options were exercised and the remaining expired. There was no option activity in 2004 and 2005.

NOTE 10--QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following summarizes certain quarterly operating data:

	2005				2004
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands except per share data)
Net Sales	$12,356	$13,991	$16,591	$18,276	$11,997	$15,002	$13,233	$13,350
Gross Profit	1,564	1,731	1,819	2,499	1,726	2,450	1,721	1,456
Net Income	292	221	242	496	481	879	486	496

Earnings per share:
Basic & diluted	$0.05	$0.03	$0.04	$0.07	$0.07	$0.14	$0.08	$0.07

NOTE 11--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMER

Summarized financial information for the company’s one reportable segment is shown in the following table:

	Year Ended December 31,
Geographic Area Sales	2005	2004	2003
United States	$60,976,295	$53,551,613	$36,187,105
Mexico	237,959	30,874	—
	$61,214,254	$53,582,487	$36,187,105

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMER - Continued

	Year Ended December 31,
Geographic Area Operating Income (loss)	2005	2004	2003
United States	$2,035,747	$2,988,243	$1,738,623
Mexico	592,197	609,709	28,658
Europe	—	—	(29,844)
	$2,627,944	$3,597,952	$1,737,437

	December 31,
Geographic Area Property, Plant and Equipment (Net)	2005	2004	2003
United States	$5,849,361	$2,750,247	$1,769,191
Mexico	2,219,730	1,258,404	726,277
	$8,069,091	$4,008,651	$2,495,468

Sales to major customer are as follows:
	Year Ended December 31,
	2005	2004	2003
Major Customer
ITW - Food Equipment Group	$10,276,000	$9,023,000	$8,084,000

The loss of or substantially reduced sales to this customer would have an adverse effect on the company’s operations if such sales were not replaced. A significant customer would be any customer who annual sales volume from the company is 10% or more.

NOTE 12--CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

As a result of continuing operating losses, in April 2001 the company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe).

As of February 28, 2002, all remaining net assets and the remaining employee, except the building and land, were transferred to Simclar Group at net book value on that date. These net assets consisted principally of cash, receivables, payables and equipment. The management agreement with Simclar Group was also cancelled. On April 2, 2003, a fire started by vandals destroyed the Techdyne (Europe) building located in Livingston, Scotland. The claims with the insurance companies were settled during the third quarter in the amount of approximately ₤365,000 ($588,000), less demolition expenses. The company realized a net gain on this disposition of approximately ₤34,000 ($56,000).

On October 17, 2003, the company received the net proceeds from the sale of land located in Livingston, Scotland in the amount of approximately ₤115,000 ($192,000). The company realized a net loss on this disposition of approximately ₤5,000 ($9,000). In 2003, the company recognized approximately $171,000 charge for the write-off of accumulated foreign currency translation loss resulting from the substantial liquidation of Techdyne (Europe).

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--ACQUISITION OF AG TECHNOLOGIES, INC.

On July 15, 2003, the company acquired for cash, all of the outstanding stock of AG Technologies, Inc., a privately owned company based in Schaumburg, Illinois. The company name was changed to Simclar (Mexico), Inc. on August 29, 2003. Additional consideration of up to $1,300,000 is payable based on Simclar (Mexico)’s net sales in each of the three years ending July 14, 2004, 2005 and 2006.

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations”. The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. The full amount of the additional consideration of $1,300,000 was earned by June 30, 2005. The additional earn-out for the period July 15, 2003 to July 14, 2004 of $606,432 was recorded in the quarter ended September 30, 2004 and was paid on September 15, 2004. The additional earn-out for the period July 15, 2004 to July 14, 2005 of $693,568 was recorded in the quarter ended June 30, 2005. Of this amount, $145,944 was paid in the three months ended September 30, 2005. $437,832 was paid in the quarter ended December 31, 2005 and $109,792 will be paid in 2006. These additional earn-out amounts have increased the goodwill related to the acquisition of Simclar (Mexico), Inc. to $2,579,118. Results of operations have been included in the company’s consolidated financial statements prospectively from the date of acquisition.

NOTE 14--ACQUISITION OF SIMCLAR (NORTH AMERICA), INC.

On May 19, 2005, the company purchased from Simclar Group all of the outstanding common shares of SNAI, a North Carolina corporation. SNAI is a comprehensive fabricator of sheet metal components and higher level assemblies that operates a 95,000 square foot manufacturing and assembly facility in Winterville, North Carolina. This acquisition allows the company to expand its product offerings in the Northeast and Midwest U.S. for fabricated sheet metal and higher level assemblies.

The acquisition had an effective date for accounting purposes of May 1, 2005. The purchase price was $37,000, representing the book value of the assets, less liabilities, of SNAI at March 31, 2005. The purchase price was settled by decreasing the outstanding intercompany receivable from Simclar Group to the company by the amount of the purchase price, and accordingly does not affect the company's investing activities in the cash flow statement.

Simultaneous with the acquisition, the company entered into an amended pledge agreement with Bank of Scotland, whereby it pledged the stock of SNAI as additional security for its outstanding term and working capital facilities.

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations." Cash received as part of the acquisition was $347,645 and is included within current assets in the table below. The remaining net liabilities assumed of $310,645 include a $4,014,000 liability reflecting an intercompany payable from SNAI to Simclar Group and certain of its subsidiaries. The net liabilities of $310,645 were allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded a $52,207 intangible asset for the customer list of SNAI acquired as part of the acquisition. This will be amortized over a period of 60 months, representing the company's best estimate of the asset's useful life. As of December 31, 2005, SNAI has a potential contingent liability for lease dilapidation costs which is not determinable. The company has been indemnified by Simclar Group against any excess in cost over and above the current provision as part of the sale and purchase agreement, and therefore there is no risk to the company for such costs.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--ACQUISITION OF SIMCLAR (NORTH AMERICA), INC. - Continued

During the allocation period from the date of the acquisition, sufficient information became available to properly estimate and record deferred tax assets and liabilities. In the fourth quarter, management was able to estimate the effects of realizable deferred tax amounts which resulted in the recognition of a current deferred tax asset of $38,765 and a long-term deferred tax liability of $422,590 for a net deferred tax liability of $383,825. Based on the purchase price, this resulted in excess amounts paid over the fair-value of net assets acquired. Therefore, goodwill in the amount of $383,825 was recorded in relation to the acquisition.

The purchase price allocation is as follows:

Current assets	$1,581,590
Equipment	3,792,627
Goodwill	383,825
Intangibles	52,207
Deferred tax asset	38,765
Total assets acquired	$5,849,015

Current liabilities	$1,375,292
Long-term debt
Amount due major stockholder, net	4,014,132
Deferred tax liability	422,590
Total liabilities	$5,812,015
Net assets acquired	$37,000

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. The following table summarizes selected unaudited pro forma financial information for years ended December 31, 2005 and 2004, respectively, as if SNAI had been acquired at the beginning of 2005 and 2004. The unaudited pro forma financial information includes adjustments for intercompany transactions.

	Year Ended December 31,
	2005	2004
Pro forma sales	$64,319,803	$59,028,189

Pro forma net income	$1,331,052	$1,648,856
Pro forma earnings per share:
Basic and diluted	$0.21	$0.26

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

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—SUBSEQUENT EVENTS

On February 24, 2006, the company and Simclar Interconnect Technologies, Inc., its newly-formed wholly owned subsidiary ("Simclar IT") purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc. ("Litton"), a subsidiary of Northrop Grumman Corporation, for $16 million in cash (subject to certain purchase price adjustments) and the assumption of certain liabilities (the "Acquisition"). At the same time, Simclar Group Limited also acquired from Litton Systems International, Inc. and Litton U.K. Ltd. all of the share equity of Litton Electronics (Suzhou) Co. Ltd., a subsidiary organized in China, and certain assets of the Interconnect Technologies Division assembly business in the U.K., respectively, through its subsidiary Simclar Interconnect Technologies Limited.

In connection with the Acquisition, the company and Simclar IT entered into an occupancy agreement pursuant to which Simclar IT will occupy space in Litton's Springfield, Missouri facility for a period of up to twelve months, and a transition services agreement pursuant to which Litton will provide certain administrative services to the company and Simclar IT to support its operations during the occupancy period.

The company financed the purchase of the assets under its recently amended term loan facility with the BoS. Of the $16 million borrowed under the amended facility, $13 million of the principal will be repayable in quarterly installments commencing December 31, 2006 and through December 31, 2012. Interest on this portion of the borrowings will be payable quarterly at one, three or six month LIBOR (as elected by the company) plus 2.5%. The $3 million balance of the borrowings under the amended facility will be repayable in one lump sum on December 31, 2010. Interest on this portion of the borrowings will be payable quarterly at one, three or six month LIBOR (as elected by the company) plus 3.5%. In addition, there is a redemption fee of $400,000 payable on December 31, 2010.

In connection with the loan, the company, Simclar IT and other subsidiaries entered into an amended security agreement, pursuant to which BoS was granted a security interest in substantially all of their respective assets to secure the company's borrowings under its credit facilities, and a guaranty pursuant to which Simclar IT guarantied the obligations of the company to BoS under the credit facilities. Additionally, the company and Simclar (Mexico), Inc. entered into an amended pledge agreement, pursuant to which all of the shares owned by the company in its subsidiaries were pledged as security for the company's obligations to BoS under the credit facilities.

SIMCLAR, INC. AND SUBSIDIARIES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT
ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders
Simclar, Inc. and Subsidiaries
Hialeah, FL

We have audited the consolidated financial statements of Simclar, Inc and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for the three years ended December 31, 2005. Our audits also included the accompanying consolidated financial statement schedule of the Company. This consolidated financial statement schedule is the responsibility of management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ BATTELLE & BATTELLE LLP

Battelle & Battelle LLP
Dayton, Ohio
March 29, 2006

S-1

SIMCLAR, INC. AND SUBSIDIARIES

A. Schedule II - Valuation and Qualifying Accounts
Simclar, Inc. and Subsidiaries
December 31, 2005

COL. A	COL. B	COL. C	COL. D	COL. E		COL. F
			Additions
	Balance at		(Deductions)	Other Changes		Balance
	Beginning		Charged (Credited) to	Add (Deduct)		at End of
Classification	of Period	Acquisition	Costs and Expenses	Describe		Period
YEAR ENDED DECEMBER 31, 2005:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts	$182,000	$27,000(4)	$55,000	$(29,000)		$235,000
Reserve for inventory obsolescence	1,481,000	30,000(4)	469,000	(158,000)		1,822,000
	$1,663,000	$57,000(4)	$524,000	$(187,000)		$2,057,000

YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts	$279,000		$35,000	$(132,000)	(1)	$182,000
Reserve for inventory obsolescence	1,421,000		382,000	(322,000)	(2)	1,481,000
	$1,700,000	$—	$417,000	$(454,000)		$1,663,000
YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts	$244,000	$35,000(3)	$—	—		$279,000
Reserve for inventory obsolescence	1,115,000	332,000(3)	107,000	(133,000)	(2)	1,421,000
	$1,359,000	$367,000(3)	$107,000	$(133,000)		$1,700,000

(1) Uncollectible accounts written off, net of recoveries
(2) Net write-offs against inventory reserves
(3) Acquisition of AG Technologies, Inc.
(4) Acquisition of Simclar (North America), Inc.

S-2