Form 10-Q
period 2006-03-31
SIMCLAR INC
filed 2006-05-15
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-14659

SIMCLAR, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1709103
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2230 West 77th Street, Hialeah, FL	33016
(Address of principal executive offices)	(Zip Code)

(305) 556-9210
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $.01 par value per share	6,465,345 shares

SIMCLAR, INC.

Form 10-Q

For the quarter ended March 31, 2006

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
1) Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	3
2) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2006 and March 31, 2005	5
3) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006 and March 31, 2005	6
4) Notes to Consolidated Financial Statements as of March 31, 2006 (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II -- OTHER INFORMATION
Item 6. Exhibits	23
Signatures	23

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005 (A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$727,478	$833,703
Accounts receivable, less allowances of $233,000 and $235,000 at March 31, 2006 and December 31, 2005 respectively	18,915,402	9,407,635
Inventories, less allowances for obsolescence of $1,855,000 at March 31, 2006 and $1,822,000 at December 31, 2005	18,407,678	12,006,627
Prepaid expenses and other current assets	549,429	357,703
Deferred income taxes	985,056	985,056
Total current assets	39,585,043	23,590,724

Property and equipment:
Land and improvements	547,511	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	13,373,535	10,944,591
Tools and dies	356,243	331,244
Leasehold improvements	493,896	493,694
Construction in progress	519,254	519,254
Total property and equipment	16,526,343	14,072,198
Less accumulated depreciation and amortization	6,200,496	6,003,107
Net property and equipment	10,325,847	8,069,090

Deferred expenses and other assets, net	447,005	61,398
Goodwill	9,856,041	5,917,938
Intangible assets, net	1,088,080	60,996
TOTAL ASSETS	$61,302,016	$37,700,147

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 31, 2006.

Continued

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31,	December 31,
	2006	2005 (A)
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$5,189,369	$4,990,395
Accounts payable	14,715,773	8,793,877
Accrued expenses	1,565,966	1,379,763
Accrued income taxes	867,173	552,419
Amounts payable to major stockholder, net	2,032,019	1,873,463
Current portion of long-term debt	2,200,000	1,200,000
Total current liabilities	26,570,300	18,789,917
Long-term debt	17,700,000	3,000,000
Deferred income taxes	518,926	518,926
Other long term liabilities	400,000	—
Total liabilities	45,189,226	22,308,843
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,465,345 shares at March 31, 2006 and December 31, 2005	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	4,563,900	3,843,966
Accumulated other comprehensive income	38,150	36,598
Total stockholders' equity	16,112,790	15,391,304
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,302,016	$37,700,147

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 31, 2006.

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005

Sales	$21,945,161	$12,356,600
Cost of goods sold	18,766,218	10,791,928
Gross Margin	3,178,943	1,564,672

Selling, general and administrative expenses	1,653,614	1,018,461
Income from operations	1,525,329	546,211

Interest expense	286,610	77,542
Other expense/(income)	11,673	(11,126)

Income before income taxes	1,227,046	479,795

Income tax provision	507,112	187,121

Net income	$719,934	$292,674

Earnings per share:
Basic & diluted	$0.11	$0.05

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$719,934	$292,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	365,442	216,124
Deferred expenses and other assets	(385,606)	1,092
Provision for inventory obsolescence	86,805	72,856
Other liabilities	400,000	—
Gain on disposal of property & equipment	(3,238)	—
Changes relating to operating activities, net of acquisitions:
Accounts receivable	(1,268,084)	1,289,198
Amounts receivable from / payable to major stockholder, net	158,556	(31,412)
Inventories	(1,722,424)	187,366
Prepaid expenses and other current assets	(191,726)	(20,378)
Accounts payable	1,760,399	(620,281)
Accrued expenses	(7,665)	56,758
Income taxes payable	314,754	(560,797)
Net cash provided by operating activities	227,147	883,200

Investing activities:
Additions to property and equipment, net of minor disposals	(75,352)	(922,924)
Proceeds from sale of property and equipment	18,500	—
Acquisition of subsidiaries, net of cash acquired Simclar (Mexico), Inc.	(54,896)	—
Litton	(16,122,149)	—
Net cash used in investing activities	(16,233,897)	(922,924)

Financing activities:
Borrowing on bank line of credit	198,974	520,000
Proceeds from long-term borrowings	16,000,000	—
Payments on long-term bank borrowings	(300,000)	(300,000)
Net cash provided by financing activities	15,898,974	220,000

Effect of exchange rate fluctuations on cash	1,551	1,265

Net change in cash and cash equivalents	(106,225)	181,541
Cash and cash equivalents at beginning of period	833,703	280,015
Cash and cash equivalents at end of period	$727,478	$461,556

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Simclar, Inc. ("Simclar") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar Mexico"), Simclar (North America), Inc. (“SNAI”), Simclar Interconnect Technologies, Inc. (“SIT”), and Techdyne (Europe) Limited ("Techdyne(Europe)") collectively referred to as the "company." All material inter-company accounts and transactions have been eliminated in consolidation. The company is a 73.4% owned subsidiary of Simclar Group Limited ("Simclar Group"), a company incorporated in the United Kingdom.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

NOTE 2 - Recently Issued Accounting Pronouncements

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2005 for relevant accounting pronouncements adopted as of January 1, 2006. The adoption of those accounting pronouncements did not have a material effect on the company’s consolidated results of operations, financial position and cash flows. The company has reviewed all recently issued accounting pronouncements up to the time of filing and has determined that there are no new pronouncements that will have a material impact on the company’s consolidated financial statements.

NOTE 3 - Inventories

Inventories net of allowance for obsolescence are comprised of the following:

	March 31,	December 31,
	2006	2005
Raw materials and supplies	$14,668,282	$9,167,103
Work in process	2,062,087	1,794,401
Finished goods	1,677,309	1,045,123
	$18,407,678	$12,006,627

NOTE 4 - Earnings per share

Following is a reconciliation of amounts used in the basic and diluted computations:

	Three Months Ended
	March 31,
	2006	2005

Net income	$719,934	$292,674
Weighted average number of shares of common stock outstanding	6,465,345	6,465,345
Earnings per share:
Basic & diluted	$0.11	$0.05

There were no potentially dilutive securities for the three months ended March 31, 2006 or for the same period of the preceding year.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Comprehensive Income

The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

Below is a detail of comprehensive income for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005

Net Income	$719,934	$292,674
Foreign currency translation income	1,552	1,265
Comprehensive income	$721,486	$293,939

NOTE 6 - Long Term Debt

On February 24, 2006, the company drew down the available Tranches C and D from the credit facility with the Bank of Scotland (“BoS”) to finance the acquisition of Litton (see Note 12).

Of the $16 million borrowed under the facility, $13 million of the principal will be repayable in quarterly installments commencing December 31, 2006 and through December 31, 2012. Interest on this portion of the borrowings is payable quarterly at one, three or six month LIBOR (as elected by the company) plus 2.5%. The $3 million balance of the borrowings under the facility will be repayable in one lump sum on December 31, 2010. Interest on this portion of the borrowings is payable quarterly at one, three or six month LIBOR (as elected by the company) plus 3.5%. In addition, there is a redemption fee of $400,000 payable on December 31, 2010 which has been accrued and is being amortized on a straight-line basis.

In connection with the loans from BoS, the company, SIT and other subsidiaries entered into an amended security agreement, pursuant to which BoS was granted a security interest in substantially all of their respective assets to secure the company's borrowings under its credit facilities, and a guaranty pursuant to which SIT guarantied the obligations of the company to BoS under the credit facilities.

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

Cash payments of interest were approximately $249,000 for the three months ended March 31, 2006 compared with approximately $59,000 for the same period in 2005.

NOTE 7 - Amounts Due to Major Stockholder and Other Related Party Transactions

The company had a net payable due to its parent, Simclar Group and certain of its subsidiaries of approximately $2,032,000 at March 31, 2006 and approximately $1,873,000 as of December 31, 2005.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in March 2006, SIT pays a monthly management charge to Simclar Interconnect Technologies Ltd. based on 2% of sales. The charge for the month of March was approximately $106,000.

During the three months ended March 31, 2006 the company sold goods with an approximate value of $517,000 to Simclar International Corporation, a related party to Simclar Group.

In connection with the acquisition of Litton, Simclar Group has provided a guarantee to BoS in respect of loans advanced to Simclar up to a maximum amount of $10,000,000; likewise, Simclar has guaranteed certain Simclar Group’s loans from BoS also up to a maximum amount of $10,000,000. In both cases this maximum amount reduces, subject to certain ratios of borrowing to EBITDA being achieved.

Note 8 - Income Taxes

The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The company had approximately $507,000 income tax expense for the three months ended March 31, 2006, and approximately $187,000 income tax expense for the three months ended March 31, 2005.

Income tax payments amounted to approximately $150,000 in the three months ended March 31, 2006 and approximately $748,000 in the same period of the preceding year.

NOTE 9 - Commitments and Contingencies

The company leases several facilities which expire at various dates through 2010 with renewal options for periods of up to five years at the then fair market rental value. The company sponsors two 401(k) profit sharing plans covering substantially all of its employees, excluding Techdyne (Europe) and Simclar Mexico. The plan that covers all locations, with the exception of SNAI, offers a 50% corporate match based on the first 4% of each employee’s annual earnings contributed to the plan.

The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company's financial position.

NOTE 10 - Acquisition of AG Technologies, Inc.

On July 15, 2003, the company acquired for cash, all of the outstanding stock of AG Technologies, Inc., a privately owned company based in Schaumburg, Illinois. The company name was changed to Simclar (Mexico), Inc. on August 29, 2003. Additional consideration of up to $1,300,000 is payable based on Simclar Mexico’s net sales in each of the three years ending July 14, 2004, 2005 and 2006.

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations”. The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. The full amount of the additional consideration of $1,300,000 was earned by June 30, 2005. The additional earn-out for the period July 15, 2003 to July 14, 2004 of $606,432 was recorded in the quarter ended September 30, 2004 and was paid on September 15, 2004. The additional earn-out for the period July 15, 2004 to July 14, 2005 of $693,568 was recorded in the quarter ended June 30, 2005. Of this amount, $145,944 was paid in the three months ended September 30, 2005, $437,832 was paid in the quarter ended December 31, 2005, $54,896 was paid in the quarter ended March 31, 2006 and $54,896 remains to be paid. These additional earn-out amounts have increased the goodwill related to the acquisition of Simclar (Mexico), Inc. to $2,594,868. Results of operations have been included in the company’s consolidated financial statements prospectively from the date of acquisition.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Acquisition Of Simclar (North America), Inc.

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

Simultaneous with the acquisition, the company entered into an amended pledge agreement with BoS, whereby it pledged the stock of SNAI as additional security for its outstanding term loan and working capital facilities.

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". Cash received as part of the acquisition was $347,645 and is included within current assets in the table below. The remaining net liabilities assumed of $310,645 include a $4,014,000 liability reflecting an intercompany payable from SNAI to Simclar Group and certain of its subsidiaries. The net liabilities of $310,645 were allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded a $52,207 intangible asset for the customer list of SNAI acquired as part of the acquisition. This will be amortized over a period of 60 months, representing the company's best estimate of the asset's useful life. As of March 31, 2006, SNAI has a potential contingent liability for lease dilapidation costs which is not determinable. The company has been indemnified by Simclar Group against any excess in cost over and above the current provision as part of the sale and purchase agreement, and therefore there is no risk to the company for such costs.

During the allocation period from the date of the acquisition, sufficient information became available to properly estimate and record deferred tax assets and liabilities. In the fourth quarter of 2005, management was able to estimate the effects of realizable deferred tax amounts which resulted in the recognition of a current deferred tax asset of $38,765 and a long-term deferred tax liability of $422,590 for a net deferred tax liability of $383,825. Based on the purchase price, this resulted in excess amounts paid over the fair-value of net assets acquired. Therefore, goodwill in the amount of $383,825 was recorded in relation to the acquisition.

The purchase price allocation is as follows:

Current assets	$1,581,590
Equipment	3,792,627
Goodwill	383,825
Intangibles	52,207
Deferred tax asset	38,765
Total assets acquired	$5,849,015

Current liabilities	$1,375,292
Long-term debt
Amount due major stockholder, net	4,014,132
Deferred tax liability	422,590
Total liabilities assumed	$5,812,015
Net assets acquired	$37,000

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. Refer to Note 13 for a summary of selected unaudited pro forma financial information for the three months ended March 31, 2006 and 2005, respectively, as if SNAI had been acquired at the beginning of 2005.

NOTE 12 - Acquisition of Litton Interconnect Technologies Assets

On February 24, 2006, the company and SIT, its newly-formed wholly owned subsidiary, purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc. ("Litton"), a subsidiary of Northrop Grumman Corporation, for $16 million in cash (subject to certain purchase price adjustments) and the assumption of certain liabilities. At the same time, Simclar Group Limited also acquired from Litton Systems International, Inc. and Litton U.K. Ltd. all of the share equity of Litton Electronics (Suzhou) Co. Ltd., a subsidiary organized in China, and certain assets of the Interconnect Technologies Division assembly business in the U.K., respectively, through its subsidiary Simclar Interconnect Technologies Limited.

In connection with the acquisition, the company and SIT entered into an occupancy agreement pursuant to which SIT will occupy space in Litton's Springfield, Missouri facility for a period of up to twelve months, and a transition services agreement pursuant to which Litton will provide certain administrative services to the company and SIT to support its operations during the occupancy period.

The company financed the purchase of the assets under its recently amended term loan facility with BoS. Refer to Note 6 for further details of the financing arrangement.

The acquisition was accounted for by the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price and direct expenses incurred were allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Such allocations are preliminary and subject to change due to potential purchase price adjustments. The company recorded goodwill of approximately $3,938,103 and a $1,050,000 intangible asset for the customer relationships and a non-compete agreement with Litton Systems, Inc. Goodwill will be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test. Intangible assets have been valued using a fair-value-based test and will be amortized on a straight-line basis over the estimated useful lives.

Current Assets	$13,005,115
Equipment	2,539,195
Intangible assets	1,050,000
Goodwill	3,938,103
Total assets acquired	$20,532,413

Current liabilities	$4,410,264

Net Assets Acquired	$16,122,149

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. Refer to Note 13 for a summary of selected unaudited pro forma financial information for the three months ended March 31, 2006 and 2005, respectively, as if Litton had been acquired at the beginning of 2005.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Pro Forma Financial Information (Unaudited)

The following table provides selected unaudited pro forma financial information for the three-month periods ended March 31, 2006 and 2005 as if Litton and SNAI had been acquired at the beginning of 2006 and 2005 respectively. The unaudited pro forma financial information includes adjustments for intercompany transactions.

	Three Months Ended March 31,
	2006	2005

Pro forma sales	$31,500,000	$27,800,000

Pro forma net income	$1,400,000	$400,000
Pro forma earnings per share:
Basic and diluted	$0.22	$0.06

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Simclar, Inc. is a Florida corporation with four wholly owned subsidiaries - Simclar (Mexico), Inc. , Techdyne (Europe) limited, Simclar (North America), Inc. , and Simclar Interconnect Technologies, Inc. Collectively, these entities are referred to as the “company.” On February 24, 2006, Simclar and SIT purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for $16 million in cash (subject to certain purchase price adjustments) and the assumption of certain liabilities (see Note 11 in the Notes to Consolidated Financial Statements). All material intercompany accounts and transactions have been eliminated in consolidation. The company is 73.4% owned subsidiary of Simclar Group Limited, a company incorporated in the United Kingdom.

We strive to build on our integrated manufacturing capabilities, final system assemblies and testing. The combination of our advanced backplane interconnect solutions with our capabilities to supply printed circuit board assemblies, metal fabrication, cabling solutions and higher level assemblies provide a valuable one-stop-shop for OEM system design and integration needs. In addition, vertical integration provides us with greater control over quality, delivery and cost. Our products are manufactured to customer specifications for OEM’s in a variety of markets including the data processing, telecommunications, instrumentation, and food preparation equipment industries. The company has five manufacturing plants and two sales offices and has approximately 950 employees.

In the three months ended March 31, 2006 the company experienced growth in sales and profits through acquisition and organic growth through existing customers and facilities. The following overview comments are discussed in further detail throughout this item 2:

•	Revenues grew by 78% for the three months ended March 31, 2006 compared to the same period in 2005; 26% growth was from existing customers and facilities while 52% was through acquisitions;
•
Gross margin increased by approximately $1,614,000 for the three months ended March 31, 2006 compared to the same period in 2005; the improved gross margin is attributed to higher revenues as mentioned above and improved labor content through higher production in our Mexican facility;

•	Net income was approximately $720,000 for the three months ended March 31, 2006 compared to approximately $293,000 for the three months ended March 31, 2005.

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

Our lease on the Round Rock, TX facility is due to expire on May 31, 2006. Management has chosen not to renew that lease and we have moved all customer orders to other Simclar facilities. We will continue to have a sales office in the greater Austin, TX area but with substantially fewer employees and reduced costs. We do not anticipate any loss of customers or sales as a result of this action; however, we do expect a cost savings. We do not anticipate any material negative affects as a result of this move.

Key Financial Performance Measures

We manage and assess the performance of our business primarily through the following measures:

•	Orders booked and backlog - the ratio of orders booked to sales is reviewed on a monthly basis for each of the company's five manufacturing plants.

•	Sales - monthly sales for each plant are compared against budget and the same month in the previous year.

•	Gross margin - the gross margin achieved by each plant each month is compared against budget and the same month in the previous year.

•	Selling, general and administrative expenses - the ratio of these expenses as a percentage of sales for each plant each month compared against budget.

•	Working capital - movements in the balance sheet amounts of inventory, accounts receivable and accounts payable for each plant are reviewed on a monthly basis.

•	Bank borrowings - movements in the company's working capital facility with the bank are reviewed on a weekly basis.

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

Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the potential effects of a loss of on or more key customers, covenants contained in our bank loan agreements, competition in the electronics manufacturing services industry, the cyclical nature of our business, the lack of long-term agreements with our customers, shortages of and price increases in the components of devices we manufacture, our ability to keep up with technological changes in our industry, changes in interest rates, changes in cash flows from operations, and other risks, uncertainties and factors described in our most recent Annual Report on Form 10-K and other filings from time to time with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Results of Operations - Three Months Ended March 31, 2006

Net Sales
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$21,945	$12,357

The increase in first quarter 2006 sales of approximately $9.6 million over the same period in 2005 is largely attributed to SNAI sales of $1.1 million and SIT sales of approximately $5.3 million, with the balance of the increase of approximately $3.2 million being a result of organic growth, particularly in our plants in Mexico and Florida.

Gross Profit
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Gross profit	$3,179	$1,565
Gross profit margin	14.5%	12.7%

Gross profit increased by approximately $1.6 million for the three months ended March 31, 2006 compared to the same period in 2005. Gross profit benefited by higher sales volumes as discussed above and gross profit margin that increased from 12.7% for the three months ended March 31, 2005 to 14.5% for the three months ended March 31, 2006. The largest influence on our gross margin percentage is material costs and product mix. Material costs as a percentage of sales increased from 63% for the three months ended March 31, 2005 compared to 66% for the same period in 2006. This was offset by increased production volumes in our Mexico facility and other cost measures which reduced labor content from 20% for the three months ended March 31, 2005 to 14% for the same period in 2006. The overhead component for cost of goods sold was approximately 5% for the three months ended March 31, 2005 and 2006.

Selling, General, and Administrative Expenses
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Selling, general, and administrative expenses	$1,654	$1,018
As a percent of sales	7.5%	8.2%

Selling, general, and administrative expenses increased by approximately $636,000 for the three months ended March 31, 2006 compared to the same period in 2005. The increase is primarily due to the addition of SNAI and SIT. The decrease in these expenses as a percent of sales reflects the fixed nature of certain of the costs included therein.

Interest Expense
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Interest expense	$287	$78
As a percent of sales	1.3%	0.6%

Several factors have affected interest expense, including increased borrowing attributed to the acquisition of Litton, capital investment to expand production capabilities in our Mexican facilities, and increased interest rates.

Average debt levels for the three month period ended March 31, 2006 and same period for 2005 were approximately $14.6 million and approximately $8.5 million respectively.

Average interest rates in the quarter ended March 31, 2006 were 7.85% compared to 3.65% for the quarter ended March 31, 2005.

Income Before Income Taxes
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Income before income taxes	$1,227	$480
As a percent of sales	5.6%	3.9%

The increase in income before taxes of approximately $747,000 is directly attributable to higher sales, an improved gross profit margin, and a focus on controlling other costs. SNAI has incurred losses of approximately $357,000 in the three months ended March 31, 2006. However, order backlog has begun to strengthen and we anticipate the SNAI operations should return to profit in the third quarter of this year. We will continue to monitor the situation closely.

Income Tax Expense
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Income Tax Expense	$507	$187
Effective Income Tax Rate	41%	39%

Income tax expense for the first three months of 2006 was approximately $320,000 higher than for the same period of 2005. This is primarily attributed to higher taxable income as discussed in other comments within item 2.

Liquidity and Capital Resources at March 31, 2006

Cash and Cash Equivalents
(dollars in thousands)

	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$727	$834

Cash and cash equivalents were approximately $727,000 as of March 31, 2006 compared to approximately $834,000 as of December 31, 2005. Excess liquid funds are invested in short-term interest-bearing accounts at financial institutions.

Net Cash Provided from Operating Activities
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Net cash provided from operating activities	$246	$883

Net cash provided by operating activities for the three months ended March 31, 2006 was approximately $246,000 compared to approximately $883,000 for the same period last year. Net income adjusted for depreciation and taxes accrued was approximately $1.4 million compared to a negative $52,000 last year; however, net working capital increased by approximately $1.2 million compared to a decrease in net working capital of approximately $856,000 last year.

Accounts Receivable
(dollars in thousands)

	March 31,	December 31,
	2006	2005

Accounts receivable	$18,915	$9,408

Average days sales outstanding	54.0	55.3

Accounts receivable as of March 31, 2006 increased by approximately $9.5 million compared to December 31, 2005. Approximately $8.2 million of the increase was a result of the acquisition of Litton. The balance of the increase of approximately $1.2 million was due to higher sales in the first quarter of 2006 compared to the final quarter of 2005. The average days sales outstanding were 54.0 days at March 31, 2006 compared to 55.3 days at December 31, 2005.

Inventory
(dollars in thousands)

	March 31,	December 31,
	2006	2005

Inventory	$18,408	$12,006

Average inventory turnover	5.4	4.4

Inventory as of March 31, 2006 increased by approximately $6.4 million compared to December 31, 2005. Approximately $4.8 million of the increase was as result of the acquisition of Litton. The balance of the increase of $1.65 million was due to a build up in inventory attributed to new customers and delays by several customers in taking orders. The average inventory turnover was 5.4 in the three months to March 31, 2006 compared to 4.4 in the year to December 31, 2005. The company continues to seek improvements in inventory turnover through smaller order quantities and vendor managed inventories.

Cash Used in Investing Activities
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash used in investing activities	$16,234	$923

Investing activities for the three months ended March 31, 2006 included approximately $75,000 for equipment purchases, approximately $19,000 income for equipment sold, approximately $55,000 for payments for additional earn-out amounts related to the Simclar (Mexico) acquisition, and approximately $16.1 million related to the Litton acquisition. This compares to approximately $923,000 invested in equipment for the same period in 2005.

Cash Provided by Financing Activities
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash provided by financing activities	$15,899	$220

Financing activities for the three months ended March 31, 2006 included a term loan repayment of $300,000, an increase in the amount borrowed on our lines of credit of approximately $199,000, and the $16 million increase in our long term credit facility to fund the Litton acquisition. This is compared to a $300,000 term loan repayment and approximately $520,000 borrowed on our line of credit in the same period in 2005.

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at March 31, 2006
Simclar, Inc.	Working capital	$5,000,000	$4,990,850
Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$21,650,000	$19,900,000
Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$198,519

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at March 31, 2006 was 6.13% based on the three month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 3.5%. The interest rate in effect for tranches A and B at March 31, 2006 was 6.13% based on the three month election. The interest rate in effect at March 31, 2006 for tranche C was 7.11% and for tranche D was 8.11% based on the one month election. The term loan is divided into four tranches, each with its own specific purpose and repayment schedule as shown in the following table:

Tranche	Original Amount	Purpose	Payments

A	$4,250,000	Refinance existing facilities	Seventeen quarterly payments of $250,000 beginning October 2004 through October 2008
B	$1,400,000	Dayton property acquisition	Twenty-eight quarterly payments of $50,000 beginning January 2005 through October 2011
C	$13,000,000	Acquisition of certain assets of the Litton Interconnect Technologies assembly operations
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

•	incurring, assuming, guaranteeing, or remaining liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements;
•	undertaking any capital expenditures in excess of $1,000,000 of the relevant estimates in the aggregate budget approved by BoS;
•	effecting any changes in ownership of our company;
•	making any material change in any of our business objectives, purposes, operation or taxes; and
•	incurring any material adverse event in business conditions as defined by BoS.

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

The only off-balance sheet financing arrangements with related or unrelated parties would be a guarantee provided by Simclar Group to BoS in respect of loans advanced to Simclar, Inc. up to a maximum amount of $10,000,000; likewise, Simclar, Inc. has guaranteed certain Simclar Group’s loans from BoS also up to a maximum amount of $10,000,000. In both cases this maximum amount reduces subject to certain ratios of borrowing to EBITDA being achieved.

In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at March 31, 2006 (dollars in thousands):

	Total	Less than	1-3	4-5	Over 5
	Amounts	1 Year	Years	Years	Years
Long-term debt with interest	$24,016	$3,290	$7,827	$7,736	$5,163
Operating leases	4,644	592	1,031	916	2,105
Bank line of credit with interest	5,486	5,486	—	—	—

Total commitments	$34,146	$9,368	$8,858	$8,652	$7,268

The company’s near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and meeting the company’s required bank debt obligations. We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility is sufficient to fund our operating, investing, and financing activities.

Critical Accounting Policies

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2005. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these accounting policies during the three months ended March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term interest-bearing accounts at financial institutions in which we had excess cash invested in interest bearing accounts at March 31, 2006.

Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $25,089,000 at March 31, 2006.

We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our quarter-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our quarter-end variable rate debt would result in a negative impact of approximately $62,000 on our quarterly results of operations.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Desciption
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Items 1, 1A, 2, 3, 4, and 5 are not applicable and have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMCLAR, INC.

Date:	By:	/s/ Barry J. Pardon
Barry J. Pardon, President

Dated: May 15, 2006	By:	/s/ Marshall W. Griffin, Jr.
Marshall W. Griffin, Jr. Chief Financial Officer