Form 10-K/A
period 2005-12-31
SIMCLAR INC
filed 2006-10-27
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-13924

SIMCLAR, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-1709103
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2230 W. 77th Street
Hialeah, Florida 33016
(Address of principal executive offices,
including zip code)

(305) 556-9210
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [✓]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [✓]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [✓] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [✓]

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $5,538,027 on June 30, 2005.

As of March 31, 2006, the Company had issued and outstanding 6,465,345 shares of its common stock.

Documents Incorporated By Reference

Portions of our Information Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

Explanatory Note

Simclar, Inc (“the company”) is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2005 (the “Amendment”), which was originally filed on March 30, 2006. This Amendment is being filed to restate the company’s consolidated financial statements for the year ended December 31, 2005, which were misstated, resulting in overstated sales, understated cost of sales, overstated receivables, understated inventories, understated payables, and overstated net income. This misstatement was discovered by management in the course of preparing the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and relates to accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s consolidated subsidiary, Simclar (Mexico), Inc. The company has therefore decided to restate its 2005 consolidated financial statements to correct these misstatements. Adjustments are made to correct: (a) overstatements of sales ($208,758), receivables ($208,758), and accrued expenses ($180,549); (b) understatements of cost of sales ($265,774), inventories ($218,834), and payables ($521,633); and (c) the overstatement of net income ($303,700), for the year ended December 31, 2005. Please refer to Note 2 to the accompanying consolidated financial statements and Item 7 of this Amendment for additional information.

This Amendment amends (i) Part II, Item 6 - Selected Financial Data; (ii) Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8 - Financial Statements and Supplementary Data ; (iv) Part II, Item 9A - Controls and Procedures to report management’s assessment of the company’s disclosure controls as of the date of the filing of this Amendment; and (v) the certifications required under Rules 13a-15 and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) so that they can be dated as of a current date as required by Rule 12b-15 of the Exchange Act.

This Amendment does not reflect events occurring after March 30, 2006, the date that the company filed its original Annual Report on Form 10-K for the year ended December 31, 2005, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2005 Annual Report on Form 10-K.

PART II

 Item 6. Selected Financial Data

See the “Explanatory Note” to this Amendment No. 1 to our Annual Report on Form 10-K/A and Note 2 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements as of December 31, 2005. The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

Consolidated Statements of Operations Data
(in thousands except per share amounts)

	Years Ended December 31,
	2005 (As Restated) (1)(2)	2004	2003(3)	2002	2001
Revenues	$61,005	$53,582	$36,187	$33,692	$37,042
Net income (loss)	947	2,342	1,106	1,390	(2,806)
Earnings (loss) per share:
Basic and diluted	$.15	$.36	$.17	$.21	$(.43)

Consolidated Balance Sheet Data
(in thousands)

	December 31,
	2005 (As Restated) (1)(2)	2004	2003 (3)	2002	2001
Working capital	$4,470	$12,137	$11,804	$10,018	$8,859
Total assets	37,710	32,580	25,674	22,168	21,209
Long-term debt	3,000	6,700	6,500	5,315	6,371
Total Liabilities	22,650	18,462	13,913	11,797	12,230
Stockholders’ equity	15,060	14,119	11,761	10,371	8,979

(1)	See Note 2, “RESTATEMENT OF FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements.

(2)	The 2005 financial data reflects the acquisition of Simclar (North America), Inc.

(3)	The 2003 financial data reflects the acquisition of AG Technologies, Inc. (Simclar (Mexico), Inc.).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of 2005 Consolidated Financial Statements

On August 23, 2006, management concluded that the company’s consolidated financial statements for the year ended December 31, 2005 were misstated, resulting in overstated sales, understated cost of sales, overstated receivables, understated inventories, understated payables, and overstated net income.  This misstatement was discovered by management in the course of preparing the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and relates to accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s subsidiary, Simclar (Mexico), Inc. Adjustments are made to reduce: (a) the overstatements of sales and receivables; (b) the understatements of cost of sales, inventories, and payables; and (c) the overstatement of net income, for the year ended December 31, 2005.

The following table sets forth the impact of these restatements on certain amounts previously reported in the company’s consolidated financial statements for the year ended December 31, 2005:

Consolidated Balance Sheet Data

	As of December 31, 2005
	As Originally Reported	As Restated Herein
Accounts receivable	$9,407,635	$9,198,877
Inventories	12,006,627	12,225,461
Accounts payable	8,793,877	9,315,510
Retained earnings	3,843,966	3,522,992

Consolidated Statement of Operations Data

	Year ended December 31, 2005
	As Originally Reported	As Restated Herein
Sales	$61,214,254	$61,005,496
Cost of goods sold	53,601,700	53,867,474
Income before income taxes	2,219,294	1,744,762
Income tax provision	968,566	797,734
Net income	1,250,728	947,028
Earnings per share	0.19	0.15

For discussion of the impact of these restatements on management’s evaluation of disclosure controls and procedures and the steps being taken to address the issues associated with the misstatements, see Item 9A “Controls and Procedures”.

General

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

Some of the key highlights to be discussed further through this discussion and analysis include:

•	2005 revenues were 13.9% above 2004; year-on-year sales increased 6.3%, with the balance coming from our acquisition of Simclar (North America), Inc.

•	fourth quarter sales set a new quarterly high at approximately $18,066,000.

•	fourth quarter earnings were exceptionally strong with earnings before tax of approximately $466,000 which brought 2005 earnings before taxes to approximately $1,745,000.

•	Bank of Scotland increased our term loan facility to $21,650,000 in anticipation of our acquisition of Litton Interconnect Technologies assembly business which was completed on February 24, 2006.

We serve a wide range of businesses, from emerging growth companies to multinational OEMs, involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. A significant portion of our revenues is distributed over the following industry segments:

	Year Ended December 31,
	2005	2004	2003

Data processing	25%	26%	24%
Food preparation equipment	18%	18%	23%
Instrumentation	15%	15%	11%
Power equipment	17%	15%	13%
Telecommunications	12%	12%	14%
Military and government	4%	5%	9%

We seek to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Though historically a substantial percentage of our net sales have been to multiple locations of a small number of customers, our customer base has become increasingly diversified over the past four years. In 2002 thirteen customers made up 80% of our sales with our largest customer accounting for 36% of total revenues. In the successive years of 2003, 2004, and 2005 we have grown our customer base to 15, 20, and 29 customers who make up 80% of our sales. In 2005, 42% of our sales were made to numerous locations of five major customers.

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

2005 Compared to 2004

Fourth quarter revenues and earnings before taxes were up over both the third quarter of 2005 and also when compared to the fourth quarter of 2004. Sales increased by approximately $1,474,000 compared to the third quarter and by approximately $4,715,000 over the fourth quarter of 2004. Comparative earnings before taxes for the fourth quarter decreased by approximately $50,000 over the third quarter and were approximately $300,000 less than fourth quarter 2004. Our North Carolina operations, which were acquired in May 2005, generated approximately $1,429,000 in sales but $107,000 in losses in the fourth quarter of 2005. Gross margin was 11.2% compared to third quarter gross margin of 11.0% and 10.9% for the same period last year. Our cable and harness operations in Hialeah experienced a fourth quarter sales volume increase of 112% over the third quarter of 2005 and an increase of 149% over the fourth of quarter 2004.

Fiscal year 2005 revenues exceeded 2004 by approximately $7,423,000 while earnings before taxes were lower by approximately $1,400,000. Cable and harness assemblies made up a larger portion of total revenues. These products are more labor intensive than our other products which allowed us to benefit from our investment in the expanded operations in Mexico. SNAI generated approximately $4,174,000 of revenues since the date of acquisition, but lost approximately $349,000. We expect the performance of this operation, which does metal fabrication, injection molding, and higher level assemblies, to improve in 2006 as a result of certain ongoing initiatives, together with the synergistic benefits from our recent acquisition of the Litton Interconnect Technologies backplane assembly business.

Even though a large portion of revenues continue to be concentrated with a small number of customers — 41% of our sales were made to numerous locations of five major customers — our customer base has become increasingly diversified over the past four years. In 2002 thirteen customers made up 80% of our sales, with our largest customer accounting for 36% of total revenues. In the successive years of 2003, 2004, and 2005 we have grown our customer base to 15, 20, and 29 customers who make up 80% of our sales and our largest customer contributing 17% of the revenue base.

Gross margin for 2005 was down by approximately $215,000 and was down as a percentage of revenue to 11.7% from 13.7% for 2004; however, excluding the SNAI results, gross margins would have been 11.9% in the year. Excluding SNAI, which has a higher labor and overhead to materials ratio than other Simclar operations, material costs as a percentage of sales were 63% in 2005 and 62% 2004. Raw material cost pressures are a constant challenge because, while we try to pass these costs on to our customers, price competition will at times limit our ability to do so. Labor and burden were 25% of sales in 2005 and 2004. Due to the expansion in Mexico and acquisition of SNAI, depreciation expense was $245,000 greater than the previous year while amortization expense was $9,000 for 2005 and $0 for 2004.

Selling, general, and administrative (SG&A) expenses grew from 7.0% of sales in 2004 to 8.2% in 2005. The primary reason for this increased cost was due to expansion of the Mexico operations and the acquisition of SNAI. As a percentage of sales, SG&A was 8.6% of sales in the first half of the year, but came down to 8.0% the second half.

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

Liquidity and Capital Resources

Cash flow from operations was approximately $1,513,000 in the year compared to approximately $1,543,000 in 2004. Cash and cash equivalents were approximately $834,000 at December 31, 2005 compared to approximately $280,000 at the end of 2004. Our current ratio dropped from 2.1:1 in 2004 to 1.2:1 in 2005. There were three primary contributors to this movement: (1) a change of approximately $4,800,000 from a related party receivable of approximately $2,900,000 to a related party payable of approximately $1,800,000 as part of the acquisition of SNAI; (2) a reclassification of a $2,500,000 deferred trade accounts payable balance with Winsson Enterprises Co., Ltd (“Winsson”), a supplier of components to Simclar (Mexico) (the company is currently in negotiations with Winsson to renegotiate the agreement which expires in July 2006); and (3) our continued investment for the future and in the growth of our operations.

Average day’s sales outstanding at December 31, 2005 was 54.1 compared to 54.2 in 2004. The increase in our average outstanding sales’ days is primarily the result of the nature of the customer base that we are servicing from our Mexican facilities. The overall trend we experienced over the last two years is that the majority of our customers are stretching out payment terms. Average inventory turnover was 4.4 and 4.1 times for the years ended December 31, 2005 and 2004, respectively. The increase in inventory turnover is primarily due to our increased sales in 2005.

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

Our near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and meeting the companies required bank debt obligations.  We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility is sufficient to fund our operating, investing and financing activities.

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at December 31,2005

Simclar, Inc.	Working capital	$ 5,000,000	$ 4,990,395
Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$ 21,650,000	$ 4,200,000
Simclar Interconnect Technologies, Inc.	Working Capital	$ 1,000,000	$ 0

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

Tranche	Principal Amount	Purpose	Payments

A	$ 4,250,000	Refinance existing facilities	Seventeen quarterly payments of $250,000 beginning October 2004 through October 2008.
B	$ 1,400,000	Dayton property acquisition	Twenty-eight quarterly payments of $50,000 beginning January 2005 through October 2011.
C	$13,000,000	Acquisition of certain assets of the Litton Interconnect Technologies assembly operations
Thirteen quarterly payments of $500,000 beginning December 2006 through December 2009, four quarterly payments of $250,000 from March 2010 through December 2010, four quarterly payments of $750,000 from March 2011 through December 2011 and four quarterly payments of $625,000 from March 2012 through December 2012.

D	$ 3,000,000	Acquisition of certain assets of the Litton Interconnect Technologies assembly operations	Single payment due December 31, 2010.

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
•
a ratio of EBIT to total interest not less than 3:1 until March 31, 2006; not less than 3.5:1 from April 1, 2006 to June 30, 2006; and not less than 4:1 thereafter (tested on a quarterly basis beginning December 31, 2005); and

•
a ratio of net borrowings to EBITDA not to exceed 5:1 through December 31, 2006; not less than 4.5:1 from January 1, 2007 to December 31, 2007; not less than 4:1 from January 1, 2008 to December 31, 2008; not less than 3.5:1 from January 1, 2009 to December 31, 2009; and not less than 3:1 thereafter (tested on a quarterly basis beginning December 31, 2006).

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

We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at December 31, 2005:

	Total	Less Than	1 - 3	4 - 5	Over 5
In Thousands	Amounts	1 Year	Years	Years	Years
Long-term debt with interest	$4,651	$1,402	$2,599	$445	$205
Operating Leases	4,856	726	1,035	963	2,132
Bank line of credit with interest	5,275	5,275	-	-	-
Total commitments	$14,782	$7,403	$3,634	$1,408	$2,337

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

The assets acquired by the Company from Litton Systems, Inc. were not accounted for by Litton as a separate "business, " and accordingly the associated operations were not separately accounted for, nor were separate financial statements prepared for the "business." Consequently, the Company is unable to supply financial statements of the acquired "business" as required by Rule 3-05(b) of Regulation S-X. The Company will supply an audited statement of the assets and liabilities acquired in an amendment to the Current Report on Form 8-K that it filed on March 2, 2006 within 71 calendar days following the date of the report.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements, and the related notes, together with the reports of Battelle & Battelle LLP dated March 29, 2006, (except for Note 2, as to which the date is October 27, 2006) are set forth at pages F-1 through F-27 attached hereto.

Item 9A. Controls and Procedures

Overview

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the specified time periods. As a part of these controls, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail accurately reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and, that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

In August 2006, during the review and analysis of results of operations during the second quarter of 2006 and the company’s financial condition at June 30, 2006, management discovered certain accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s consolidated subsidiary, Simclar (Mexico), Inc. As a result of the discovery of these errors, our management, including our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Due to the identification in this re-evaluation of a material weakness in internal control over financial reporting, as more fully described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The control deficiencies identified by our management that existed at December 31, 2005, which in combination, resulted in a material weakness, were (a) misstatement in amounts reported in a consolidated subsidiary, (b) processes that allowed material errors to occur and go undetected on a timely basis, and (c) the failure of key accounting managers to identify the errors and take appropriate corrective actions. The control deficiencies were determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiencies, and the lack of other mitigating controls.

The misstatements identified resulted in overstated sales, understated cost of sales, overstated receivables, understated inventories, understated payables, and overstated net income. Based upon an assessment of the impact of the adjustments to our financial results arising from these errors, we have restated the financial information presented in this Amendment for the period ended December 31, 2005. Adjustments are made to correct: (a) overstatements of sales ($208,758), receivables ($208,758), and accrued expenses ($180,549); (b) understatements of cost of sales ($265,774), inventories ($218,834), and payables ($521,633); and (c) the overstatement of net income ($303,700), for the year ended December 31, 2005.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control systems are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations and a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Control Over Financial Reporting

During the year ended December 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the subsequently discovered material weakness described above, there have been significant changes in our internal controls and the company is undertaking remedial efforts. These remedial efforts include:

•	Identification and replacement of key accounting staff that had failed in their responsibility to identify these control weaknesses and take corrective action.

•
Re-engineering the operational and financial processes that allowed the mistakes to occur and go undetected and ultimately led to the misstatements in the financial reports. Specific areas of concentration include, but are not limited to, returned goods from customers, returned goods to vendors, proper shipping cutoff procedures to assure recording of sales and cost of goods sold in the proper accounting periods, and timely reconciliation of intercompany shipments and financial transactions.

•	Correction of the standard cost system and training the employees responsible for its maintenance.

•	Addressing specific skill deficiencies within the accounting staff by both providing counseling and training, rearranging of responsibilities, or making staff changes.

•	Planned conversion of all company facilities to a standard enterprise resource planning and accounting platform and adding an internal controls manager.

The company continues to evaluate these and other possible improvements to its disclosure controls and internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, believes that once these remediation efforts, taken as a whole, are complete, our disclosure controls and procedures will be designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act have been recorded, processed, summarized and reported correctly, and that they provide such assurance with respect to the information contained in this Amendment. Management believes that its controls and procedures will continue to improve as a result of the further implementation and refinement of the remediation efforts described above.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Report.

(1) The following financial statements are filed as part of this Annual Report on Form 10-K/A:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2005 (As Restated) and 2004.

Consolidated Statements of Operations for the Years Ended December 31, 2005 (As Restated), 2004, and 2003.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005 (As Restated), 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 (As Restated), 2004, and 2003.

Notes to the Consolidated Financial Statements for Year Ended December 31, 2005.

(2) The following financial statement schedule is included in this Annual Report on Form 10-K/A and should be read in conjunction with the Consolidated Financial Statements contained in this Report:

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
_________________
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

SIMCLAR, INC.

Date: October 27, 2006	By:	/s/ Barry J. Pardon
Barry J. Pardon, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

	Samuel J. Russell*	Chairman of the Board of Directors
	Samuel J. Russell	and Chief Executive Officer	October 27, 2006

	/s/ Barry J. Pardon	President and Director	October 27, 2006
	Barry J. Pardon	(principal executive officer)

	John Ian Durie*	Vice-President (Finance) and	October 27, 2006
	John Ian Durie	Director

	Marshall W. Griffin*	Chief Financial Officer and	October 27, 2006
	Marshall W. Griffin	Secretary
(principal financial and principal
accounting officer)

	A. Graeme Manson *	Director	October 27, 2006
A. Graeme Manson

	Patrick Lacchia *	Director	October 27, 2006
Patrick Lacchia

	Kenneth M. MacKay, M. D.*	Director	October 27, 2006
Kenneth M. MacKay, M. D.

	Christina M. J. Russell*	Director	October 27, 2006
Christina M. J. Russell

*By:	/s/ Barry J. Pardon
Barry J. Pardon, Attorney-in-Fact

FORM 10-K--ITEM 8

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Simclar, Inc. and subsidiaries are included in Item 8:

Page

Consolidated Balance Sheets - December 31, 2005 (As Restated) and 2004.	F-3

Consolidated Statements of Operations - Years ended December 31, 2005 (As Restated),
2004, and 2003.	F-5

Consolidated Statements of Stockholders’ Equity - Years ended
December 31, 2005 (As Restated), 2004, and 2003.	F-6

Consolidated Statements of Cash Flows - Years ended December 31, 2005 (As Restated),
2004 and 2003.	F-7

Notes to Consolidated Financial Statements	F-8

The following financial statement schedule of Simclar, Inc. and subsidiaries is included

Schedule II - Valuation and qualifying accounts.	S-2

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

As described in Note 2 to the consolidated financial statements, the Company has restated its 2005 consolidated financial statements.

/S/ BATTELLE & BATTELLE LLP

Battelle & Battelle LLP
Dayton, Ohio
-March 29, 2006, except for Note 2 to the consolidated financial statements, as to which the date is October 27, 2006.

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$833,703	$280,015
Accounts receivable, less allowances of $235,000 at
December 31, 2005 and $182,000 at December 31, 2004	9,198,877	8,066,978
Amounts receivable from major stockholder, net	-	2,918,037
Inventories, less allowances for obsolescence of $1,822,000 at December
31, 2005 and $1,481,000 at December 31, 2004	12,225,461	11,314,911
Prepaid expenses and other current assets	357,703	317,183
Deferred income taxes	985,056	795,400
Total current assets	23,600,800	23,692,524

Property and equipment:
Land and improvements	547,511	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	10,944,591	8,171,056
Tools and dies	331,244	290,873
Leasehold improvements	493,694	254,059
Construction in progress	519,254	123,023
Total property and equipment	14,072,198	10,622,426
Less accumulated depreciation and amortization	6,003,107	6,613,775
Net property and equipment	8,069,091	4,008,651

Deferred expenses and other assets, net	61,398	20,622
Goodwill	5,917,938	4,840,545
Intangible assets, net	60,996	18,000
Total assets	$37,710,223	$32,580,342

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(As restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,990,395	$2,980,000
Accounts payable	9,315,510	5,414,262
Accrued expenses	1,379,763	1,124,732
Accrued income taxes	371,870	836,709
Amounts payable to major stockholder, net	1,873,463	-
Current portion of long-term debt	1,200,000	1,200,000
Total current liabilities	19,131,001	11,555,703

Long-term debt	3,000,000	4,200,000
Deferred trade accounts payable	-	2,500,000
Deferred income taxes	518,926	206,000
Total liabilities	22,649,927	18,461,703

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and
outstanding 6,465,345 shares at December 31, 2005 and 2004	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	3,522,992	2,593,238
Accumulated other comprehensive income	26,564	14,661
Total stockholders' equity	15,060,296	14,118,639
	$37,710,223	$32,580,342

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(As restated)

Sales	$61,005,496	$53,582,487	$36,187,105
Cost of goods sold	53,867,474	46,229,712	31,316,498
Gross Margin	7,138,022	7,352,775	4,870,607

Selling, general and administrative expenses	4,984,610	3,754,823	3,133,170
Income from operations	2,153,412	3,597,952	1,737,437

Interest expense	476,712	213,284	217,833
Interest and other income	(68,062)	(50,953)	(114,791)
Foreign currency loss on Scotland shutdown	-	-	170,867

Income before income taxes	1,744,762	3,435,621	1,463,528

Income tax provision	797,734	1,093,841	357,207

Net income	$947,028	$2,341,780	$1,106,321

Earnings per share:
Basic & diluted	$0.15	$0.36	$0.17

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained	Accumulated	Notes
		Capital in		Earnings	Other	Receivable
	Common	Excess of	Comprehensive	(Accumulated)	Comprehensive	Stock
	Stock	Par Value	Income	(Deficit)	Income (Loss)	Options	Total
Balance at January 1, 2003	$65,570	$11,592,995		$(854,863)	$(224,349)	$(207,825)	$10,371,528
Comprehensive income:
Net income			1,106,321	1,106,321
Other comprehensive income:
Foreign currency translation adjustments			223,171		223,171
Comprehensive income			$1,329,492				1,329,492
Cancellation of held stock option shares due to lack of payment	(1,217)	(206,608)				207,825
Exercise of stock options	300	59,700					60,000
Balance at December 31, 2003	$64,653	$11,446,087		$251,458	$(1,178)	$-	$11,761,020
Comprehensive income:
Net income			2,341,780	2,341,780
Other comprehensive income:
Foreign currency translation adjustments			15,839		15,839
Comprehensive income			$2,357,619				2,357,619
Balance at December 31, 2004	$64,653	$11,446,087		$2,593,238	$14,661	$-	$14,118,639
Prior period adjustment, net of tax of $9,717				(17,274)			(17,274)
Comprehensive income:
Net income			947,028	947,028
Other comprehensive income:
Foreign currency translation adjustments			11,903		11,903
Comprehensive income			$958,931				958,931
Balance at December 31, 2005	$64,653	$11,446,087		$3,522,992	$26,564	$-	$15,060,296

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
	(As restated)
Operating activities:
Net income	$947,028	$2,341,780	$1,106,321
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Effect of prior period adjustment	(17,274)
Depreciation & amortization	1,273,533	1,019,609	935,883
Deferred expenses and other assets	(40,776)	(20,622)	9,435
Provision for inventory obsolescence	468,675	382,391	245,976
Provision for uncollectible accounts receivable	55,527	35,000	-
Loss/(Gain) on disposal of property & equipment	9,028	-	(47,650)
Deferred tax benefit	(260,555)	(22,700)	(10,300)
Changes relating to operating activities from:
Accounts receivable	(409,038)	(2,375,164)	(460,553)
Amounts receivable from / payable to major stockholder, net	163,832	(869,116)	(104,252)
Inventories	(1,048,726)	(1,944,001)	(202,241)
Prepaid expenses and other current assets	84,538	(7,823)	(180,651)
Accounts payable	749,192	2,453,983	(210,661)
Accrued expenses	2,958	209,816	(69,475)
Income taxes payable	(464,839)	340,064	(2,182)
Net cash provided by operating activities	1,513,103	1,543,217	1,009,650

Investing activities:

Additions to property and equipment, net of minor disposals	(1,717,063)	(2,532,792)	(209,807)
Proceeds from sale of property and equipment	176,518	-	704,433
Acquisition of subsidiaries, net of cash acquired
Simclar (Mexico), Inc.	(588,195)	(606,432)	(1,951,547)
Simclar (North America), Inc.	347,645	-	-
Net cash used in investing activities	(1,781,095)	(3,139,224)	(1,456,921)

Financing activities:
Borrowing on bank line of credit	2,010,395	1,230,000	250,000
Exercise of stock options			60,000
Proceeds from long-term bank borrowings	-	1,400,000
Payments on long-term bank borrowings	(1,200,000)	(1,000,000)	(1,392,682)
Net cash provided by financing activities	810,395	1,630,000	(1,082,682)

Effect of exchange rate fluctuations on cash	11,285	15,839	223,171

Net change in cash and cash equivalents	553,688	49,832	(1,306,782)
Cash and cash equivalents at beginning of period	280,015	230,183	1,536,965
Cash and cash equivalents at end of period	$833,703	$280,015	$230,183

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

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which are generally 25 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment; 3 to 10 years for tools and dies; and 5 to 15 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized. Depreciation and amortization expense was approximately $1,274,000, $1,020,000, and $936,000 in the years ended December 31, 2005, 2004, and 2003 respectively.

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

	December 31,
	2005	2004	2003
Goodwill recognized on the acquisition of :
Lytton Inc.	$2,954,995	$2,954,995	$2,954,995
AG Technologies, Inc.	2,579,118	1,885,550	1,279,118
Simclar (North America), Inc.	383,825	-	-
	$5,917,938	$4,840,545	$4,234,113

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

During the third quarters of 2005 and 2004, the Company performed the annual impairment test for goodwill related to the Simclar (Mexico), Inc. acquisition.  The tests were performed at the reporting unit level using a fair-value-based test.  Fair values are calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Based upon the test results, the Company determined that no impairment of goodwill was required.

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
The goodwill related to the Simclar (North America), Inc. acquisition will be performed within one year of the acquisition which will be no later than the second quarter of 2006.

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

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method and average market price, the company has various stock options; however, only those options which were dilutive during the periods being reported on have been included in the earnings per share computations. For the years provided there is no dilutive effect.

Following is a reconciliation of amounts used in the basic and diluted computations:

	Year Ended December 31,
	2005	2004	2003
	(As restated)

Net income - numerator basic computation	$947,028	$2,341,780	$1,106,321

Weighted average shares - denominator basic
computation	6,465,345	6,465,345	6,460,086

Earnings per share:
Basic and diluted	$0.15	$0.36	$0.17

Please see Note 2 for further information.

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

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

On August 23, 2006, management concluded that the company’s consolidated financial statements for the year ended December 31, 2005 were misstated, resulting in overstated sales, understated cost of sales, overstated receivables, understated inventories, understated payables, and overstated net income.  This misstatement was discovered by management in the course of preparing the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and relates to accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s subsidiary, Simclar (Mexico), Inc. Adjustments are made to correct: (a) the overstatements of sales and receivables; (b) the understatements of cost of sales, inventories, and payables; and (c) the overstatement of net income, for the year ended December 31, 2005.

The following table sets forth the impact of these restatements on certain amounts previously reported in the company’s consolidated financial statements for the year ended December 31, 2005:

Consolidated Balance Sheet Data

	As of December 31, 2005
	As Originally Reported	As Restated Herein
Accounts receivable	$9,407,635	$9,198,877
Inventories	12,006,627	12,225,461
Accounts payable	8,793,877	9,315,510
Retained earnings	3,843,966	3,522,992

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS - continued

Consolidated Statement of Operations Data

	Year ended December 31, 2005
	As Originally Reported	As Restated Herein
Sales	$61,214,254	$61,005,496
Cost of goods sold	53,601,700	53,867,474
Income before income taxes	2,219,294	1,744,762
Income tax provision	968,566	797,734
Net income	1,250,728	947,028
Earnings per share	0.19	0.15

NOTE 3--INVENTORIES

Inventories are comprised of the following:

	December 31,
	2005	2004
	(As restated)
Raw materials and supplies	$9,511,799	$8,863,347
Work in process	1,794,401	1,584,258
Finished goods	919,261	867,306
	$12,225,461	$11,314,911

Please see Note 2 for further information.

NOTE 4--ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2005	2004
	(As restated)
Accrued compensation	$628,369	$523,430
Accrued property taxes	265,554	223,230
Accrued commissions	147,585	203,895
Other	338,254	174,176
	$1,379,763	$1,124,732

Please see Note 2 for further information.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--LONG-TERM DEBT

In December 2005, we entered into two amended credit facilities and one new credit facility with Bank of Scotland in Edinburgh, Scotland (“BoS”) consisting of:

Borrower	Type of facility	Original amount	Balance at December 31,2005
Simclar, Inc.	Working capital	$ 5,000,000	$ 4,990,395
Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$ 21,650,000	$ 4,200,000
Simclar Interconnect Technologies, Inc.	Working Capital	$ 1,000,000	$ 0

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

Tranche	Principal Amount	Purpose	Payments
A	$4,250,000	Refinance existing facilities	Seventeen quarterly payments of $250,000 beginning October 2004 through October2008

B	$1,400,000	Dayton property acquisition	Twenty-eight quarterly payments of $50,000 beginning January 2005 through October 2011

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--LONG-TERM DEBT - Continued

C	$13,000,000	Acquisition of certain assets of the Litton Interconnect Technolgies assembly operations
Thirteen quarterly payments of $500,000 beginning December 2006 through December 2009, four quarterly payments of $250,000 from March 2010 through December 2010, four quarterly payments of $750,000 from March 2011 through December 2011 and four quarterly payments of $625,000 from March 2012 through December 2012

D	$ 3,000,000	Acquisition of certain assets of the Litton Interconnect Technologies assembly operations	Single payment due December 31, 2010

Tranche C and Tranche D were not dispersed until February 24, 2006 when the acquisition of certain assets of Litton Interconnect Technologies assembly business was completed.

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

In connection with the loan, the company and its subsidiaries entered into an amended security agreement, pursuant to which BoS was granted a security interest in substantially all of their respective assets to secure the Company's borrowings under its credit facilities, and a guaranty pursuant to which Simclar IT guarantied the obligations of the Company to BoS under the credit facilities. Additionally, the Company and Simclar (Mexico), Inc. entered into an amended pledge agreement, pursuant to which all of the shares owned by the Company in its subsidiaries were pledged as security for the Company's obligations to BoS under the credit facilities. Simclar Group Limited has provided a guarantee to BoS in respect of loans advanced to Simclar, Inc. up to a maximum amount of $10,000,000; likewise, Simclar, Inc. has guaranteed certain Simclar Group Limited’s loans from BoS up to a maximum amount of $10,000,000. In both cases, this maximum amount reduces, subject to certain ratios of borrowings to EBITDA being achieved.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--LONG-TERM DEBT - Continued

In addition, at the time of the SNAI acquisition the company entered into an amended pledge agreement with Bank of Scotland, whereby it pledged the stock of SNAI as additional security for its outstanding term and working capital facilities.

Long-term debt outstanding:

	December 31,
	2005	2004

Term loan	$4,200,000	$5,400,000
Less current portion	1,200,000	1,200,000
	$3,000,000	$4,200,000

Scheduled maturities of long-term debt outstanding at December 31, 2005 are approximately: 2006 - $1,200,000; 2007 - $1,200,000; 2008 - $1,200,000; 2009 - $200,000; 2010 - $200,000; and 2011- $200,000. Interest payments on all of the above debt amounted to approximately $432,000, $189,000, and $231,000 in 2005, 2004, and 2003 respectively.

On July 15, 2003, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd (“Winsson”). This agreement calls for Winsson to provide to Simclar (Mexico) a 3-year $2,750,000 open line of credit for purchased services and materials. The 3-year open line of credit required a reduction of $250,000 as of July 14, 2004. The 3-year open line of credit becomes due in July 2005; therefore, the entire balance owed is included in current liabilities as a trade accounts payable. The company is currently in negotiations with Winsson to renew and extend the agreement. While the company is confident the parties will reach an agreement, if the parties cannot come to an agreement by the due date the $2,500,000 will remain a trade account payable.

NOTE 6--INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2005	2004	2003
United States income	$1,433,786	$3,269,909	$1,603,477
Foreign income (loss)	310,976	165,712	(139,949)
	$1,744,762	$3,435,621	$1,463,528

Income tax payments were approximately $1,253,000, $754,000, and $333,000 in 2005, 2004, and 2003 respectively.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--INCOME TAXES - Continued

The components of the current net deferred tax asset and long-term net deferred tax liability are as follows:

	December 31,
	2005	2004
Deferred tax asset:
Inventory obsolescence	$710,566	$578,100
Costs capitalized in ending inventory	94,570	84,900
Accrued expenses	88,272	61,300
Other	91,648	71,100
Total current asset	985,056	795,400

Deferred tax asset (liability):
NOL carryforwards	8,307,458	-
Depreciation and amortization	(503,957)	(206,000)
Other	(14,969)	-
Total long-term asset (liability)	6,670,084	(206,000)
Less: valuation allowance	(8,307,458)	-
Net long-term liability	(518,926)	(206,000)

Net deferred tax asset	$466,130	$589,400

During 2005, the Company acquired Simclar (North America), Inc. (SNAI) and the related net operating loss (NOL) carry forwards. At December 31, 2005, the SNAI has unused U.S. federal and state net operating loss carry forwards of $6,705,292 and $483,718, respectively, generally expiring from 2022 through 2025.  The NOL carry forwards from the acquisition can only be used to offset future taxable income of SNAI and not taxable income of the consolidated entity. Based on the available evidence, management determined that it is more likely than not that the NOL carry forwards are not realizable. Therefore, at the date of the acquisition and as of December 31, 2005, a valuation allowance has been provided on the tax benefit associated with these carry forwards as it was more likely than not that they would not be utilized before the expiration period.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--INCOME TAXES - Continued

Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
	(As restated)
Current:
Federal	$838,008	$957,109	$309,994
State and local	154,424	59,991	14,176
Foreign	38,575	54,041	22,707
	1,031,007	1,071,141	346,877
Deferred
Federal	(209,348)	19,791	9,006
State	(23,925)	2,909	1,324
	(233,273)	22,700	10,330
	$797,734	$1,093,841	$357,207

Techdyne (Europe) and Simclar de Mexico, S.A. de C.V. file separate income tax returns in the United Kingdom and Mexico, respectively.

The reconciliation of income tax rates attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2005	2004	2003
	(As restated)
Statutory tax rate (34%) applied to income before
income taxes	34.0%	34.0%	34.0%
Increases (reduction) in taxes resulting from:
State income taxes expense net of federal
income tax effect	4.4%	1.2%	0.7%
Tax rate differential relating to tax benefit of
foreign operating income	-3.5%	0.1%	4.8%
Non deductible items	1.0%	0.4%	0.5%
Change in deferred tax valuation allowance	7.1%	0.0%	0.0%
Refund of prior U.S. income taxes	0.0%	-1.1%	-5.8%
Settlement of U.S. income taxes	0.0%	-3.8%	-13.7%
Other	2.7%	1.0%	3.8%
	45.7%	31.8%	24.4%

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--INCOME TAXES - Continued

The earnings of the Company’s Mexican subsidiary are expected to be permanently reinvested in the operations of that subsidiary.  As such, the Company has historically not recorded a deferred tax liability based on the subsidiary’s accumulated undistributed earnings.  However, based on U.S. tax law, there was a deemed distribution during 2005 of all current and accumulated earnings due to a pledge agreement associated with the company’s credit facilities with BoS.  In the future, it is expected that the pledge agreement will be modified and the earnings of the Mexican subsidiary will therefore not be subject to U.S. taxation until distributed.  Therefore, as of December 31, 2005, there were no undistributed earnings due to the deemed distribution in 2005.  Undistributed earnings as of December 31, 2004 amounted to $287,000.

Please see Note 2 for further information.

NOTE 7--TRANSACTIONS WITH SIMCLAR GROUP

The company’s parent, Simclar Group, provides certain financial and administrative services to the company under a service agreement. The amount of expenses incurred under the service agreement totaled $415,000, $360,000, and $347,000 in 2005, 2004, and 2003 respectively.

The company has a net payable due to Simclar Group of approximately $1,873,000 at December 31, 2005 compared to a net receivable due from Simclar Group of approximately $2,918,000 and $2,049,000 at December 31, 2004 and 2003, respectively. During 2005 the company accrued financial and administrative expenses under the service agreement with Simclar Group, received net repayments of amounts due from Simclar Group entities, and acquired SNAI and assumed liabilities due to Simclar group and certain of its subsidiaries as part of the acquisition. The net payable due Simclar Group incurs interest of LIBOR + 1.5%. For additional information related to pledge agreements and guarantees with BoS refer to Note 5.

NOTE 8--RELATED PARTY TRANSACTIONS

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

For 2005 the company had sales with Simclar Corp., an affiliate of Simclar Group based in Kenosha, WI, of approximately $2,633,000 and sales to Simclar Group of approximately $76,000. The company transferred surplus equipment to Simclar China during 2005 for the net book value of approximately $158,000. The company had net receivables from related parties as of December 31, 2005 of approximately $637,700 from Simclar Corp. and approximately $152,000 from Simclar China.

NOTE 9--COMMITMENTS AND CONTINGENCIES

Commitments

The company leases several facilities which expire at various dates through 2017 with renewal options for a period of five years at the then fair market rental value. The company’s aggregate lease commitments at December 31, 2005, are approximately: 2006---$726,000, 2007---$526,000, 2008---$510,000, 2009---$510,000,

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--COMMITMENTS AND CONTINGENCIES - Continued

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

NOTE 10--STOCK OPTIONS

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

In June 1997, the company adopted a stock option plan for up to 500,000 options, and pursuant to this plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share, with 320,000 of these options outstanding at December 31, 2001. On June 30, 1999, the company granted 52,000 options exercisable for three years through September 29, 2002 at $4.00 per share with 10,000 options outstanding at December 31, 2001. On August 25, 1999, the company granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at December 31, 2001. On December 15, 1999, the company granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 8,000 options outstanding at December 31, 2001. On May 24, 2000, the company granted 3,000 options exercisable for three years through May 23, 2003 at $4.00 per share, the options terminated when the employee terminated his employment with the company. On October 16, 2000, the company granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002, but based on the change in control of the company, all options vested on June 27, 2001, and 30,000 options were redeemed for $4,200, 60,000 of these options remained outstanding at December 31, 2002. In 2003 30,000 shares were exercised and the remaining expired. There was no option activity in 2004 and 2005.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following summarizes certain quarterly operating data:

	2005 (As restated)				2004
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands except per share data)
Net Sales	$12,356	$13,991	$16,591	$18,066	$11,997	$15,002	$13,233	$13,350
Gross Profit	1,564	1,731	1,819	2,023	1,726	2,450	1,721	1,456
Net Income	292	221	242	192	481	879	486	496

Earnings per share:
Basic & diluted	$0.05	$0.03	$0.04	$0.03	$0.07	$0.14	$0.08	$0.07

Please see Note 2 for further information.

NOTE 12--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMER

Summarized financial information for the company’s one reportable segment is shown in the following table:

	Year Ended December 31,
Geographic Area Sales	2005	2004	2003
	(As restated)
United States	$60,742,340	$53,551,613	$36,187,105
Mexico	263,156	30,874	-
	$61,005,496	$53,582,487	$36,187,105

	Year Ended December 31,
Geographic Area Operating Income (loss)	2005	2004	2003
	(As restated)
United States	$1,842,436	$2,988,243	$1,738,623
Mexico	310,976	609,709	28,658
Europe	-	-	(29,844)
	$2,153,412	$3,597,952	$1,737,437

	December 31,
Geographic Area Property, Plant and Equipment (Net)	2005	2004	2003
United States	$5,849,361	$2,750,247	$1,769,191
Mexico	2,219,730	1,258,404	726,277
	$8,069,091	$4,008,651	$2,495,468

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--GEOGRAPHIC AREA DATA AND MAJOR CUSTOMER - Continued

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

Please see Note 2 for further information.

NOTE 13--CESSATION OF SCOTLAND MANUFACTURING OPERATIONS

As a result of continuing operating losses, in April 2001 the company decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe).

As of February 28, 2002, all remaining net assets and the remaining employee, except the building and land, were transferred to Simclar Group at net book value on that date. These net assets consisted principally of cash, receivables, payables and equipment. The management agreement with Simclar Group was also cancelled. On April 2, 2003, a fire started by vandals destroyed the Techdyne (Europe) building located in Livingston, Scotland. The claims with the insurance companies were settled during the third quarter in the amount of ₤365,000 ($588,000), less demolition expenses. The company realized a net gain on this disposition of ₤34,000 ($56,000).

On October 17, 2003, the company received the net proceeds from the sale of land located in Livingston, Scotland in the amount of ₤115,000 ($192,000). The company realized a net loss on this disposition of ₤5,000 ($9,000). In 2003, the company recognized approximately $171,000 charge for the write-off of accumulated foreign currency translation loss resulting from the substantial liquidation of Techdyne (Europe).

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

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations”. The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. The full amount of the additional consideration of $1,300,000 was earned by June 30, 2005. The additional earn-out for the period July 15, 2003 to July 14, 2004 of $606,432 was recorded in the quarter ended September 30, 2004 and was paid on September 15, 2004. The additional earn-out for the period July 15, 2004 to July 14, 2005 of $693,568 was recorded in the quarter ended June 30, 2005. Of this amount, $145,944 was paid in the three months ended September 30, 2005. $437,832 was paid in the quarter ending December 31, 2005 and $109,792 will be paid in 2006. These additional earn-out amounts have increased the goodwill related to the

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--ACQUISITION OF AG TECHNOLOGIES, INC. - continued

acquisition of Simclar (Mexico), Inc. to $2,579,118. Results of operations have been included in the company’s consolidated financial statements prospectively from the date of acquisition.

NOTE 15--ACQUISITION OF SIMCLAR (NORTH AMERICA), INC.

On May 19, 2005, the company purchased from Simclar Group all of the outstanding common shares of SNAI , a North Carolina corporation. SNAI is a comprehensive fabricator of sheet metal components and higher level assemblies that operates a 95,000 square foot manufacturing and assembly facility in Winterville, North Carolina. This acquisition allows the company to expand its product offerings in the Northeast and Midwest U.S. for fabricated sheet metal and higher level assemblies.

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

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". Cash received as part of the acquisition was $347,645 and is included within current assets in the table below. The remaining net liabilities assumed of $310,645 include a $4,014,000 liability reflecting an intercompany payable from SNAI to Simclar Group and certain of its subsidiaries. The net liabilities of $310,645 were allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded a $52,207 intangible asset for the customer list of SNAI acquired as part of the acquisition. This will be amortized over a period of 60 months, representing the company's best estimate of the asset's useful life. As of December 31, 2005, SNAI has a potential contingent liability for lease dilapidation costs which is not determinable as of December 31, 2005. The company has been indemnified by Simclar Group against any excess in cost over and above the current provision as part of the sale and purchase agreement, and therefore there is no risk to the company for such costs.

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

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--ACQUISITION OF SIMCLAR (NORTH AMERICA), INC. - Continued

The purchase price allocation is as follows:

Current assets	$1,581,590
Equipment	3,792,627
Goodwill	383,826
Intangibles	52,207
Deferred tax asset	38,765
Total assets acquired	$5,849,015

Current liabilities	$1,375,292
Long-term debt
Amount due major stockholder, net	4,014,132
Deferred Tax Liability	422,591
Total liabilities	$5,812,015
Net assets acquired	$37,000

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

	Year Ended December 31,
	2005	2004
Pro forma sales	$64,111,000	$59,028,000

Pro forma net income	$1,027,000	$1,649,000
Pro forma earnings per share:
Basic and diluted	$0.16	$0.26

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

NOTE 16—SUBSEQUENT EVENTS

On February 24, 2006, Simclar, Inc. ("Simclar" or "Company") and Simclar Interconnect Technologies, Inc., its newly-formed wholly owned subsidiary ("Simclar IT") purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc. ("Litton"), a subsidiary of Northrop Grumman Corporation, for $16 million in cash (subject to certain purchase price adjustments) and the assumption of certain liabilities (the "Acquisition"). At the same time

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—SUBSEQUENT EVENTS - Continued

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

The company financed the purchase of the assets under its recently amended term loan facility with the Bank of Scotland ("BoS"). Of the $16 million borrowed under the amended facility, $13 million of the principal will be repayable in quarterly installments commencing December 31, 2006 and through December 31, 2012. Interest on this portion of the borrowings will be payable quarterly at one, three or six month LIBOR (as elected by the company) plus 2.5%. The $3 million balance of the borrowings under the amended facility will be repayable in one lump sum on December 31, 2010. Interest on this portion of the borrowings will be payable quarterly at one, three or six month LIBOR (as elected by the company) plus 3.5%. In addition, there is a redemption fee of $400,000 payable on December 31, 2010.

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

/s/ BATTELLE & BATTELLE LLP

Battelle & Battelle LLP
Dayton, Ohio
March 29, 2006

S-1

SIMCLAR, INC. AND SUBSIDIARIES

A. Schedule II - Valuation and Qualifying Accounts
Simclar, Inc. and Subsidiaries
December 31, 2005

COL. A	COL. B	COL. C	COL. D	COL. E		COL. F
			Additions
			(Deductions)
			Charged
	Balance at		(Credited)to	Other Changes		Balance
	Beginning		Costs and	Add (Deduct)		at End of
Classsification	of Period	Acquisition	Expenses	Describe		Period
YEAR ENDED DECEMBER 31, 2005:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts	$182,000	$27,000(4)	$55,000	$(29,000)		$235,000
Reserve for inventory obsolescence	1,481,000	30,000(4)	469,000	(158,000)		1,822,000
	$1,663,000	$57,000(4)	$524,000	$(187,000)		$2,057,000

YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts	$279,000		$35,000	$(132,000)	(1)	$182,000
Reserve for inventory obsolescence	1,421,000		382,000	(322,000)	(2)	1,481,000
	$1,700,000	$-	$417,000	$(454,000)		$1,663,000
YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted
From asset accounts:
Allowance for uncollectible accounts	$244,000	$35,000(3)	$-	-		$279,000
Reserve for inventory obsolescence	1,115,000	332,000(3)	107,000	(133,000)	(2)	1,421,000
	$1,359,000	$367,000(3)	$107,000	$(133,000)		$1,700,000

(1) Uncollectible accounts written off, net of recoveries
(2) Net write-offs against inventory reserves
(3) Acquisition of AG Technologies, Inc.
(4) Acquisition of Simclar (North America), Inc.

S-2