Form 10-Q/A
period 2006-03-31
SIMCLAR INC
filed 2006-10-27
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes ☒   No ☐

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

Explanatory Note

Simclar, Inc (“the company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was originally filed on May 15, 2006. This Amendment is being filed to restate the company’s consolidated financial statements for the quarter ended March 31, 2006, which were misstated, resulting in overstated sales, understated cost of sales, overstated receivables, overstated inventories, understated payables, and overstated net income.  This misstatement was discovered by management in the course of its investigation of accounting errors in the preparation of the company’s consolidated financial statements for 2005, as described in the company’s amended 2005 Annual Report on Form 10-K, filed on October 27, 2006. As was the case with the accounting errors described in the company’s amended 2005 Form 10-K, the misstatement in the first quarter of 2006 relates to accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s consolidated subsidiary, Simclar (Mexico), Inc., and involve both (i) the carryover effect of mistakes made in the 2005 consolidated financial statements and (ii) additional errors that were made in the preparation of the financial statements for the first quarter of 2006. Adjustments are made to correct: (a) the overstatements of sales ($122,430), receivables ($331,188), inventories ($622,383), payables ($56,341), accrued expense ($26,474), and accrued income taxes ($301,032); (b) the understatements of cost of sales ($265,046) and amounts payable to major stockholders ($13,803); and (c) the overstatement of net income ($214,190), for the three months ended March 31, 2006. Please refer to Note 2 to the accompanying consolidated financial statements and Item 2 of this report for additional information.

This Amendment amends (i) Part I, Item 1, Financial Statements and Supplementary Data; (ii) Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part I, Item 4 - Controls and Procedures to report management’s assessment of the company’s disclosure controls as of the date of the filing of this Amendment; and (iv) the certifications required under Rules 13a-15 and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) so that they can be dated as of a current date as required by Rule 12b-15 of the Exchange Act.

This Amendment does not reflect events occurring after the filing of the Form 10-Q for the three months ended March 31, 2006, and does not update or modify the disclosures therein in any way other than as required to reflect the amendments described above. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Form 10-Q for the three months ended March 31, 2006.

SIMCLAR, INC.

Form 10-Q/A

For the quarter ended March 31, 2006

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

1) Consolidated Balance Sheets as of March 31, 2006 (Unaudited) (As restated) and December 31, 2005	3

2) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2006 (As restated) and March 31, 2005.	5

3) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006 (As restated) and March 31, 2005.	6

4) Notes to Consolidated Financial Statements as of March 31, 2006 (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II -- OTHER INFORMATION

Item 6. Exhibits	25

Signatures	26

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005 (A)
	(Unaudited) (As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$727,478	$833,703
Accounts receivable, less allowances of $233,000 and $235,000 at March 31, 2006 and December 31, 2005 respectively	18,584,214	9,198,877
Inventories, less allowances for obsolescence of $1,855,000 at March 31, 2006 and $1,822,000 at December 31, 2005	17,785,295	12,225,461
Prepaid expenses and other current assets	565,429	357,703
Deferred income taxes	985,056	985,056
Total current assets	38,657,548	23,600,800

Property and equipment:
Land and improvements	547,511	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	13,373,535	10,944,591
Tools and dies	356,243	331,244
Leasehold improvements	493,896	493,694
Construction in progress	519,254	519,254
Total property and equipment	16,526,343	14,072,198
Less accumulated depreciation and amortization	6,178,167	6,003,107
Net property and equipment	10,348.176	8,069,091

Deferred expenses and other assets, net	447,005	61,398
Goodwill	9,856,041	5,917,938
Intangible assets, net	1,088,080	60,996
TOTAL ASSETS	$60,386,774	$37,710,223

(A) Reference is made to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on October 27, 2006.

Continued

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31,	December 31,
	2006	2005 (A)
	(Unaudited) (As restated)	(As restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$5,189,369	$4,990,395
Accounts payable	14,659,432	9,315,510
Accrued expenses	1,539,492	1,379,763
Accrued income taxes	566,141	371,870
Amounts payable to major stockholder, net	2,045,822	1,873,463
Current portion of long-term debt	2,200,000	1,200,000
Total current liabilities	26,200,256	19,131,001

Long-term debt	17,700,000	3,000,000
Deferred income taxes	518,926	518,926
Other long term liabilities	400,000	-
Total liabilities	44,819,182	22,649,927

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,465,345 shares at March 31, 2006 and December 31, 2005	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	4,028,736	3,522,992
Accumulated other comprehensive income	28,116	26,564
Total stockholders' equity	15,567,592	15,060,296
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,386,774	$37,710,223

(A) Reference is made to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on October 27, 2006.

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(As restated)
Sales	$21,822,731	$12,356,600
Cost of goods sold	19,031,264	10,791,928
Gross Margin	2,791,467	1,564,672

Selling, general and administrative expenses	1,600,811	1,018,461
Income from operations	1,190,656	546,211

Interest expense	286,610	77,542
Other expense/(income)	11,673	(11,126)

Income before income taxes	892,373	479,795

Income tax provision	386,629	187,121

Net income	$505,744	$292,674

Earnings per share:
Basic & diluted	$0.08	$0.05

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(As restated)
Operating activities:
Net income	$505,744	$292,674
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	343,113	216,124
Deferred expenses and other assets	(385,606)	1,092
Provision for inventory obsolescence	86,805	72,856
Other liabilities	400,000	-
Gain on disposal of property & equipment	(3,238)	-
Changes relating to operating activities, net of acquisitions:
Accounts receivable	(1,145,655)	1,289,198
Amounts receivable from / payable to major stockholder, net	172,359	(31,412)
Inventories	(881,207)	187,366
Prepaid expenses and other current assets	(207,726)	(20,378)
Accounts payable	1,182,426	(620,281)
Accrued expenses	(34,139)	56,758
Income taxes payable	194,271	(560,797)
Net cash provided by operating activities	227,148	883,200

Investing activities:

Additions to property and equipment, net of minor disposals	(75,352)	(922,924)
Proceeds from sale of property and equipment	18,500	-
Acquisition of subsidiaries, net of cash acquired
Simclar (Mexico), Inc.	(54,896)	-
Litton	(16,122,149)	-
Net cash used in investing activities	(16,233,897)	(922,924)

Financing activities:
Borrowing on bank line of credit	198,974	520,000
Proceeds from long-term borrowings	16,000,000	-
Payments on long-term bank borrowings	(300,000)	(300,000)
Net cash provided by financing activities	15,898,974	220,000

Effect of exchange rate fluctuations on cash	1,551	1,265

Net change in cash and cash equivalents	(106,225)	181,541
Cash and cash equivalents at beginning of period	833,703	280,015
Cash and cash equivalents at end of period	$727,478	$461,556

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Simclar, Inc. ("Simclar") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar Mexico"), Simclar (North America), Inc. (“SNAI”), Simclar Interconnect Technologies, Inc. (“SIT”), and Techdyne (Europe) Limited ("Techdyne (Europe)") collectively referred to as the "company." All material inter-company accounts and transactions have been eliminated in consolidation. The company is a 73.4% owned subsidiary of Simclar Group Limited ("Simclar Group"), a company incorporated in the United Kingdom.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K/A for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

NOTE 2—Restatement of Financial Statements

Simclar is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was originally filed on May 15, 2006. This Amendment is being filed to restate the company’s consolidated financial statements for the quarter ended March 31, 2006, which were misstated, resulting in overstated sales, understated cost of sales, overstated receivables, overstated inventories, understated payables, and overstated net income.  This misstatement was discovered by management in the course of its investigation of accounting errors in the preparation of the company’s consolidated financial statements for 2005, as described in the company’s amended 2005 Annual Report on Form 10-K, filed on October 27, 2006. As was the case with the accounting errors described in the company’s amended 2005 Form 10-K, the misstatement in the first quarter of 2006 relates to accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s consolidated subsidiary, Simclar (Mexico), Inc., and involve both (i) the carryover effect of mistakes made in the 2005 consolidated financial statements, and (ii) additional errors that were made in the preparation of the financial statements for the first quarter of 2006 Adjustments are made to correct: (a) the overstatements of sales ($122,430), receivables ($331,188), inventories ($622,383), payables ($56,341), accrued expense ($26,474), and accrued income taxes ($301,032); (b) the understatements of cost of sales ($265,046) and amounts payable to major stockholders ($13,803); and (c) the overstatement of net income ($214,190), for the three months ended March 31, 2006.

The following table sets forth the impact of these restatements on certain amounts previously reported in the company’s consolidated financial statements for the three months ended March 31, 2006:

Consolidated Balance Sheet Data

	As of March 31, 2006
	As Originally Reported	As Restated Herein
Accounts receivable	$18,915,402	$18,584,214
Inventories	18,407,678	17,785,295
Accounts payable	14,715,773	14,659,432
Accrued expenses	1,565,966	1,539,492
Accrued income taxes	867,173	566,141
Amounts payable to major stockholder, net	2,032,019	2,045,822
Retained earnings	4,563,900	4,028,736

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations Data

	Three months ended March 31, 2006
	As Originally Reported	As Restated Herein
Sales	$21,945,161	$21,822,731
Cost of goods sold	18,766,218	19,031,264
Selling, general, and administrative expenses	1,653,614	1,600,811
Income before income taxes	1,227,046	892,373
Income tax provision	507,112	386,629
Net income	719,934	505,744
Earnings per share	0.11	0.08

NOTE 3 - Recently Issued Accounting Pronouncements

Refer to the company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 for relevant accounting pronouncements adopted as of January 1, 2006. The adoption of those accounting pronouncements did not have a material effect on the company’s consolidated results of operations, financial position and cash flows. The company has reviewed all recently issued accounting pronouncements up to the time of filing and has determined that there are no new pronouncements that will have a material impact on the company’s consolidated financial statements.

NOTE 4 - Inventories

Inventories net of allowance for obsolescence are comprised of the following:

	March 31,	December 31,
	2006	2005
		(As restated)
Raw materials and supplies	$14,281,836	$9,511,799
Work in process	1,989,015	1,794,401
Finished goods	1,514,444	919,261
	$17,785,295	$12,225,461

Please refer to Note 2 for additional information.

NOTE 5 - Earnings per share

Following is a reconciliation of amounts used in the basic and diluted computations:

	Three Months Ended
	March 31,
	2006	2005
Net income	$505,744	$292,674
Weighted average number of shares of common stock outstanding	6,465,345	6,465,345
Earnings per share:
Basic & diluted	$0.08	$0.05

There were no potentially dilutive securities for the three months ended March 31, 2006 or for the same period of the preceding year. Please refer to Note 2 for additional information.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Comprehensive Income

The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

Below is a detail of comprehensive income for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005

Net Income	$505,744	$292,674
Foreign currency translation income	(8,483)	1,265
Comprehensive income	$497,261	$293,939

Please refer to Note 2 for additional information.

NOTE 7 - Long Term Debt

On February 24 2006, the company drew down the available Tranches C and D from the credit facility with the Bank of Scotland (“BoS”) to finance the acquisition of Litton (see Note 13).

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

NOTE 8 - Amounts Due to Major Stockholder and Other Related Party Transactions

The company had a net payable due to its parent, Simclar Group, certain of its subsidiaries, and a related party of approximately $2,032,000 at March 31, 2006 and approximately $1,873,000 as of December 31, 2005.

Beginning in March 2006, SIT pays a monthly management charge to Simclar Interconnect Technologies Ltd based on 2% of sales. The charge for the month of March was approximately $106,000.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2006 the company sold goods with an approximate value of $517,000 to Simclar International Corporation, a related party to Simclar Group.

In connection with the acquisition of Litton, Simclar Group has provided a guarantee to BoS in respect of loans advanced to Simclar up to a maximum amount of $10,000,000; likewise, Simclar has guaranteed certain Simclar Group’s loans from BoS also up to a maximum amount of $10,000,000. In both cases this maximum amount reduces, subject to certain ratios of borrowing to EBITDA being achieved

Note 9 - Income Taxes

The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The company had approximately $387,000 income tax expense for the three months ended March 31, 2006, and approximately $187,000 income tax expense for the three months ended March 31, 2005.

Income tax payments amounted to approximately $150,000 in the three months ended March 31, 2006 and approximately $748,000 in the same period of the preceding year. Please refer to Note 2 for additional information.

NOTE 10 - Commitments and Contingencies

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

NOTE 11 - Acquisition of AG Technologies, Inc.

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
NOTE 12 - Acquisition of Simclar (North America), Inc.

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

NOTE 13 - Acquisition of Litton

On February 24, 2006, the company and SIT, its newly-formed wholly owned subsidiary purchased, certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc. ("Litton"), a subsidiary of Northrop Grumman Corporation, for $16 million in cash (subject to certain purchase price adjustments) and the assumption of certain liabilities. At the same time, Simclar Group Limited also acquired from Litton Systems International, Inc. and Litton U.K. Ltd. all of the share equity of Litton Electronics (Suzhou) Co. Ltd., a subsidiary organized in China, and certain assets of the Interconnect Technologies Division assembly business in the U.K., respectively, through its subsidiary Simclar Interconnect Technologies Limited.

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

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. Refer to Note 14 for a summary of selected unaudited pro forma financial information for the three months ended March 31, 2006 and 2005, respectively, as if Litton had been acquired at the beginning of 2005.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - Pro Forma Financial Information (Unaudited)

The following table provides selected unaudited pro forma financial information for the three-month periods ended March 31, 2006 and 2005 as if Litton and SNAI had been acquired at the beginning of 2006 and 2005 respectively. The unaudited pro forma financial information includes adjustments for intercompany transactions.

	Three Months Ended March 31,
	2006	2005

Pro forma sales	$31,300,000	$27,800,000

Pro forma net income	$1,200,000	$800,000
Pro forma earnings per share:
Basic and diluted	$0.19	$0.14

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations. Please refer to Note 2 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

Simclar, Inc (“the company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was originally filed on May 15, 2006. This Amendment is being filed to restate the company’s consolidated financial statements for the quarter ended March 31, 2006, which were misstated, resulting in overstated sales, understated cost of sales, overstated receivables, overstated inventories, understated payables, and overstated net income.  This misstatement was discovered by management in the course of its investigation of accounting errors in the preparation of the company’s consolidated financial statements for 2005, as described in the company’s amended 2005 Annual Report on Form 10-K, filed on October 27, 2006. As was the case with the accounting errors described in the company’s amended 2005 Form 10-K, the misstatement in the first quarter of 2006 relates to accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s consolidated subsidiary, Simclar (Mexico), Inc., and involve both the carryover effect of errors made in the 2005 consolidated financial statements and additional errors that were made in the preparation of the financial statements for the first quarter of 2006. Adjustments are made to correct: (a) the overstatements of sales ($122,430), receivables ($331,188), inventories ($622,383), payables ($56,341), accrued expense ($26,474), and accrued income taxes ($301,032); (b) the understatements of cost of sales ($265,046) and amounts payable to major stockholders ($13,803); and (c) the overstatement of net income ($214,190), for the three months ended March 31, 2006. Please refer to Note 2 to the accompanying consolidated financial statements for additional information.

The following table sets forth the impact of these restatements on certain amounts previously reported in the company’s consolidated financial statements for the three months ended March 31, 2006:

Consolidated Balance Sheet Data

	As of March 31, 2006
	As Originally Reported	As Restated Herein
Accounts receivable	$18,915,402	$18,584,214
Inventories	18,407,678	17,785,295
Accounts payable	14,715,773	14,659,432
Accrued expenses	1,565,966	1,539,492
Accrued income taxes	867,173	566,141
Amounts payable to major stockholder, net	2,032,019	2,045,822
Retained earnings	4,563,900	4,028,736

Consolidated Statement of Operations Data

	Three months ended March 31, 2006
	As Originally Reported	As Restated Herein
Sales	$21,945,161	$21,822,731
Cost of goods sold	18,766,218	19,031,264
Selling, general, and administrative expenses	1,653,614	1,600,811
Income before income taxes	1,227,046	892,373
Income tax provision	507,112	386,629
Net income	719,934	505,744
Earnings per share	0.11	0.08

For discussion of the impact of these restatements on management’s evaluation of disclosure controls and procedures and the steps being taken to address the issues associated with the misstatements, see Item 4 “Controls and Procedures”.

Introduction and Overview

Simclar, Inc. is a Florida corporation with four wholly owned subsidiaries - Simclar (Mexico), Inc., Techdyne (Europe) Limited, Simclar (North America), Inc., and Simclar Interconnect Technologies, Inc. Collectively, these entities are referred to as the “company.” On February 24, 2006, Simclar and SIT purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for $16 million in cash (subject to certain purchase price adjustments) and the assumption of certain liabilities (see Note 13 in the Notes to Consolidated Financial Statements). All material intercompany accounts and transactions have been eliminated in consolidation. The company is 73.4% owned subsidiary of Simclar Group Limited, a company incorporated in the United Kingdom.

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

In the three months ended March 31, 2006 the company experienced growth in sales and profits through acquisition and organic growth through existing customers and facilities. The following overview comments are discussed in further detail throughout this item 2:

•	Revenues grew by 77% for the three months ended March 31, 2006 compared to the same period in 2005; 25% growth was from existing customers and facilities while 52% was through acquisitions;
•
Gross margin increased by approximately $1,227,000 for the three months ended March 31, 2006 compared to the same period in 2005; the improved gross margin is attributed to higher revenues as mentioned above;

•	Net income was approximately $506,000 for the three months ended March 31, 2006 compared to approximately $293,000 for the three months ended March 31, 2005.

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

Results of Operations - Three Months Ended March 31, 2006

Net Sales
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$21,823	$12,357

The increase in first quarter 2006 sales of approximately $9.5 million over the same period in 2005 is largely attributed to SNAI sales of $1.1 million and SIT sales of approximately $5.3 million, with the balance of the increase of approximately $3.1 million being a result of organic growth, particularly in our plants in Mexico and Florida.

Gross Profit
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Gross profit	$2,791	$1,565
Gross profit margin	12.8%	12.7%

Gross profit increased by approximately $1.2 million for the three months ended March 31, 2006 compared to the same period in 2005. Gross profit benefited by higher sales volumes as discussed above. The largest influence on our gross margin percentage is material costs and product mix. Material costs as a percentage of sales increased from 63% for the three months ended March 31, 2005 compared to 66% for the same period in 2006. This was offset by increased production volumes in our Mexico facility and other cost measures which reduced labor content from 20% for the three months ended March 31, 2005 to 16% for the same period in 2006. The overhead component for cost of goods sold was approximately 5% for the three months ended March 31, 2005 and 2006.

Selling, General, and Administrative Expenses
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Selling, general, and administrative expenses	$1,601	$1,018
As a percent of sales	7.3%	8.2%

Selling, general, and administrative expenses increased by approximately $583,000 for the three months ended March 31, 2006 compared to the same period in 2005. The increase is primarily due to the addition of SNAI and SIT. The decrease in these expenses as a percent of sales reflects the fixed nature of certain of the costs included therein.

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

Income Before Income Taxes
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Income before income taxes	$892	$480
As a percent of sales	4.1%	3.9%

The increase in income before taxes of approximately $412,000 is directly attributable to higher sales and a focus on controlling selling and administrative costs. SNAI has incurred losses of approximately $329,000 in the three months ended March 31, 2006. However, order backlog has begun to strengthen and we anticipate the SNAI operations should return to profit in the third quarter of this year. We will continue to monitor the situation closely.

Income Tax Expense
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Income Tax Expense	$387	$187
Effective Income Tax Rate	43%	39%

Income tax expense for the first three months of 2006 was approximately $200,000 higher than for the same period of 2005. This is primarily attributed to higher taxable income as discussed in other comments within item 2.

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

Net Cash Provided from Operating Activities
(dollars in thousands)

	Three Months Ended,
	March 31,
	2006	2005

Net cash provided from operating activities	$227	$883

Net cash provided by operating activities for the three months ended March 31, 2006 was approximately $227,000 compared to approximately $883,000 for the same period last year. Net working capital increased by approximately $1.2 million compared to a decrease in net working capital of approximately $856,000 last year. This is largely attributed to the acquisition of SNAI and Litton.

Accounts Receivable
(dollars in thousands)

	March 31,	December 31,
	2006	2005

Accounts receivable	$18,584	$9,199

Average days sales outstanding	53.1	54.1

Accounts receivable as of March 31, 2006 increased by approximately $9.4 million compared to December 31, 2005. Approximately $8.2 million of the increase was a result of the acquisition of Litton. The balance of the increase of approximately $1.2 million was due to higher sales in the first quarter of 2006 compared to the final quarter of 2005.

Inventory
(dollars in thousands)

	March 31,	December 31,
	2006	2005

Inventory	$17,785	$12,225

Average inventory turnover	5.6	4.4

Inventory as of March 31, 2006 increased by approximately $5.6 million compared to December 31, 2005. Approximately $4.8 million of the increase was as result of the acquisition of Litton. The balance of the increase of $800,000 was due to a build up in inventory attributed to new customers and delays by several customers in taking orders. The average inventory turnover was 5.6 in the three months to March 31, 2006 compared to 4.4 in the year to December 31, 2005. The company continues to seek improvements in inventory turnover through smaller order quantities and vendor managed inventories.

Cash Used in Investing Activities
(dollars in thousands)

	Three Months Ended,
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

	Three Months Ended,
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

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at March 31,2006

Simclar, Inc.	Working capital	$5,000,000	$4,990,850

Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$21,650,000	$19,900,000

Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$198,519

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

	Total	Less than	1-3	4-5	Over 5
	Amounts	1 Year	Years	Years	Years
Long-term debt with interest	$24,016	$3,290	$7,827	$7,736	$5,163
Operating leases	4,644	592	1,031	916	2,105
Bank line of credit with interest	5,486	5,486	-	-	-

Total commitments	$34,146	$9,368	$8,858	$8,652	$7,268

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

We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our quarter-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our quarter-end variable rate debt would result in a negative impact of approximately $63,000 on our quarterly results of operations.

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

In August, 2006, during the review and analysis of results of operations during the second quarter of 2006 and the company’s financial condition at June 30, 2006, management discovered certain accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s consolidated subsidiary, Simclar (Mexico), Inc. Management’s investigation of these errors led to a restatement of the company’s consolidated financial statements for 2005, as described in the Company’s amended 2005 report on Form 10-K, filed October 27, 2006. Management’s investigation of the errors in the 2005 consolidated financial statements disclosed similar errors in the preparation of our consolidated financial statements for the three months ended March 31, 2006. As a result of the discovery of these errors, our management, including our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Due to the identification in this re-evaluation of a material weakness in internal control over financial reporting, as more fully described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective.

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

The control deficiencies identified by our management that existed at March 31, 2006, which in combination, resulted in a material weakness, were (a) misstatement in amounts reported in a consolidated subsidiary, (b) processes that allowed material errors to occur and go undetected on a timely basis, and (c) the failure of key accounting managers to identify the errors and take appropriate corrective actions. The control deficiencies were determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiencies, and the lack of other mitigating controls.

The misstatements identified resulted in overstated sales, understated cost of sales, overstated receivables, overstated inventories, understated payables, and overstated net income. Based upon an assessment of the impact of the adjustments to our financial results arising from these errors, as well as the carryover effect of errors made in the 2005 consolidated financial statements, we have restated the financial information presented in this Form 10-Q/A for the three months ended March 31, 2006. Adjustments are made to correct: (a) the overstatements of sales ($122,430), receivables ($331,188), inventories ($622,383), payables ($56,341), accrued expense ($26,474), and accrued income taxes ($301,032); (b) the understatements of cost of sales ($265,046) and amounts payable to major stockholders ($13,803); and (c) the overstatement of net income ($214,190), for the three months ended March 31, 2006.

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

Changes in Control Over Financial Reporting

During the three months ended March 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the subsequently discovered material weakness described above, there have been significant changes in our internal controls and the company is undertaking remedial efforts. These remedial efforts include:

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

PART II - OTHER INFORMATION

Exhibits

ExhibitNo.	Description

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Items 1, 1A, 2, 3, 4, and 5 are not applicable and have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMCLAR, INC.

Date: October 27, 2006	By	/s/ Barry J. Pardon
BARRY J. PARDON, President

Date: October 27, 2006	By	/s/ Marshall W. Griffin
MARSHALL W. GRIFFIN, Chief Financial Officer