Form 10-Q
period 2006-06-30
SIMCLAR INC
filed 2006-10-27
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock, $.01 par value per share	6,465,345 shares

SIMCLAR, INC.

FORM 10-Q

For the quarter ended June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005 (A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,547,791	$833,703
Accounts receivable, less allowances of $209,000 and $235,000 at June 30, 2006 and December 31, 2005 respectively	17,414,126	9,198,877
Inventories, less allowances for obsolescence of $1,721,000 at June 30, 2006 and $1,822,000 at December 31, 2005	19,525,077	12,225,461
Prepaid expenses and other current assets	716,178	357,703
Deferred income taxes	985,056	985,056
Total current assets	40,188,228	23,600,800

Property and equipment:
Land and improvements	547,511	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	13,439,986	10,944,591
Tools and dies	356,992	331,244
Leasehold improvements	636,033	493,694
Construction in progress	218,534	519,254
Total property and equipment	16,434,960	14,072,198
Less accumulated depreciation and amortization	6,274,054	6,003,107
Net property and equipment	10,160,906	8,069,091

Deferred expenses and other assets, net	399,665	61,398
Goodwill	9,856,041	5,917,938
Intangible assets, net	1,029,053	60,996
TOTAL ASSETS	$61,633,893	$37,710,223

(A)	Reference is made to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on October 27, 2006.

Continued

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30,	December 31,
	2006	2005 (A)
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$4,950,393	$4,990,395
Accounts payable	13,002,118	9,315,510
Accrued expenses	1,981,072	1,379,763
Accrued income taxes	524,173	371,870
Amounts payable to major stockholder, net	1,862,792	1,873,463
Current portion of long-term debt	3,600,000	1,200,000
Total current liabilities	25,920,548	19,131,001

Long-term debt	16,900,000	3,000,000
Long-term debt, subordinated	1,547,622	—
Deferred income taxes	518,926	518,926
Other long term liabilities	400,000	—
Total liabilities	45,287,096	22,649,927

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,465,345 shares at June 30, 2006 and December 31, 2005	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	4,819,077	3,522,992
Accumulated other comprehensive income	16,980	26,564
Total stockholders' equity	16,346,797	15,060,296
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,633,893	$37,710,223

(A)	Reference is made to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on October 27, 2006.

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales	$30,399,457	$13,991,410	$52,222,188	$26,348,010
Cost of goods sold	26,625,742	12,260,307	45,657,006	23,052,235
Gross Margin	3,773,715	1,731,103	6,565,182	3,295,775

Selling, general and administrative expenses	2,117,605	1,235,760	3,718,416	2,254,221
Income from operations	1,656,110	495,343	2,846,766	1,041,554

Interest expense	476,030	102,864	762,640	180,406
Other income	(104,097)	(10,011)	(92,424)	(21,137)

Income before income taxes	1,284,177	402,490	2,176,550	882,285

Income tax provision	493,836	181,363	880,465	368,484

Net income	$790,341	$221,127	$1,296,085	$513,801

Earnings per share:
Basic & diluted	$0.12	$0.03	$0.20	$0.08

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$1,296,085	$513,801
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	831,552	548,494
Deferred expenses and other assets	(338,267)	(973)
Provision for inventory obsolescence	180,142	(1,793)
Gain on disposal of property & equipment	(33,511)	—
Changes relating to operating activities, net of acquisitions:
Accounts receivable	24,434	2,123,979
Amounts receivable from / payable to major stockholder, net	(10,671)	344,286
Inventories	(2,714,326)	(1,714,555)
Prepaid expenses and other current assets	(358,475)	(186,274)
Accounts payable	1,972,734	(103,305)
Accrued expenses	407,437	223,722
Other liabilities	400,000	154,439
Income taxes payable	152,303	(775,052)
Net cash provided by operating activities	1,809,437	1,126,769

Investing activities:

Additions to property and equipment, net of minor disposals	(320,305)	(982,872)
Proceeds from sale of property and equipment	51,587	—
Acquisition of subsidiaries, net of cash acquired
Simclar (North America), Inc.	—	347,645
Simclar (Mexico), Inc.	(54,896)	—
Litton	(16,122,149)	—
Net cash used in investing activities	(16,445,763)	(634,227)

Financing activities:
Borrowing on bank line of credit	(40,002)	473,168
Proceeds from long-term borrowings	16,000,000	—
Payments on long-term bank borrowings	(600,000)	(600,000)
Net cash provided by (used in) financing activities	15,359,998	(126,832)

Effect of exchange rate fluctuations on cash	(9,584)	12,610

Net change in cash and cash equivalents	714,088	378,320
Cash and cash equivalents at beginning of period	833,703	280,015
Cash and cash equivalents at end of period	$1,547,791	$658,335

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

NOTE 3 - Inventories

Inventories net of allowance for obsolescence are comprised of the following:

	June 30,	December 31,
	2006	2005
Raw materials and supplies	$14,874,795	$9,511,799
Work in process	2,545,752	1,794,401
Finished goods	2,104,530	919,261
	$19,525,077	$12,225,461

NOTE 4 - Earnings per share

Following is a reconciliation of amounts used in the basic and diluted computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$790,341	$221,127	$1,296,085	$513,801
Weighted average number of shares of common stock outstanding	6,465,345	6,465,345	6,465,345	6,465,345
Earnings per share:
Basic & diluted	$0.12	$0.03	$0.20	$0.08

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no potentially dilutive securities for the three months or six months ended June 30, 2006 or for the same period of the preceding year.

NOTE 5 - Comprehensive Income

The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

Below is a detail of comprehensive income for the three months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Income	$790,341	$221,127	$1,296,085	$513,801
Foreign currency translation income	(11,135)	11,345	(9,584)	12,610
Comprehensive income	$780,206	$232,472	$1,286,501	$526,411

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

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate Computronics International Corp. This agreement replaces the deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006 with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS debt. The open credit balance at June 30, 2006 was approximately $2,448,000 and is reflected as a long-term debt, subordinated on the face of the financial statements with $900,000 of the balance reflected as current portion of long-term debt.

Cash payments of interest were approximately $371,000 and $620,000 for the three months and six months ended June 30, 2006, respectively compared with approximately $53,000 and $112,000 for the same periods in 2005.

NOTE 7 - Amounts Due to Major Stockholder and Other Related Party Transactions

The company had a net payable due to its parent, Simclar Group and certain of its subsidiaries of approximately $1,863,000 at June 30, 2006 and approximately $1,873,000 as of December 31, 2005.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in March 2006, SIT pays a monthly management fee to Simclar Interconnect Technologies Limited based on 2% of sales. The purpose of the fee is to support global research and development and sales and marketing management. The charges for the three months and six months ended June 30, 2006, respectively were approximately $273,000 and $379,000.

During the three months and six months ended June 30, 2006 the company sold goods with an approximate value of $536,000 and $1,040,000, respectively to Simclar International Corporation, a related party to Simclar Group.

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

The company had approximately $494,000 and $880,000 income tax expense for the three months and six months ended June 30, 2006, respectively, and approximately $181,000 and $368,000 income tax expense for the same periods ended June 30, 2005.

Income tax payments amounted to approximately $450,000 and $600,000 for the three months and six months ended June 30, 2006, respectively, and approximately $372,000 and $1,120,000 for the same periods of the preceding year.

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

On October 13, 2006, the Company has entered into a letter of intent to lease a new facility for the SIT operations in Missouri. The lease will be an operating lease with a term of 5 years with renewal options with an estimated annual lease expense of approximately $120,000.

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

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations”. The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. The full amount of the additional consideration of $1,300,000 was earned by June 30, 2005. The additional earn-out for the period July 15, 2003 to July 14, 2004 of $606,432 was recorded in the quarter ended September 30, 2004 and was paid on September 15, 2004. The additional earn-out for the period July 15, 2004 to July 14, 2005 of $693,568 was recorded in the quarter ended June 30, 2005. Of this amount, $145,944 was paid in the three months ended September 30, 2005, $437,832 was paid in the quarter ended December 31, 2005, $54,896 was paid in the quarter ended March 31, 2006 and $54,896 remains to be paid as of June 30, 2006. These additional earn-out amounts have increased the goodwill related to the acquisition of Simclar (Mexico), Inc. to $2,579,118. Results of operations have been included in the company’s consolidated financial statements prospectively from the date of acquisition.

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

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". Cash received as part of the acquisition was $347,645 and is included within current assets in the table below. The remaining net liabilities assumed of $310,645 include a $4,014,000 liability reflecting an intercompany payable from SNAI to Simclar Group and certain of its subsidiaries. The net liabilities of $310,645 were allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded a $52,207 intangible asset for the customer list of SNAI acquired as part of the acquisition. This will be amortized over a period of 60 months, representing the company's best estimate of the asset's useful life. As of June 30, 2006, SNAI has a potential contingent liability for lease dilapidation costs which is not determinable. The company has been indemnified by Simclar Group against any excess in cost over and above the current provision as part of the sale and purchase agreement, and therefore there is no risk to the company for such costs.

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

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. Refer to Note 13 for a summary of selected unaudited pro forma financial information for the three months ended June 30, 2006 and 2005, respectively, as if SNAI had been acquired at the beginning of 2005.

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

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. Refer to Note 13 for a summary of selected unaudited pro forma financial information for the three and six months ended June 30, 2006 and 2005, respectively, as if Litton had been acquired at the beginning of 2005.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Pro Forma Financial Information (Unaudited)

The following table provides selected unaudited pro forma financial information for the three-month and six-month periods ended June 30, 2006 and 2005 as if Litton and SNAI had been acquired at the beginning of 2006 and 2005 respectively. The unaudited pro forma financial information includes adjustments for intercompany transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Pro forma sales	$30,399,000	$28,749,000	$61,780,000	$56,538,000

Pro forma net income	$790,000	$853,000	$2,009,000	$1,742,000
Pro forma earnings per share:
Basic and diluted	$0.12	$0.13	$0.31	$0.27

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

Simclar, Inc. is a Florida corporation with four wholly owned subsidiaries - Simclar (Mexico), Inc., Techdyne (Europe) Limited, Simclar (North America), Inc. , and Simclar Interconnect Technologies, Inc. (“SIT”). Collectively, these entities are referred to as the “company.” On February 24, 2006, Simclar and SIT purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for $16 million in cash (subject to certain purchase price adjustments) and the assumption of certain liabilities (see Note 12 in the Notes to Consolidated Financial Statements). All material intercompany accounts and transactions have been eliminated in consolidation. The company is 73.4% owned subsidiary of Simclar Group Limited, a company incorporated in the United Kingdom.

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

In the three months ended June 30, 2006 the company experienced growth in sales and profits through acquisition and organic growth through existing customers and facilities. The following overview comments are discussed in further detail throughout this item 2:

•
Revenues grew by approximately 117% and 98%, respectively, for the three months and six months ended June 30, 2006 compared to the same period in 2005; for the three month period approximately 20% growth was from existing customers and facilities while there was approximately 97% growth in revenue through acquisitions; for the six month period growth from existing customers accounted for 22% while acquisitions contributed 76%.

•
Gross margin increased by approximately $2,043,000 and $3,269,407, respectively, for the three months and six months ended June 30, 2006 compared to the same period in 2005; the improved gross margin is attributed to higher revenues as mentioned above.

•	Net income was approximately $790,000 for the three months ended June 30, 2006 compared to approximately $221,000 for the three months ended June 30, 2005.

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

Our lease on the Round Rock, TX facility expired on May 31, 2006. Management chose not to renew that lease and we have moved all customer orders to other Simclar facilities. We will continue to have a sales office in the greater Austin, TX area but with substantially fewer employees and reduced costs. We do not anticipate any loss of customers or sales as a result of this action; however, we do expect a cost savings. We do not anticipate any material negative affects as a result of this move.

On October 13, 2006, the company has entered into a letter of intent to lease a new facility for the SIT operations in Missouri. The lease will be an operating lease with a term of 5 years with renewal options with an estimated annual lease expense of approximately $120,000.

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

Results of Operations - Three Months and Six Months Ended June 30, 2006

Net Sales
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$30,399	$13,991	$52,222	$26,348

The increase in second quarter 2006 sales of approximately $16.4 million over the same period in 2005 is largely attributed to SNAI sales of $1.6 million and SIT sales of approximately $13.6 million, with the balance of the increase of approximately $1.2 million being a result of organic growth, particularly in our plants in Mexico and Florida.

Gross Profit
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Gross profit	$3,774	$1,731	$6,565	$3,296
Gross profit margin	12.4%	12.4%	12.6%	12.5%

Gross profit increased by approximately $2.0 million for the three months ended June 30, 2006 compared to the same period in 2005. Gross profit benefited by higher sales volumes as discussed above. The largest influence on our gross margin percentage is material costs and product mix.

Selling, General, and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Selling, general, and administrative expenses	$2,118	$1,236	$3,718	$2,254
As a percent of sales	7.0%	8.8%	7.1%	8.6%

Selling, general, and administrative expenses increased by approximately $882,000 for the three months ended June 30, 2006 compared to the same period in 2005. The increase is primarily due to the addition of SNAI and SIT. The decrease in these expenses as a percent of sales reflects the fixed nature of certain of the costs included therein.

Interest Expense
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest expense	$476	$103	$763	$180
As a percent of sales	1.6%	0.7%	1.5%	0.7%

Several factors have affected interest expense since the second quarter of 2005, including increased borrowing attributed to the acquisition of Litton, capital investment to expand production capabilities in our Mexican facilities, and increased interest rates.

Average debt levels for the three month period ended June 30, 2006 and same period for 2005 were approximately $24.7 million and approximately $8.7 million respectively.

Average interest rates in the quarter ended June 30, 2006 were 7.7% compared to 4.9% for the quarter ended June 30, 2005.

Income Before Income Taxes
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income before income taxes	$1,284	$402	$2,177	$882
As a percent of sales	4.2%	2.9%	4.2%	3.3%

The increase in income before taxes of approximately $882,000 is directly attributable to higher sales and a focus on controlling costs. SNAI has incurred losses of approximately $200,000 in the three months ended June 30, 2006. However, this is an improvement over the three months ended March 31, 2006 and order backlog has continued to strengthen and we anticipate the SNAI operations should return to profit in the third quarter of this year. We will continue to monitor the situation closely.

Income Tax Expense
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income tax expense	$494	$181	$880	$368
As a percent of sales	1.6%	1.3%	1.7%	1.4%

Income tax expense for the three months and six months ended June 30, 2006 were approximately $313,000 and $512,000 higher than for the same respective periods of 2005. This is primarily attributed to higher taxable income as discussed in other comments within item 2.

Liquidity and Capital Resources at June 30, 2006

Cash and Cash Equivalents
(dollars in thousands)

	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$1,548	$834

Cash and cash equivalents were approximately $1,548,000 as of June 30, 2006 compared to approximately $834,000 as of December 31, 2005. Excess liquid funds are invested in short-term interest-bearing accounts at financial institutions.

Net Cash Provided from Operating Activities
(dollars in thousands)
	Six Months Ended
	June 30,
	2006	2005
Net cash provided from operating activities	$1,809	$1,127

Net cash provided by operating activities for the six months ended June 30, 2006 was approximately $1,809,000 compared to approximately $1,127,000 for the same period last year. This increase of approximately $682,000 is substantially due to the acquisition of Litton.

Accounts Receivable
(dollars in thousands)
	June 30,	December 31,
	2006	2005

Accounts receivable	$17,414	$9,199

Average days sales outstanding	51.6	54.1

Accounts receivable as of June 30, 2006 increased by approximately $8.2 million compared to December 31, 2005. Approximately $7.8 million of the increase was a result of the acquisition of Litton. The balance of the increase of approximately $400,000 was due to higher sales in the three months ended June 30, 2006 compared to the same period in 2005.

Inventory
(dollars in thousands)

	June 30,	December 31,
	2006	2005

Inventory	$19,525	$12,225

Average inventory turnover	5.5	4.4

Inventory as of June 30, 2006 increased by approximately $7.3 million compared to December 31, 2005. Approximately $6.6 million of the increase was as result of the acquisition of Litton. The balance of the increase of $700,000 was due to a build up in inventory attributed to new customers and delays by several customers in taking orders. The average inventory turnover was 5.5 in the three months to June 30, 2006 compared to 4.4 in the year to December 31, 2005. The company continues to seek improvements in inventory turnover through smaller order quantities and vendor managed inventories.

Cash Used in Investing Activities
(dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

Net cash used in investing activities	($ 16,446)	($ 634)

Investing activities for the six months ended June 30, 2006 included approximately $320,000 for equipment purchases and approximately $52,000 proceeds for equipment sold, approximately $55,000 for payments for additional earn-out amount related to the Simclar (Mexico) acquisition, and approximately $16.1 million related to the Litton acquisition. This compares to approximately $59,000 invested in equipment and approximately $348,000 received through the acquisition of SNAI during the same period in 2005.

Cash Provided by (Used in) Financing Activities
(dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash provided by (used in) financing activities	$15,360	($ 127)

Financing activities for the six months ended June 30, 2006 included term loan repayments of $600,000 and a decrease in the amount borrowed on our lines of credit of approximately $40,000 and the $16 million increase in our long-term credit facility to fund the Litton acquisition. This is compared to $600,000 term loan repayments and approximately $473,000 increase to our line of credit in the same period in 2005.

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at June 30,2006
Simclar, Inc.	Working capital	$5,000,000	$4,950,393
Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$21,650,000	$19,600,000
Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$0

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at June 30, 2006 was 6.67% based on the three month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 3.5%. The interest rate in effect for tranches A and B at June 30, 2006 was 6.67% based on the three month election. The interest rate in effect at June 30, 2006 for tranche C was 7.71% and for tranche D was 8.71% based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

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

In addition, our credit facilities require us to maintain:

•	consolidated adjusted net worth greater than $15,000,000 with effect from June 30, 2006 (tested on a quarterly basis);
•	a ratio of consolidated current assets to consolidated net borrowing prior to December 31, 2007 of not less than 1:1 and thereafter not to be less than 1.5:1 (tested on a quarterly basis);
•	a ratio of consolidated trade receivables to consolidated net borrowing of not less than 0.5:1 prior to December 31, 2007 and not less than 0.75:1 thereafter (tested on a quarterly basis);
•
a ratio of EBIT to total interest not less than 3:1 until June 30, 2006; not less than 3.5:1 from April 1, 2006 to June 30, 2006; and not less than 4:1 thereafter (tested on a quarterly basis beginning December 31, 2005); and

•
a ratio of net borrowings to EBITDA not to exceed 5:1 through December 31, 2006; not less than 4.5:1 from January 1, 2007 to December 31, 2007; not less than 4:1 from January 1, 2008 to December 31, 2008; not less than 3.5:1 from January 1, 2009 to December 31, 2009; and not less than 3:1 thereafter (tested on a quarterly basis beginning December 31, 2006).

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

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate Computronics International Corp. This agreement replaces the deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006 with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS debt. The open credit balance at June 30, 2006 was approximately $2,448,000 and is reflected as a long-term debt, subordinated on the face of the financial statements with $900,000 of the balance reflected as current portion of long-term debt.

The following table outlines our commitments at June 30, 2006 (dollars in thousands):

	Total	Less than	1-3	4-5	Over 5
	Amounts	1 Year	Years	Years	Years
Long-term debt with interest	$23,438	$3,759	$7,493	$7,892	$4,294
Operating leases	4,450	529	1,027	868	2,026
Bank line of credit with interest	5,233	5,233	—	—	—
Long-term subordinated debt with interest	2,544	846	1,698	—	—
Total commitments	$35,665	$10,367	$10,218	$8,760	$6,320

The company’s near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and meeting the company’s required bank debt obligations. We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility is sufficient to fund our operating, investing, and financing activities.

Critical Accounting Policies

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K/A for the year ended December 31, 2005. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K/A for the year ended December 31, 2005. There have been no material changes to these accounting policies during the six months ended June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term interest-bearing accounts at financial institutions in which we had excess cash invested in interest bearing accounts at June 30, 2006.

Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $24,550,000 at June 30, 2006.

We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our quarter-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our quarter-end variable rate debt would result in a negative impact of approximately $61,000 on our quarterly results of operations.

Our exposure to market risks from foreign currency exchange rates is minimal.

ITEM 4. CONTROLS AND PROCEDURES

Overview

The company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the specified time periods. As a part of these controls, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

In August 2006, during the review and analysis of results of operations during the second quarter of 2006 and the company’s financial condition at June 30, 2006, management discovered certain accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s consolidated subsidiary, Simclar (Mexico), Inc. Management’s investigation of these errors led to a restatement of the company’s consolidated financial statements for 2005 that are described in the company’s amended 2005 report on Form 10-K/A, filed October 27, 2006. Management’s investigation of the errors in the 2005 consolidated financial statements disclosed similar errors in the preparation of our consolidated financial statements for the three months ended March 31, 2006, leading to a restatement of these financial statements as described in the company’s amended report on Form 10-Q/A, filed on October 27, 2006. The discovery of these errors and the resulting investigation also delayed the filing of this report, which was originally due on August 14, 2006. Because of this delay, the company was unable to report within the specified time period including the allowable extension period. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006. As more fully described below, due to the identification in this evaluation of a continuing material weakness in internal control over financial reporting that had been identified in the previous periods referenced above and the inability to report within the specified time period, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The control deficiencies identified by our management that existed at June 30, 2006, which in combination, resulted in a material weakness, were (a) misstatement in amounts reported in a consolidated subsidiary, (b) processes that allowed material errors to occur and go undetected on a timely basis, and (c) the failure of key accounting managers to identify the errors and take appropriate corrective actions. The control deficiencies were determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiencies, and the lack of other mitigating controls.

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

Changes in Control Over Financial Reporting

During the three months ended June 30, 2006, other than indicated above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the subsequently discovered material weakness described above, the company is currently in the remediation process. These remediation efforts include:

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

The company continues to evaluate these and other possible improvements to its disclosure controls and internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, believes that once these remediation efforts, taken as a whole, are complete, our disclosure controls and procedures will be designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act have been recorded, processed, summarized and reported correctly, and that they provide such assurance with respect to the information contained in this report. Management believes that its controls and procedures will continue to improve as a result of the further implementation and refinement of the remediation efforts described above.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Simclar, Inc. held its annual meeting of shareholders on June 9, 2006 for the purpose of electing seven directors. The nominees were: Samuel J. Russell, Barry J. Pardon, John Ian Durie, Christina M.J. Russell, A. Graeme Manson, Patrick Lacchia, and Kenneth M. Mackay, M.D. Each nominee was elected by total of 4,745,120 shares voted for and no votes withheld.

Items 1, 1A, 2, 3, and 5 are not applicable and have been omitted

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

SIMCLAR, INC.
Date: October 27, 2006

By:  /s/ Barry J. Pardon

BARRY J. PARDON, President

Date: October 27, 2006

By:  /s/ Marshall W. Griffin

MARSHALL W. GRIFFIN, Chief Financial Officer