Form 10-Q
period 2006-09-30
SIMCLAR INC
filed 2006-11-14
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  [  ]   Accelerated filer  [  ]  Non-accelerated filer  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes [  ]   No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $.01 par value per share	6,465,345 shares

SIMCLAR, INC.

Form 10-Q

For the quarter ended September 30, 2006

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

1) Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3

2) Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2006 and September 30, 2005	5

3) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and September 30, 2005	6

4) Notes to Consolidated Financial Statements as of September 30, 2006 (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II -- OTHER INFORMATION

Item 6. Exhibits	26

Signatures	26

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005 (A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,474,516	$833,703
Accounts receivable, less allowances of $201,000 and $235,000 at September 30, 2006 and December 31, 2005 respectively	17,535,265	9,198,877
Inventories, less allowances for obsolescence of $1,682,000 at September 30, 2006 and $1,822,000 at December 31, 2005	19,217,200	12,225,461
Prepaid expenses and other current assets	697,485	357,703
Deferred income taxes	985,056	985,056
Total current assets	40,909,522	23,600,800

Property and equipment:
Land and improvements	547,511	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	15,389,340	12,793,206
Tools and dies	356,992	331,244
Leasehold improvements	636,752	493,694
Construction in progress	179,167	519,254
Total property and equipment	18,345,666	15,920,813
Less accumulated depreciation and amortization	8,545,877	7,851,722
Net property and equipment	9,799,789	8,069,091

Deferred expenses and other assets, net	367,887	61,398
Goodwill	9,856,041	5,917,938
Intangible assets, net	970,026	60,996
TOTAL ASSETS	$61,903,265	$37,710,223

(A) Reference is made to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on October 27, 2006.

Continued

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30,	December 31,
	2006	2005 (A)
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$4,915,473	$4,990,395
Accounts payable	12,341,173	9,315,510
Accrued expenses	2,159,143	1,379,763
Accrued income taxes	498,451	371,870
Amounts payable to major stockholder, net	2,536,734	1,873,463
Current portion of long-term debt	4,041,033	1,200,000
Total current liabilities	26,492,007	19,131,001

Long-term debt	16,100,000	3,000,000
Long-term debt, subordinated	1,432,129	-
Deferred income taxes	518,926	518,926
Other long term liabilities	400,000	-
Total liabilities	44,943,062	22,649,927

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,465,345 shares at September 30, 2006 and December 31, 2005	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	5,436,945	3,522,992
Accumulated other comprehensive income	12,518	26,564
Total stockholders' equity	16,960,203	15,060,296
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,903,265	$37,710,223

(A) Reference is made to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on October 27, 2006.

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales	$30,653,658	$16,591,601	$82,875,846	$42,939,611
Cost of goods sold	26,741,982	14,772,227	72,398,988	37,824,462
Gross Margin	3,911,676	1,819,374	10,476,858	5,115,149

Selling, general and administrative expenses	2,318,416	1,286,713	6,036,832	3,540,934
Income from operations	1,593,260	532,661	4,440,026	1,574,215

Interest expense	522,811	139,515	1,285,451	319,921
Other expense / (income)	38,312	(2,938)	(54,112)	(24,075)

Income before income taxes	1,032,137	396,084	3,208,687	1,278,369

Income tax provision	414,269	154,473	1,294,734	522,957

Net income	$617,868	$241,611	$1,913,953	$755,412

Earnings per share:
Basic & diluted	$0.10	$0.04	$0.30	$0.12

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$1,913,953	$755,412
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	1,319,704	905,710
Provision for inventory obsolescence	267,595	219,279
Provision for doubtful accounts	50,000	-
Gain on disposal of property & equipment	(23,874)	-
Changes relating to operating activities, net of acquisitions:
Accounts receivable	(146,705)	(346,694)
Amounts receivable from / payable to major stockholder, net	663,271	657,158
Inventories	(2,493,902)	(1,513,764)
Other assets and liabilities	(246,271)	(63,239)
Accounts payable	1,359,253	988,270
Accrued expenses	585,508	(34,602)
Income taxes payable	126,581	(785,624)
Net cash provided by operating activities	3,375,113	781,906

Investing activities:

Additions to property and equipment, net of minor disposals	(574,750)	(1,332,137)
Proceeds from sale of property and equipment	228,387	-
Acquisition of subsidiaries, net of cash acquired
Simclar (North America), Inc.	-	347,645
Simclar (Mexico), Inc.	(54,896)	(148,154)
Litton	(16,122,149)	-
Net cash used in investing activities	(16,523,408)	(1,132,646)

Financing activities:
Borrowing on bank line of credit	(74,922)	1,323,168
Proceeds from long-term borrowings	16,000,000	-
Payments on long-term bank borrowings	(1,121,924)	(900,000)
Net cash provided by financing activities	14,803,154	423,168

Effect of exchange rate fluctuations on cash	(14,046)	11,753

Net change in cash and cash equivalents	1,640,813	84,181
Cash and cash equivalents at beginning of period	833,703	280,015
Cash and cash equivalents at end of period	$2,474,516	$364,196

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

Certain amounts in prior years have been reclassified to conform to the 2006 consolidated financial statements.

NOTE 2 - Recently Issued Accounting Pronouncements

Refer to the company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 for relevant accounting pronouncements adopted as of January 1, 2006. The adoption of those accounting pronouncements did not have a material effect on the company’s consolidated results of operations, financial position and cash flows.

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, the provisions of FIN 48 provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effects of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending December 31, 2008. The company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Inventories

Inventories net of allowance for obsolescence are comprised of the following:

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$14,171,566	$9,511,799
Work in process	2,318,078	1,794,401
Finished goods	2,727,556	919,261
	$19,217,200	$12,225,461

NOTE 4 - Earnings per share

Following is a reconciliation of amounts used in the basic and diluted computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$617,868	$241,611	$1,913,953	$755,412
Weighted average number of shares of common stock outstanding	6,465,345	6,465,345	6,465,345	6,465,345
Earnings per share:
Basic & diluted	$0.10	$0.04	$0.30	$0.12

There were no potentially dilutive securities for the three months or nine months ended September 30, 2006 or for the same period of the preceding year.

NOTE 5 - Comprehensive Income

The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

Below is a detail of comprehensive income for the three months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Income	$617,868	$241,611	$1,913,953	$755,412
Foreign currency translation income (loss)	(4,462)	857	(14,046)	11,753
Comprehensive income	$613,406	$242,468	$1,899,907	$767,165

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the loans from BoS, the company, SIT and other subsidiaries entered into an amended security agreement, pursuant to which BoS was granted a security interest in substantially all of their respective assets to secure the company's borrowings under its credit facilities, and a guaranty pursuant to which SIT guaranteed the obligations of the company to BoS under the credit facilities.

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate, Computronics International Corp. This agreement replaces the deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006, with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS debt. The balance at September 30, 2006 was approximately $2,273,000 and is reflected as a long-term debt, subordinated on the face of the financial statements, net of $841,000 reflected in current portion of long-term debt.

Cash payments of interest were approximately $491,000 and $1,111,000 for the three months and nine months ended September 30, 2006, respectively compared with approximately $57,000 and $169,000 for the same periods in 2005.

NOTE 7 - Amounts Due to Major Stockholder and Other Related Party Transactions

The company had a net payable due to its parent, Simclar Group, certain of its subsidiaries and a related party of approximately $2,537,000 at September 30, 2006 and approximately $1,873,000 as of December 31, 2005. The payable accrues interest at the rate of LIBOR plus 1.5%. Interest expense related to this payable was approximately $31,000 and $90,000 respectively for the three months and nine months ended September 30, 2006.

Beginning in March 2006, SIT pays a monthly management fee to Simclar Interconnect Technologies Limited, a related party to Simclar Group, based on 2% of sales. The purpose of the fee is to support global research and development and sales and marketing management. The charges for the three months and nine months ended September 30, 2006, respectively were approximately $236,000 and $615,000.

During the three months and nine months ended September 30, 2006, the company sold goods with an approximate value of $204,000 and $1,244,000, respectively to Simclar International Corporation, a related party to Simclar Group.

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

The company had approximately $414,000 and $1,295,000 income tax expense for the three months and nine months ended September 30, 2006, respectively, and approximately $154,000 and $523,000 income tax expense for the same periods ended September 30, 2005.

Income tax payments amounted to approximately $356,000 and $956,000 for the three months and nine months ended September 30, 2006, respectively, and approximately $177,000 and $1,297,000 for the same periods of the preceding year.

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

On October 13, 2006, the company has entered into a letter of intent to lease a new facility for the SIT operations in Missouri. The lease will be an operating lease with a term of 5 years, with renewal options, and with an estimated annual lease expense of approximately $120,000.

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

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations”. The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. The full amount of the additional consideration of $1,300,000 was earned by June 30, 2005. The additional earn-out for the period July 15, 2003 to July 14, 2004 of $606,432 was recorded in the quarter ended September 30, 2004 and was paid on September 15, 2004. The additional earn-out for the period July 15, 2004 to July 14, 2005 of $693,568 was recorded in the quarter ended June 30, 2005. Of this amount, $145,944 was paid in the three months ended September 30, 2005, $437,832 was paid in the quarter ended December 31, 2005, $54,896 was paid in the quarter ended March 31, 2006 and $54,896 remains to be paid as of September 30, 2006. These additional earn-out amounts have increased the goodwill related to the acquisition of Simclar (Mexico), Inc. to $2,579,118. Results of operations have been included in the company’s consolidated financial statements prospectively from the date of acquisition.

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

NOTE 11 - Acquisition of Simclar (North America), Inc. - continued

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

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". Cash received as part of the acquisition was $347,645 and is included within current assets in the table below. The remaining net liabilities assumed of $310,645 include a $4,014,000 liability reflecting an intercompany payable from SNAI to Simclar Group and certain of its subsidiaries. The net liabilities of $310,645 were allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded a $52,207 intangible asset for the customer list of SNAI acquired as part of the acquisition. This will be amortized over a period of 60 months, representing the company's best estimate of the asset's useful life. As of September 30, 2006, SNAI has a potential contingent liability for lease dilapidation costs which is not determinable. The company has been indemnified by Simclar Group against any excess in cost over and above the current provision as part of the sale and purchase agreement, and therefore there is no risk to the company for such costs.

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

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. Refer to Note 13 for a summary of selected unaudited pro forma financial information for the three and nine months ended September 30, 2006 and 2005, respectively, as if SNAI had been acquired at the beginning of 2005.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Acquisition of Litton

On February 24, 2006, the company and SIT, its newly-formed wholly owned subsidiary, purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc. ("Litton"), a subsidiary of Northrop Grumman Corporation, for $16 million in cash and the assumption of certain liabilities. The purchase price was subject to adjustment based on Litton’s net working capital at the date of the acquisition; however, no such adjustment subsequently arose. At the same time, Simclar Group Limited also acquired from Litton Systems International, Inc. and Litton U.K. Ltd. all of the share equity of Litton Electronics (Suzhou) Co. Ltd., a subsidiary organized in China, and certain assets of the Interconnect Technologies Division assembly business in the U.K., respectively, through its subsidiary Simclar Interconnect Technologies Limited.

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

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. Refer to Note 13 for a summary of selected unaudited pro forma financial information for the three and nine months ended September 30, 2006 and 2005, respectively, as if Litton had been acquired at the beginning of 2005.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Pro Forma Financial Information (Unaudited)

The following table provides selected unaudited pro forma financial information for the three-month and nine-month periods ended September 30, 2006 and 2005 as if Litton and SNAI had been acquired at the beginning of 2006 and 2005 respectively. The unaudited pro forma financial information includes adjustments for intercompany transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Pro forma sales	$30,654,000	$28,076,000	$92,435,000	$84,614,000

Pro forma net income	$618,000	$650,000	$2,627,000	$2,392,000
Pro forma earnings per share:
Basic and diluted	$0.10	$0.10	$0.41	$0.37

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Simclar, Inc. is a Florida corporation with four wholly owned subsidiaries - Simclar (Mexico), Inc., Techdyne (Europe) Limited, Simclar (North America), Inc. and Simclar Interconnect Technologies, Inc. (“SIT”). Collectively, these entities are referred to as the “company.” On February 24, 2006, Simclar and SIT purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for $16 million in cash and the assumption of certain liabilities (see Note 12 in the Notes to Consolidated Financial Statements). All material intercompany accounts and transactions have been eliminated in consolidation. The company is 73.4% owned subsidiary of Simclar Group Limited, a company incorporated in the United Kingdom.

We strive to build on our integrated manufacturing capabilities, final system assemblies and testing. The combination of our advanced backplane interconnect solutions with our capabilities to supply printed circuit board (“PCB”) assemblies, metal fabrication, cabling solutions and higher level assemblies provides a valuable one-stop-shop for OEM system design and integration needs. In addition, vertical integration provides us with greater control over quality, delivery and cost. Our products are manufactured to customer specifications for OEMs in a variety of markets including the data processing, telecommunications, instrumentation, and food preparation equipment industries. The company has five manufacturing plants and two sales offices and has approximately 950 employees.

In the three months ended September 30, 2006 the company experienced growth in sales and profits through acquisition and organic growth from existing customers and facilities. The following overview comments are discussed in further detail throughout this item 2:

•
Revenues grew by approximately 85% and 93%, respectively, for the three months and nine months ended September 30, 2006 compared to the same period in 2005; for the three month period approximately 16% growth was from existing customers and facilities while there was approximately 69% growth in revenue through acquisitions; for the nine month period growth from existing customers accounted for 19% while acquisitions contributed 74%.

•
Gross margin increased by approximately $2,092,000 and $5,362,000, respectively, for the three months and nine months ended September 30, 2006 compared to the same period in 2005; the improved gross margin is attributed to higher revenues as mentioned above and improved gross margin percentages.

•	Net income was approximately $618,000 for the three months ended September 30, 2006 compared to approximately $242,000 for the three months ended September 30, 2005.

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

On October 13, 2006, the company entered into a letter of intent to lease a new facility for the SIT operations in Missouri. The lease will be an operating lease with a term of 5 years with renewal options with an estimated annual lease expense of approximately $120,000. The move from the existing facility to the new facility will occur in February 2007. The company recognizes the risk of disrupting product shipments and is planning the move to minimize the impact on our customers. We do not anticipate any lost revenues nor any material negative affects as a result of the move to the new facility.

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

Investors are cautioned that forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the potential effects of a loss of one or more key customers, covenants contained in our bank loan agreements, competition in the electronics manufacturing services industry, the cyclical nature of our business, the lack of long-term agreements with our customers, shortages of and price increases in the components of devices we manufacture, our ability to keep up with technological changes in our industry, changes in interest rates, changes in cash flows from operations, the effectiveness of our internal controls, and other risks, uncertainties and factors described in our most recent Annual Report on Form 10-K/A and other filings from time to time with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Results of Operations - Three Months and Nine Months Ended September 30, 2006

Net Sales
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$30,654	$16,592	$82,876	$42,940

The increase in third quarter 2006 sales of approximately $14.1 million over the same period in 2005 is largely attributed to SNAI sales of $1.6 million and SIT sales of approximately $11.4 million, with the balance of the increase of approximately $1.1 million being a result of organic growth, particularly in our plants in Mexico and Florida. For the nine months ended September 30, 2006 sales have increased approximately $39.9 million over the same period in 2005. The growth in sales can be attributed to the addition of SNAI sales of approximately $1.6 million and the addition of SIT sales of approximately $30.3 million with the balance of $8.0 million coming from increased sales from existing locations and customers.

Thirty one customers make up approximately 80% of our sales year to date. Tellabs is the only customer that exceeds 10% and accounts for approximately 17% of our total sales for the nine months ended September 30, 2006. Our customers are involved in a wide range of markets and the significant industry segments represented in our revenues include:

	Nine Months Ended September 30,	Year Ended December 31,
	2006	2005	2004
Data processing	11%	25%	26%
Food preparation equipment	9%	18%	18%
Instrumentation	8%	16%	15%
Power equipment	10%	17%	15%
Telecommunications	41%	12%	12%
Contract manufacturing	12%	1%	1%
Military and government	4%	4%	5%
Other	5%	7%	7%

The significant change in revenues by industry segments is directly correlated to the contribution of the SIT sales which are primarily into the telecommunications segment and to other electronics contract manufacturers.

Gross Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Gross profit	$3,912	$1,819	$10,477	$5,115
Gross profit margin	12.8%	11.0%	12.6%	11.9%

Gross profit increased by approximately $2.1 million and $5.4 million for the three months and nine months ended September 30, 2006 compared to the same periods in 2005. Gross profit benefited by higher sales volumes as discussed above and improved gross margins. The main factors that influence our gross margin percentage are material costs, product mix and plant utilization due to the higher volumes.

Selling, General, and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Selling, general, and administrative expenses	$2,318	$1,286	$6,037	$3,541
As a percent of sales	7.6%	7.8%	7.3%	8.2%

Selling, general, and administrative expenses increased by approximately $1,032,000 and $2,496,000 for the three months and nine months ended September 30, 2006 respectively compared to the same period in 2005. The increase is primarily due to the acquisition of SNAI and Litton. There were approximately $136,000 o f expenses related to our investigations in Mexico during the three months ended September 30, 2006.

Interest Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest expense	$523	$140	$1,285	$320
As a percent of sales	1.7%	0.8%	1.6%	0.7%

Several factors have affected interest expense since the third quarter of 2005, including increased borrowing attributed to the acquisition of Litton, capital investment to expand production capabilities in our Mexican facilities, and increased interest rates.

Average debt levels for the three month period ended September 30, 2006 and same period for 2005 were approximately $24.4 million and approximately $8.5 million respectively.

Average interest rates in the quarter ended September 30, 2006 were 7.8% compared to 6.5% for the quarter ended September 30, 2005.

Income Before Income Taxes
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income before income taxes	$1,032	$396	$3,209	$1,278
As a percent of sales	3.4%	2.4%	3.9%	3.0%

The increase in income before taxes of approximately $636,000 and $1.9 million for the three months and nine months ended September 30, 2006 compared to the same period in 2005 are directly attributable to higher sales and a focus on controlling costs. This is exhibited by the increase as a percentage of sales. We continue to seek opportunities to reduce our over all cost structure.

Income Tax Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income tax expense	$414	$154	$1,295	$523
As a percent of sales	1.4%	0.9%	1.6%	1.2%

Income tax expense for the three months and nine months ended September 30, 2006 were approximately $260,000 and $772,000 higher than for the same respective periods of 2005. This is primarily attributed to higher taxable income as discussed in other comments within item 2.

Liquidity and Capital Resources at September 30, 2006

Cash and Cash Equivalents
(dollars in thousands)

	September 30,	December 31,
	2006	2005

Cash and cash equivalents	$2,475	$834

Cash and cash equivalents were approximately $2,475,000 as of September 30, 2006 compared to approximately $834,000 as of December 31, 2005. Excess liquid funds are invested in short-term interest-bearing accounts at financial institutions.

Net Cash Provided from Operating Activities
(dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Net cash provided from operating activities	$3,375	$782

Net cash provided by operating activities for the nine months ended September 30, 2006 was approximately $3,375,000 compared to approximately $782,000 for the same period last year. This increase of approximately $2.6 million is substantially due to the acquisition of Litton.

Accounts Receivable
(dollars in thousands)

	September 30,	December 31,
	2006	2005

Accounts receivable	$17,535	$9,199

Average days sales outstanding	51.9	54.1

Accounts receivable as of September 30, 2006 increased by approximately $8.3 million compared to December 31, 2005. Approximately $6.4 million of the increase was the result of the acquisition of Litton. The balance of the increase of approximately $1.9 million was due to higher sales in the nine months ended September 30, 2006 compared to the same period in 2005.

Inventory
(dollars in thousands)

	September 30,	December 31,
	2006	2005

Inventory	$19,217	$12,225

Average inventory turnover	5.5	4.4

Inventory as of September 30, 2006 increased by approximately $7.0 million compared to December 31, 2005. Approximately $6.0 million of the increase was the result of the acquisition of Litton. The average inventory turnover was 5.5 in the nine months to September 30, 2006 compared to 4.4 in the year to December 31, 2005. The company continues to seek improvements in inventory turnover through smaller order quantities and vendor managed inventories.

Cash Used in Investing Activities
(dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Net cash used in investing activities	($ 16,523)	($ 1,133)

Investing activities for the nine months ended September 30, 2006 included approximately $575,000 for equipment purchases and approximately $228,000 proceeds for equipment sold, approximately $55,000 for payments for additional earn-out amount related to the Simclar (Mexico) acquisition, and approximately $16.1 million related to the Litton acquisition. This compares to approximately $1.3 million invested in equipment primarily in Mexico, approximately $148,000 for additional earn-out payments related to the Simclar (Mexico) acquisition, and approximately $348,000 received through the acquisition of SNAI during the same period in 2005.

Cash Provided by Financing Activities
(dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash provided by financing activities	$14,803	$423

Financing activities for the nine months ended September 30, 2006 included term loan repayments of $900,000, a principal payment of approximately $222,000 on the Winsson debt, a decrease in the amount borrowed on our lines of credit of approximately $75,000 and the $16 million increase in our long-term credit facility to fund the Litton acquisition. This is compared to $900,000 term loan repayments and approximately $1.3 million increase to our line of credit to finance our investing activities and working capital requirements in the same period in 2005.

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at September 30,2006

Simclar, Inc.	Working capital	$5,000,000	$4,915,473

Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$21,650,000	$19,300,000

Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$0

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at September 30, 2006 was 6.83% based on the one month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 3.5%. The interest rate in effect for tranches A and B at September 30, 2006 was 6.83% based on the one month election. The interest rate in effect at September 30, 2006 for tranche C was 7.83% and for tranche D was 8.83% based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

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
•
a ratio of EBIT to total interest not less than 3:1 until June 30, 2006; not less than 3.5:1 from April 1, 2006 to September 30, 2006; and not less than 4:1 thereafter (tested on a quarterly basis beginning December 31, 2005); and

•
a ratio of net borrowings to EBITDA not to exceed 5:1 through December 31, 2006; not less than 4.5:1 from January 1, 2007 to December 31, 2007; not less than 4:1 from January 1, 2008 to December 31, 2008; not less than 3.5:1 from January 1, 2009 to December 31, 2009; and not less than 3:1 thereafter (tested on a quarterly basis beginning December 31, 2006).

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

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate Computronics International Corp. This agreement replaces the deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006 with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS debt. The balance at September 30, 2006 was approximately $2,273,000 and is reflected as a long-term debt, subordinated on the face of the financial statements with $841,000 of the balance reflected as current portion of long-term debt.

The following table outlines our commitments at September 30, 2006 (dollars in thousands):

	Total	Less than	1-3	4-5	Over 5
	Amounts	1 Year	Years	Years	Years
Long-term debt with interest	$24,141	$4,585	$7,730	$8,361	$3,465
Operating leases	4,187	524	896	821	1,946
Bank line of credit with interest	5,251	5,251	-	-	-
Long-term subordinated debt with interest	2,316	843	1,473	-
Total commitments	$35,895	$11,203	$10,099	$9,182	$5,411

The company’s near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and meeting the company’s required bank debt obligations. We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility is sufficient to fund our operating, investing, and financing activities.

Critical Accounting Policies

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K/A for the year ended December 31, 2005. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K/A for the year ended December 31, 2005. There have been no material changes to these accounting policies during the nine months ended September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term interest-bearing accounts at financial institutions in which we had excess cash invested in interest bearing accounts at September 30, 2006.

Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $24,215,000 at September 30, 2006.

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

In August 2006, during the review and analysis of results of operations during the second quarter of 2006 and the company’s financial condition at June 30, 2006, management discovered certain accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s consolidated subsidiary, Simclar (Mexico), Inc. Management’s investigation of these errors led to a restatement of the company’s consolidated financial statements for 2005 that are described in the company’s amended 2005 report on Form 10-K/A, filed October 27, 2006. Management’s investigation of the errors in the 2005 consolidated financial statements disclosed similar errors in the preparation of our consolidated financial statements for the three months ended March 31, 2006, leading to a restatement of these financial statements as described in the company’s amended report on Form 10-Q/A, filed on October 27, 2006. The discovery of these errors and the resulting investigation also delayed the filing of our report on Form 10-Q for the quarter ended June 30, 2006, originally due on August 14, 2006, but which ultimately was filed on October 27, 2006.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006. As more fully described below, due to the continuation of a material weakness in internal control over financial reporting that had been identified in the previous periods referenced above, and notwithstanding the commencement of remediation efforts, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were still not effective.

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

The control deficiencies identified by our management that existed at September 30, 2006, which in combination resulted in a material weakness, were (a) misstatement in amounts reported in a consolidated subsidiary, (b) processes that allowed material errors to occur and go undetected on a timely basis, and (c) the failure of key accounting managers to identify the errors and take appropriate corrective actions. The control deficiencies were determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiencies, and the lack of other mitigating controls.

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

Changes in Control Over Financial Reporting

As a result of the discovery of the material weakness described above, the company began the process of remediation, which resulted in changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2006. These remediation efforts materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our remediation efforts, which have continued following completion of the quarter, include:

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

The company continues to evaluate these and other possible improvements to its disclosure controls and internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, believes that (i) once these remediation efforts are completely implemented, our disclosure controls and procedures will be designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act have been recorded, processed, summarized and reported correctly, and (ii) that our disclosure controls and procedures provide such assurance with respect to the information contained in this report. Management believes that the company’s controls and procedures will continue to improve as a result of the further implementation and refinement of the remediation efforts described above.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted

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

SIMCLAR, INC.

Date: November 14, 2006	By /s/ Barry J. Pardon
BARRY J. PARDON, President

Date: November 14, 2006	By /s/ Marshall W. Griffin
MARSHALL W. GRIFFIN, Chief Financial Officer