Form 10-K
period 2006-12-31
SIMCLAR INC
filed 2007-04-06
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

(305) 556-9210
(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered

Common Stock, $.01 par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2 ).

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $17,642,099 on June 30, 2006.

As of March 15, 2007, the Company had issued and outstanding 6,465,345 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Information Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III

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

Item 1. Business

Introduction

Simclar, Inc. (“we,” “our,” “us,” “Simclar” or “the company”) is a contract manufacturer of electronic and electro-mechanical products, providing advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs). Our products are manufactured to customer specifications and designed for OEMs in the data processing, telecommunications, instrumentation and food preparation equipment industries. Our principal custom-designed products include complex printed circuit boards (PCBs), conventional and molded cables, wire harnesses, backplanes, and electro-mechanical assemblies. In addition, we provide OEMs with value-added, turnkey contract manufacturing services and total systems assembly and integration. We also deliver manufacturing and test engineering services and materials management, with flexible and service-oriented manufacturing and assembly services for our customers’ high-tech and rapidly changing products.

We were incorporated in Florida in 1976, acquired by Medicore, Inc., our former parent, in 1982, and became a public company in 1985. Effective June 27, 2001, control of our company was acquired by Simclar International Limited, which then transferred its ownership of our company to its parent, Simclar Group Limited (“Simclar Group”) both of which are private United Kingdom companies. Other companies of the Simclar Group are engaged in the same electronic and electro-mechanical subcontract manufacturing industry as is our company. Effective September 2, 2003, we changed our name from Techdyne, Inc. to Simclar, Inc.

Since we were acquired by Simclar Group, we have completed a series of acquisitions in North America. In July, 2003 we acquired for approximately $3.4 million in cash the outstanding stock of AG Technologies, Inc., which has since changed its name to Simclar (Mexico), Inc. In May 2005, we acquired from Simclar Group all of the outstanding shares of Simclar (North America), Inc. for a net $37,000 adjustment of an intercompany receivable. In February 2006, we acquired through a subsidiary, Simclar Interconnect Technologies, Inc., certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for approximately $16 million in cash and the assumption of certain liabilities. See Notes 14, 15 and 16 to our accompanying audited consolidated financial statements for more information regarding these acquisitions.

Our executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. Our telephone number is (305) 556-9210. Our common stock is traded on the Nasdaq Capital Market (Ticker: SIMC). We maintain an Internet website at http://www.simclar.com, along with other members of the Simclar Group. We make available free of charge on our website links to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (http://www.simclar.com/investor.htm). Information on our website is not incorporated by reference into this report. Additionally, individuals can access our electronically filed reports, proxy statements and other information through the Internet site maintained by the Securities and Exchange Commission at http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549

In Part III of this Form 10-K, we incorporate by reference certain information from our Information Statement for our 2007 Annual Meeting of Shareowners. We expect to file that Information Statement with the Securities and Exchange Commission (“SEC”) within 120 days of December 31, 2006, and we will promptly make it available on our website. Please refer to the Information Statement when it is available.

Electronics Manufacturing Services Industry

Until 2001, our industry exhibited significant year to year growth, due both to the growth in the overall electronics industry, and the steadily increasing number of OEMs deciding to outsource all or a significant portion of the production of their products. As a result of the general global recession beginning in 2001, and its magnified effect in the computer and telecommunications equipment segments, this pattern of growth in our industry was interrupted, and both our company and the industry as a whole experienced a decline in sales starting in 2001 and continuing through the third quarter of 2003. Beginning in the fourth quarter of 2003, our company and the industry began to experience a recovery in sales, which continued through 2006. We are continually seeking new business opportunities with existing and new customers and considering strategic acquisitions, but there is no assurance we will be successful in generating additional sales.

We believe that the fundamental factors contributing to the growth of our industry prior to 2001 contributed to the resumption of the pattern of growth that continued throughout 2006. These factors include increased capital requirements for OEMs to acquire modern, highly automated manufacturing equipment, their continuing effort to reduce inventory costs and the relative cost advantages of contract manufacturers. Using outsourcing for production of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, and improve inventory management and marketability. We believe OEMs will continue to rely on contract manufacturers, not only for partial component assemblies, but complete turnkey manufacturing of entire finished products. We also believe that OEMs will look more to contract manufacturers to provide a broader scope of value-added services, including manufacturing, engineering and test services.

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

On February 24, 2006, we further strengthened our product and service offerings to the OEM market by acquiring certain assets of the Interconnect Technologies assembly business of Litton Systems, Inc. (“Litton”), a world-leading supplier of high-performance backplane interconnect solutions to major blue-chip customers in markets as diverse as network, wireline and wireless infrastructure, and electronic data processing. Backplane interconnect systems form the core of high-end electronic systems and provide the means for power distribution and data communications between electronic sub-system building blocks.

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

We believe that we can develop closer and more economically beneficial relationships with our customers through our geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, Missouri, Ohio, North Carolina and Mexico. Our diverse locations have multiple advantages by helping satisfy costs, timely deliveries and local market requirements of our customers. We will continue to pursue expansion in different markets to better serve existing customers and to obtain additional new customers. In alliance with Simclar Group, we anticipate experiencing growth and the ability to increase our global presence and competitive position.

Products and Services

We manufacture over 1,000 products, including complete turnkey finished products, sub-assemblies, molded and non-molded cable assemblies, wire harnesses, printed circuit boards (PCBs), injection molded and electronic assembly products, for over 100 OEM customers.

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

In July 2003, we acquired all of the outstanding stock of AG Technologies, Inc. (now Simclar (Mexico), Inc.) which operates a manufacturing facility in Matamoros, Mexico, and which we currently operate through an indirect, wholly-owned subsidiary, Simclar de México, S.A. de C.V. This Matamoros facility provides PCB manufacturing capacity similar to our Ohio facility, but enables us to compete more effectively on medium and higher volume PCB orders. Additional contract manufacturing capabilities were added with the opening of a second Matamoros facility in January 2005. Simclar (Mexico) is an international value added provider of comprehensive electronic manufacturing services to OEM’s serving the, industrial controls, medical, power equipment and automotive industries. Simclar (Mexico)’s Mexican facilities enable us to be competitive in the higher volume arena for assembly in North America.

PCB sales contributed approximately 26% of total revenues in 2006 and 51 % of total revenues in 2005. The drop is attributed to the addition of the Litton backplane operations, not a drop in PCB revenues.

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

Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. Our cable sales comprised approximately 24% and 33% of total revenue for 2006 and 2005, respectively. The drop is attributed to the addition of the Litton backplane operations, not a drop in cable revenues.

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

The company expanded its product offerings by acquiring SNAI in May 2005. SNAI is a comprehensive fabricator of sheet metal components and higher level assemblies operating from a 95,000 square foot facility in Winterville, NC.

Reworking and Refurbishing

Customers provide us with materials and sub-assemblies acquired from other sources, which the customer has determined require modified design or engineering changes. We redesign, rework, refurbish and repair these materials and sub-assemblies.

Contract manufacturing, sheet metal fabrication, reworking and refurbishing together amounted to approximately 11% and 16% of sales for 2006 and 2005 respectively. Our expanded sheet metal fabrication and assembly capabilities along with the 2006 addition of backplane assembly should open additional opportunities in contract manufacturing over the next few years. Our affiliation with Simclar Group gives us access to a larger customer base and the ability to handle large customers both in the USA and Europe.

Backplane Interconnect Systems

In February 2006, we acquired certain backplane assembly assets of Litton. Litton has a reputation as a world-leading supplier of high-performance backplane interconnect solutions to major blue-chip customers in markets as diverse as network, wireline and wireless infrastructure, defense and electronic data processing. Backplane interconnect systems form the core of high-end electronic systems and provide the means for power distribution and data communications between electronic sub-system building blocks. Adding the ability to provide backplane interconnect solutions with our metal fabrication, cable and harness, printed circuit board, and high level assembly capabilities enables Simclar to offer a highly appealing single source solution to the electronics OEM market.

Backplane sales contributed approximately 39% to total revenues in 2006.

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

At our Hialeah, Florida, and Matamoros, Mexico facilities, we maintain modern state-of-the-art equipment for crimping, stripping, terminating, soldering, sonic welding and sonic cleaning which permits us to produce conventional and complex molded cables. We also maintain a large assortment of standard tooling. New manufacturing jobs may require new tooling and dies, but most presses and related equipment are standard.

The acquisition of Litton’s backplane assembly assets added these capabilities to our product offerings. Backplanes are the backbone of sophisticated electronics. They are printed circuit boards with sockets that provide interconnection for multiple printed circuit board cards. At our Springfield, Missouri facility, we maintain specialized equipment for solder and press fit technology. This equipment is designed specifically to accommodate oversized PCB's. We are focused on back panel technology through chassis integration, up to frame or rack level assembly and test.

Supplies and Materials Management

Materials used in our operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, memory products, PCBs and plastic resins. On occasion some of these materials may be placed on a stringent allocation basis by our suppliers; however, due to the excess manufacturing capacity currently available at most component manufacturers, we do not anticipate any major material purchasing or availability problems occurring in the foreseeable future.

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

We use Enterprise Resource Planning (“ERP”) management technologies and manage our material pipelines and vendor base to allow our customers to increase or decrease volume requirements within established frameworks. We have Visual Manufacturing, Symix and Made 2 Manage computerized software systems providing us with material requirements planning, purchasing, and sales and marketing functions. In 2005, the company made a commitment to convert all locations to Visual Manufacturing. The goal is to create consistency in our information systems to facilitate more timely, accurate, and meaningful management information. In 2006 we successfully converted the Springfield, MO operations to Visual and in February 2007 the Dayton, OH operations successfully converted to Visual. We plan to convert our Mexico and North Carolina locations in the current year.

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

Customers

We serve a wide range of businesses, from emerging growth companies to multinational OEMs, involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. Our revenues are distributed over the following industry segments:

	Year Ended December 31,
	2006	2005	2004
Telecommunications	43%	12%	12%
Data processing	12%	25%	26%
Contract manufacturing	12%	1%	1%
Power equipment	9%	17%	15%
Food prep equipment	8%	18%	18%
Instrumentation	8%	16%	15%
Electrical equipment and appliances	3%	0%	0%
Military and government	2%	4%	5%
Other	3%	7%	8%

Though historically a substantial percentage of our net sales have been to multiple locations of a small number of customers, our customer base has become increasingly diversified over the past four years. We seek to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. In 2002 thirteen customers made up 80% of our sales with our largest customer accounting for 36% of total revenues. In the successive years of 2003, 2004, and 2005 we grew our customer base to 15, 20, and 29 customers who made up 80% of our sales, with our largest customer contributing 20% of the revenue base. The acquisition of Litton and strong internal growth in 2006 contributed to an over 90% increase in revenues and dramatically shifted our customer and industry mix. In 2006, there were 32 customers that made up 80% of our sales with our largest customer contributing approximately 20% of the revenue.

Significant reductions or delays in sales to any of these major customers would have a material adverse effect on our results of operations. In the past, certain of our customers have terminated their manufacturing relationship with us, or significantly reduced their product orders. We cannot assure you that any of our major customers will not terminate or significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on our results of operations.

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

The table below sets forth the respective percentage of sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of our sales in any respective period.

	2006	2005	2004
Customer 1	7%	17%	17%
Customer 2	20%	0%	0%

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

The independent manufacturer sales representatives, primarily marketing electronic and similar high-technology products, are retained under exclusive or non-exclusive sales representative agreements for specific territories or specific customers and are paid on a commission basis. Unless otherwise approved by Simclar, the sales representatives cannot represent any other person engaged in the business of manufacturing services similar to those of the company, nor represent any person who may be in competition with us. The agreements further prohibit the sales representative from disclosing trade secrets or calling on our customers for a period of six months to one year from termination of their agreement.

Substantially all of our sales and reorders are affected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some production, such as for our Kanban and Pull programs, is accomplished under open purchase orders with components released against customer request.

Backlog and Returns

Order backlogs as of December 31, 2006 were approximately $29,908,000 compared to $21,892,000 at December 31, 2005. Based on past experience and relationships with our customers and knowledge of our manufacturing capabilities, we believe that most of our backlog orders are firm and should be filled within six months. Most of the purchase orders within which the company performs do not provide for cancellation. Over the last several years, cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be cancelled. However, based upon relationships with our customers, we occasionally allow cancellations and more frequently provide for the rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by the company may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers’ lead times may vary, backlog does not necessarily reflect the timing or amount of future sales. Historically, customer returns have not had a material adverse effect on our results of operations.

Patents and Trademarks

We do not have nor do we rely on patents or trademarks to establish or protect our market position. Rather, we depend on design, engineering and manufacturing, cost containment, quality, and marketing skills to establish or maintain market position.

Seasonality

Our business is not seasonal.

Competition

Simclar is a part of highly competitive electronic manufacturing services industry. We face competition from divisions of large electronics and high-technology firms, as well as numerous smaller specialized companies. Many of our competitors are larger and more geographically diverse and have greater financial, manufacturing and marketing resources than we have. Our main PCB competitors in the Midwest region include SMC, Diversified Systems, Epic Technologies, and CDR Manufacturing,. The primary competitors for our Mexico PCB operations include Kimball Electronics, Method Electronics, and Jabil. We have numerous competitors in the cable and harness assembly market, including Tyco, Advanced Interconnect, Amphenol, Sapphire, Volex Interconnect Systems, and Foxconn.

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

Governmental Regulation

Our operations are subject to certain federal, state and local regulatory requirements relating to environmental waste management and health and safety matters. We believe that we comply with applicable regulations pertaining to health, safety and the use, storage and disposal of materials that are considered hazardous waste under applicable law. To date, our costs for compliance and governmental permits and authorizations have not been material, and we do not believe that compliance with current regulatory requirements will have a material effect on our capital expenditures, net income or competitive position. However, additional or modified requirements that may require substantial additional expenditures may be imposed in the future.

Employees

As of December 31, 2006 we had a total of 934 employees with 467 employees located in our U.S. facilities and 467 employees located at our Mexican facilities; 154 of our employees are employed as part time or temporary help. Approximately 777 of our employees are engaged in manufacturing, quality assurance, related operations and support activities, 43 are in material handling and procurement, 22 are in sales and marketing, 29 are in engineering, and 63 are in administrative, accounting, and support activities.

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

The loss of a major customer would adversely affect us

A substantial percentage, approximately 46% of our sales for the year ended December 31, 2006, has been to five customers, the loss of any of which would adversely affect us. A substantial portion of our sales (20%) is with one major customer. There are no long-term contracts with any customer. Substantially all of our sales and reorders are subject to competitive bids. Sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles, and pricing and margin pressures. Additionally, certain of the industries served by us are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to our major customers or their products could have an adverse effect on us. A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay.

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

Secured loans - existence of liens on certain assets

All of our assets have been pledged as collateral for three bank loans. We have entered into two amended credit facilities and one new credit facility with Bank of Scotland in Edinburgh, Scotland (“BoS”). These facilities were amended and increased in January 2007. Please refer to the Liquidity and Capital Resources section under Item 7 for further discussion regarding these credit facilities.

Our credit facilities impose operational and financial restrictions on us

Our credit facilities with BoS, which include an Amended Term Loan Facility Letter, an Amended Working Capital Facility Letter, a Working Capital Facility Letter, and related security agreements, guaranties and mortgage. In addition to subjecting all our assets as security for the bank financing, these debt agreements include substantial covenants that impose significant restrictions. Please refer to the Liquidity and Capital Resources section under Item 7 for further discussion regarding these restrictions.

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

Our revenues are contingent on the health of the industries we serve

We rely on the continued growth and financial stability of our customers who operate in the following industry segments:

•	food preparation equipment;
•	data processing;
•	telecommunications;
•	contract manufacturing;
•	power equipment;
•	instrumentation; and
•	military and government.

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

Shortages of components as well as price fluctuations specified by our customers would delay shipments and adversely affect our profitability

Substantially all of our sales are derived from electro-mechanical and subcontract electronic manufacturing in which we purchase components specified by our customers. Industry-wide shortages of electronic components, particularly components for PCB assemblies, have occurred. We experienced some supply shortages in 2004 and 2005. Should our industry experience a rapid increase, shortages of components mostly likely will occur, and we may be forced to delay shipments, which could have an adverse effect on our profit margins and customer relations. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we typically bear the risk of component price increases that occur, which accordingly could adversely affect our gross profit margins. As price increase pressures continue we are beginning to pass these increases on as competition allows. At times, we are forced to purchase components beyond customer demand on items which are in short supply. To the extent there is less customer demand or cancellations, we could have increased obsolescence.

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

The price of our shares is volatile

The market price of our common stock has substantially fluctuated in the past. The market price of our common stock has been as high as $13.18 in the third quarter of 2006 to as low as $0.52 in the fourth quarter of 2002. Our common stock has limited trading volume, and it closed at $5.37 on March 16, 2007.

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

The Nasdaq Capital Market requires that we maintain a minimum market value of public float of $1,000,000 for continued listing. The publicly trading shares, exclusive of any affiliate ownership, which is the float for our common stock, is approximately 1,658,092 shares, and as the closing price of our shares on March 16, 2007 was $5.37, we currently satisfy that maintenance requirement.

Our common stock has limited trading volume. There is the risk of being delisted from the Nasdaq Capital Market should our common stock fail to maintain a minimum bid price of $1.00 per share for 30 consecutive days, or we fail to meet other continued listing requirements. During 2004 we were notified by Nasdaq of a failure to meet its qualitative listing requirements due to the failure of our audit committee to comply with the independence criteria, although the company was able to correct this deficiency before further action by Nasdaq. In 2006, we were notified by Nasdaq of failure to meet its listing requirements due to a delay in filing our quarterly report for the second quarter of 2006, as a result of accounting errors at our Simclar (Mexico), Inc. subsidiary that led to a restatement of our 2005 and first quarter 2006 results. Again, we were able to correct this deficiency before further action to delist our common stock. Continued satisfaction of certain of the Nasdaq Capital Market continued listing requirements is beyond our control. There is no assurance that we will continue to satisfy the continued listing maintenance criteria, which, without a timely cure, could cause our securities to be delisted from the Nasdaq Capital Market.

A significant downturn in the general economy could adversely affect our revenue, gross margin and earnings.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart summarizes the principal properties leased by the company:

Space	Property	Term

16,000 sq. ft. (exec. offices, mfg.)	2230 W 77th St. Hialeah, FL	10 yrs. to August 31, 2010

12,000 sq. ft. (mfg., warehouse)	2230 W 77th St. Hialeah, FL	10 yrs. to August 31, 2010

5,500 sq. ft. (mfg., offices)	171 Commonwealth Ave. Attleboro, MA	3 yrs. to March 31, 2008

1,418 sq. ft. (office)	2013 Wells Branch Pkwy, #312. Austin, TX	3 yrs. to May 31, 2009

Space	Property	Term

16,000 sq. ft. (office, warehouse)	2685 N. Coria Brownsville, TX	3 yrs. to April 30, 2008

37,919 sq. ft. (mfg., office, warehouse)	Parque Industrial CYLSA Matamoros, Mexico	5 yrs. to July 15, 2011

55,524 sq. ft. (mfg., office, warehouse)	Parque Industrial CYLSA Matamoros, Mexico	13 yrs. to October 31, 2017

90,000 sq. ft. (mfg., office, warehouse)	176 Laurie Ellis Road Winterville, NC	5 yrs. to May 31, 2011

52,826 sq. ft. (mfg., office, warehouse)	1624 West Jackson Ozark, MO	5 yrs. to December 31, 2011

In October, 2004, we exercised an option to purchase for $1,400,000 a 77,800 square foot manufacturing, office and warehouse facility located at 1784 Stanley Avenue in Dayton, Ohio, which we had previously leased. The facility is encumbered by a mortgage to the Bank of Scotland to secure the acquisition indebtedness.

Simclar Interconnect Technologies, Inc. temporarily occupies portions of a facility of Litton Systems, Inc. located in Springfield, Missouri pursuant to a License Agreement which expired on February 23, 2007. We will continue to occupy the facility on a month to month basis until such time as the facility in Ozark, Missouri is ready for occupancy.

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

Item 3. Legal Proceedings

We are, from time to time, a party to litigation which arises in the normal course of our business. When a loss is deemed probable and reasonably estimable, an amount is recorded in our financial statements. Although the ultimate resolution of pending proceedings cannot be determined, in the opinion of management, the unfavorable resolution of these proceedings in the aggregate will not have a material adverse effect on our business, financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market for Common Stock

The table below reflects the high and low closing sales prices for our common stock, which trades under the symbol “SIMC”, as reported by the Nasdaq Capital Market. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

2006
	High	Low
1st Quarter	$3.83	$3.15
2nd Quarter	$11.33	$3.70
3rd Quarter	$13.18	$4.36
4th Quarter	$8.99	$4.35

2005
	High	Low
1st Quarter	$4.68	$3.05
2nd Quarter	$6.80	$3.29
3rd Quarter	$5.16	$3.09
4th Quarter	$4.24	$3.15

Approximate Number of Holders of Common Stock

On December 31, 2006, there were approximately 49 shareholders of record of our common stock. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

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

Issuer Repurchases

No purchases of any of our outstanding shares were made by or on behalf of the company or any affiliated purchaser during 2006, 2005 and 2004.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

Consolidated Statements of Operations Data
(in thousands except per share amounts)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Revenues	$116,031	$61,005	$53,582	$36,187	$33,692
Net income	2,863	947	2,342	1,106	1,390
Earnings per share:
Basic and diluted	$0.44	$0.15	$0.36	$0.17	$0.21

Consolidated Balance Sheet Data
(in thousands)

	December 31,
	2006	2005	2004	2003	2002
Working capital	$14,236	$4,470	$12,137	$11,804	$10,018
Total assets	63,864	37,710	32,580	25,674	22,168
Long-term debt	20,565	4,200	6,700	6,500	5,315
Total Liabilities	45,942	22,650	18,462	13,913	11,797
Stockholders’ equity	17,922	15,060	14,119	11,761	10,371

The 2006 financial data reflects the acquisition of Litton, 2005 financial data reflects the acquisition of Simclar (North America), Inc., and the 2003 financial data reflects the acquisition of AG Technologies, Inc. (Simclar (Mexico), Inc.).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Simclar, Inc. continued to demonstrate strong revenue growth of existing products and customers through 2006 as well as adding new products and customers. Our strategy remains to (1) leverage our relationship with Simclar Group to expand our reach globally, (2) depend upon our long-term relationships with major OEM’s to increase our business with our existing customer base and to grow our customer base with other OEM’s, and (3) seek strategic acquisitions and alliances.

Some of the key highlights to be discussed further through this discussion and analysis include:

•
Acquisition of certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc. ("Litton"), a subsidiary of Northrop Grumman Corporation, for $16 million in cash and the assumption of certain liabilities

•
2006 revenues were approximately $116 million; this is 90% above 2005. Year-on-year sales increased 13% with the balance coming from our acquisition of the Litton assets and the full year effect of SNAI which was acquired in May 2005

•	fourth quarter sales set a new quarterly high at approximately $33,156,000

•	net income for 2006 was approximately $2,863,000 and earnings per share was $0.44

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

Acquisition of Litton Assets

In 2006, Simclar, Inc. and Simclar Interconnect Technologies, Inc., its newly-formed wholly owned subsidiary ("Simclar IT") purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for $16 million in cash and the assumption of certain liabilities (the "Acquisition"). At the same time, Simclar's parent company in the United Kingdom, Simclar Group Limited, also acquired from Litton Systems International, Inc. and Litton U.K. Ltd. all of the share equity of Litton Electronics (Suzhou) Co. Ltd., a subsidiary organized in China, and certain assets of the Interconnect Technologies Division assembly business in the U.K., respectively, through its subsidiary Simclar Interconnect Technologies Limited.

In connection with the Acquisition, the company and Simclar IT entered into an occupancy agreement pursuant to which Simclar IT was permitted to occupy space in Litton's Springfield, Missouri facility for a period of up to twelve months, and a transition services agreement pursuant to which Litton will provide certain administrative services to the company and Simclar IT to support its operations during the occupancy period. Simclar IT has recently entered into a lease for a facility in Ozark, Missouri, into which it is in the process of moving its operations, but will continue to occupy portions of the shared Litton facility until that relocation is complete.

The company financed the purchase of the assets under an amended term loan facility with the Bank of Scotland ("BoS"). Of the $16 million borrowed under the amended facility, $13 million of the principal is repayable in quarterly installments with the first installment paid December 31, 2006 and continuing through December 31, 2012. Interest on this portion of the borrowings is payable quarterly at one, three or six month LIBOR (as elected by the Company) plus 2.5%. The $3 million balance of the borrowings under the amended facility is repayable in one lump sum on December 31, 2010. Interest on this portion of the borrowings is payable quarterly at one, three or six month LIBOR (as elected by the Company) plus 3.5%. In addition, there is a redemption fee of $400,000 payable on December 31, 2010.

In connection with the loan, the company, Simclar IT and other subsidiaries entered into an amended security agreement, pursuant to which BoS was granted a security interest in substantially all of their respective assets to secure the company's borrowings under its credit facilities, and a guaranty pursuant to which Simclar IT guarantied the obligations of the company to BoS under the credit facilities. Additionally, the company and Simclar (Mexico), Inc. entered into an amended pledge agreement, pursuant to which all of the shares owned by the company in its subsidiaries (other than Simclar de Mexico) were pledged as security for the company's obligations to BoS under the credit facilities. These facilities were amended in January 2007, and Simclar (North America), Inc. was added as a guarantor.

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

Net Sales
(dollars in thousands)

	2006	2005	2004

Net Sales	$116,031	$61,005	$53,582

Change from prior year	$55,026	$7,423	$17,395
% change from prior year	90.2%	13.9%	48.1%

Revenues were up approximately $55 million for year ended December 31, 2006 compared to the same period in 2005. Revenues from acquisitions represented approximately $47.1 million and approximately $7.9 million of the revenue growth came from existing operations. This represents an approximate 77% growth through acquisition and 13% through organic growth. Acquisitions caused a significant shift in our customer and industry segment mix. Refer to the customer discussion under Item 1 for an industry segment comparison.

Gross Profit Margin
(dollars in thousands)

	2006	2005	2004

Gross profit margin	$14,324	$7,138	$7,353

Change from prior year	$7,186	$(215)	$2,482
% change from prior year	100.7%	-2.9%	51.0%

% of sales	12.3%	11.7%	13.7%

Gross profit margin was up primarily due to the growth in revenues. Higher volumes allowed for improved plant utilization which allowed for improved gross profit margins as a percentage of sales. We have been successful in obtaining pricing concessions from customers for raw material price increases. The change in product mix has also changed our cost structure. In 2004 and 2005 material costs were approximately 62% of sales. In 2006 material costs were approximately 68% of sales. Labor and burden were approximately 24% of sales in 2004 and 2005 and approximately 19% in 2006. For the same operations from 2005 to 2006 material costs were 63% and labor and burden costs were 24%. Commissions are included in cost of goods sold and constitute approximately ½% of sales.

Selling, General, and Administrative Expenses
(dollars in thousands)

	2006	2005	2004

Selling, general, and administrative expenses	$8,368	$4,985	$3,755

Change from prior year	$3,383	$1,230	$622
% change from prior year	67.9%	32.8%	19.8%

% of sales	7.2%	8.2%	7.0%

Approximately $3.1 million of the increased selling, general, and administrative costs (SG&A) were directly attributed to acquisitions. SG&A includes approximately $600,000 in amortization costs for intangibles related to the acquisitions and approximately $200,000 related to our investigation and restatements related to accounting irregularities in our Mexico operations.

Interest Expense
(dollars in thousands)

	2006	2005	2004

Interest expense	$1,835	$477	$213

Change from prior year	$1,358	$264	$(5)
% change from prior year	284.7%	123.9%	-2.3%

% of sales	1.6%	0.8%	0.4%

Interest expense increased $1.1 million for debt related to the acquisition of the Litton assets. Increased interest rates affected interest cost unfavorably. Also, the additional $16 million was at a higher interest rate than existing bank debt. The average interest rate for tranches A and B of our credit facilities was approximately 6.7% while the average interest rates for tranches C and D were approximately 7.7% and 8.7% respectively. These credit facilities are described in further detail below. Our weighted average interest rate for the year was approximately 7.7% compared to approximately 4.8% in 2005.

Income Before Income Taxes
(dollars in thousands)

	2006	2005	2004

Income before income taxes	$4,202	$1,745	$3,436

Change from prior year	$2,457	$(1,691)	$1,972
% change from prior year	140.8%	-49.2%	134.7%

% of sales	3.6%	2.9%	6.4%

A 90% increase in revenues and improved gross margin percentage contributed to $2.4 million increase in income before taxes and an increase as a percentage of sales from 2.9% to 3.6%.

Income Tax Expense
(dollars in thousands)

	2006	2005	2004

Income tax expense	$1,339	$798	$1,094

Change from prior year	$542	$(296)	$737
% change from prior year	67.9%	-27.1%	206.4%

% of Income before tax	31.9%	45.7%	31.8%

Income tax expense for 2006 increased due to higher income before tax; however, the effective rate was lower than 2005 primarily because of a deemed dividend from our Mexican operations that was realized 2005.

Liquidity and Capital Resources

Cash and Cash Equivalents
(dollars in thousands)

	December 31, 2006	December 31, 2005

Cash and cash equivalents	$82	$834

We continue to prudently manage our cash flow as the business continues to grow. Our cash balances have been affected both by our strong growth and repayment of term loans as well as amounts payable to Simclar Group. Excess liquid funds are invested in short-term interest-bearing accounts at financial institutions.

Net Cash Provided from Operating Activities
(dollars in thousands)

	December 31, 2006	December 31, 2005

Net cash provided from operating activities	$2,781	$1,513

The largest contributor to the improvement in net cash provided from operating activities was income before depreciation which was approximately $4.7 million in 2006 compared to approximately $2.2 million in 2005. This was offset by higher working capital requirements due to the acquisition of the Litton assets and an overall increase in sales in 2006 compared to 2005.

Accounts Receivable
(dollars in thousands)

	December 31, 2006	December 31, 2005

Accounts receivable	$20,802	$9,199

Average days sales outstanding	64.5	54.3

Accounts receivable grew due to the increased sales volume. The days sales outstanding (DSO) as calculated by dividing ending accounts receivable balance by daily sales (annual sales/365) makes the DSO appear higher than it truly is. The record sales volume in the fourth quarter distorts the annual calculation. If viewed on a period by period basis the DSO is consistently in the 53 to 55 day range.

Inventory
(dollars in thousands)

	December 31, 2006	December 31, 2005

Inventory	$20,259	$12,225

Average inventory turnover	5.3	4.4

Inventories have grown in relationship to the increased volumes. We continue to focus on improving our inventory utilization through improved systems, expanding our use of consigned inventories, reducing order quantities, and shortening lead times.

Cash Used in Investing Activities
(dollars in thousands)
	December 31, 2006	December 31, 2005

Net cash used in investing activities	$(17,074)	$(1,782)

The most significant investing activity was approximately $16.1 million related to the Litton asset acquisition. Additions to property and equipment were approximately $1.1 million in 2006 compared to approximately $1.7 million in 2005.

Cash Provided by Financing Activities
(dollars in thousands)

	December 31, 2006	December 31, 2005

Cash provided by financing activities	$13,543	$810

The BoS increased our long-term credit facility $16 million to fund the Litton asset acquisition. Term loan repayments were $1.7 million and payments on other borrowings totaled $450,000 in 2006. This compares to an increase on the line of credit of approximately $2.0 million and term loan repayments of $1.2 million in 2005.

Our near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and meeting the company’s required bank debt obligations.  We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility is sufficient to fund our operating, investing and financing activities.

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at December 31, 2006

Simclar, Inc.	Working capital	$5,000,000	$4,990,395

Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$21,650,000	$4,200,000

Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$127,759

Effective January 26, 2007, we entered into amendments of the two working capital facilities. The term of the $1 million working capital facility of Simclar IT, originally entered into in December 2005, was extended to January 28, 2008. The Simclar, Inc. $5 million working capital facility, last amended in December 2005, was increased to $7.5 million, and its maturity date was extended to January 28, 2008. No other material changes were made to either facility by the amendments.

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at December 31, 2006 was 6.85% based on the one month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility will be a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%. The interest rate for this working capital facility at December 31, 2006 was 6.85%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%. The term debt interest rate was 6.85% for tranches A and B, 7.85% for tranche C, and 8.85% for tranche D at December 31, 2006 based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

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

The weighted average interest rate for 2006 was approximately 7.7%.

Our credit facilities with BoS, which include an Amended Term Loan Facility Letter, an Amended Working Capital Facility Letter, a Working Capital Facility Letter, and related security agreements, guaranties and a mortgage, in addition to subjecting all our assets as security for the bank financing, include substantial covenants that impose significant restrictions on us, including, among others, requirements that:

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
•
a ratio of EBIT to total interest not less than 3:1 until March 31, 2006; not less than 3.5:1 from April 1, 2006 to December 31, 2007; and not less than 4:1 thereafter (tested on a quarterly basis beginning December 31, 2005);

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

The company did not satisfy the EBIT to total interest coverage covenant contained in the credit facilities at December 31, 2006. Bank of Scotland has nonetheless agreed to suspend the effectiveness of this covenant until the earlier of December 31, 2007 or the negotiation of revised financial covenants. In this regard, the company will submit by April 30, 2007 a financial projection for the remainder of 2007 showing relevant measurements against the financial covenants. EBIT to total interest coverage, pending renegotiation of the covenant, must exceed 3:1 on a quarterly basis and the other financial covenants must be complied with. The company is in compliance with the 3:1 interest coverage ratio and management is of the opinion that such compliance will be maintained during such period.

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

We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at December 31, 2006:

	Total	Less than	1 - 3	4 - 5	Over 5
In Thousands	Amounts	1 Year	Years	Years	Years
Long-term debt with interest	$22,983	4,529 $	$7,383	$8,465	$2,606
Operating leases	6,957	1,125	2,189	1,777	1,866
Bank line of credit with interest	5,284	5,284
Long-term subordinated debt with interest	2,099	847	1,252
	$37,323	$11,785	$10,824	$10,242	$4,472

Effect of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, the provisions of FIN 48 provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 or January 1, 2007 as to the company. The company adopted FIN 48 in the first quarter of 2007 as required with no material adverse effect on the Company's consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending December 31, 2008. The company is currently evaluating the impact of the provisions of SFAS No. 157 on the Company's consolidated financial statements.

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

Income Taxes--Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset.  As a result of continued operating losses incurred by SNAI, the inability to offset consolidated taxable income with the acquired net operating loss carry forwards, and uncertainty as to the timing of profitability in future periods, we have established a valuation allowance against all SNAI net operating loss carryforwards. Should future taxable income of SNAI be materially different from our estimates, changes in the valuation allowance could occur that would impact our tax expense in the future.

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

The company performed the annual test for goodwill impairment related to the Lytton, Simclar (Mexico), and Simclar (North America), Inc. acquisitions. These tests were performed at the reporting unit level. In the test, we determined that the discounted sum of the expected future cash flows exceeded the invested capital of the reporting units; therefore, no impairment of goodwill was recognized. In performing the tests for impairment, we make assumptions about future sales and profitability.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest-bearing accounts at financial institutions.

Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $23,600,000 at December 31, 2006.

We have exposure to both rising and falling interest rates. A ½% decrease in rates on our year-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our year-end variable rate debt would result in a negative impact of approximately $236,000 on our operations.

Our exposure to market risks from foreign currency exchange rates is minimal.

Item 8. Financial Statements and Supplementary Data

Our financial statements, and the related notes, together with the reports of Grant Thornton LLP dated April 2, 2007 and Battelle & Battelle LLP dated March 29, 2006, except for Note 2, as to which the date is October 27, 2006 are set forth at pages F-4 through F-27 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective November 30, 2006 the company changed its independent registered public accounting firm to Grant Thornton LLP (“Grant”) from Battelle & Battelle LLP (“Battelle”). The company and Battelle terminated their relationship by mutual agreement, which decision was approved by the Audit Committee of the Board of Directors of the company. The company’s engagement of Grant was made in conjunction with the decision by the company’s parent corporation, Simclar Group Limited, to engage Grant as the audit firm for Simclar Group and all of its worldwide subsidiaries.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

Material Weakness in Internal Control Over Financial Reporting

In August 2006, during the review and analysis of results of operations during the second quarter of 2006 and the company’s financial condition at June 30, 2006, management discovered certain accounting errors associated with operations at the Brownsville, Texas and Matamoros, Mexico facilities of the company’s consolidated subsidiary, Simclar (Mexico), Inc. As a result of the discovery of these errors, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

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

The control deficiencies identified by our management, which in combination, resulted in a material weakness, were (a) misstatement in amounts reported in a consolidated subsidiary, (b) processes that allowed material errors to occur and go undetected on a timely basis, and (c) the failure of key accounting managers to identify the errors and take appropriate corrective actions. The control deficiencies were determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiencies, and the lack of other mitigating controls. This material weakness led to a restatement of our consolidated financial statements for 2005 and for the first quarter of 2006.

In order to remedy these material weaknesses, during the third and fourth quarters of 2006 we made significant remedial efforts to increase the effectiveness of our internal controls. Our remedial efforts included:

•	Identification and replacement of key accounting staff that had failed in their responsibility to identify these control weaknesses and take corrective action.
•
Re-engineering the operational and financial processes that allowed the mistakes to occur and go undetected and ultimately led to the misstatements in the financial reports. Specific areas of concentration included, but were not limited to, returned goods from customers, returned goods to vendors, proper shipping cutoff procedures to assure recording of sales and cost of goods sold in the proper accounting periods, and timely reconciliation of intercompany shipments and financial transactions.

•	Correction of the standard cost system and training the employees responsible for its maintenance.
•	Addressing specific skill deficiencies within the accounting staff by both providing counseling and training, rearranging of responsibilities, or making staff changes.

We believe that these remedial efforts have been in place for a sufficient time to permit management to conclude that our controls were effective as of December 31, 2006.

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

Changes in Control Over Financial Reporting

Except for the efforts to strengthen our internal controls described above, during the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the caption, “Information About Directors, Executive Officers, and Corporate Governance” in our Information Statement relating to our 2007 Annual Meeting of Shareholders (the “Information Statement”) to be held on June 8, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14C under the Securities Exchange Act of 1934, is incorporated herein by reference.

We have adopted a code of conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics is posted on our website at www.simclar.com, and may be obtained free of charge by writing to Simclar, Inc., Attn: Chief Financial Officer, 1784 Stanley Avenue, Dayton, Ohio 45404.

Item 11. Executive Compensation

The information required by this item is included under the caption, “Executive Compensation” in the Information Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Information Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

  The information required by this item is included under the caption, “Certain Relationships and Related Transactions, and Director Independence” in the Information Statement and is incorporated herein by reference.

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

(1) The following financial statements are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accountants.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004 .

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004.

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

(3) Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

3.2	Amended By-Laws of Simclar, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(i) to the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.1
Stock Purchase Agreement, dated May 19, 2005 but effective May 1, 2005, between Simclar, Inc. and Simclar Group Limited (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q filed August 12, 2005).

10.2
Share and Asset Purchase and Sale Agreement, dated as of December 21, 2005, by and among Litton Systems, Inc., Litton Systems International, Inc. and Litton U.K., Inc. as Sellers, and Simclar Group Limited, Simclar, Inc., Simclar Interconnect Technologies, Inc., and Simclar Interconnect Technologies Limited. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.3
First Amendment to Share and Asset Purchase and Sale Agreement, dated as of February 24, 2006 by and among Litton Systems, Inc., Litton Systems International, Inc. and Litton U.K., Inc. as Sellers, and Simclar Group Limited, Simclar, Inc., Simclar Interconnect Technologies, Inc., and Simclar Interconnect Technologies Limited. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

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

10.12		License Agreement, dated February 24, 2006, between the Company and Litton Systems, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.13
Transition Services Agreement, dated February 24, 2006, between the Company and Litton Systems, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.14	*	Lease Agreement, dated as of December 28, 2006, between Simclar Interconnect Technologies, Inc. and Phillip A. Wiland and Linda S. Wiland.

10.15
Facility Letter, dated October 2, 2001, between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.16
Working Capital Facility Letter, dated October 2, 2001, between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed November 14, 2001).

10.17
Letter Agreement, dated November 10, 2003, between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10(xviii) to the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.18		Letter Agreement dated January 17, 2003 with the Bank of Scotland (incorporated by reference to Exhibit 10(xvii) to the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.19
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

10.21
Amendment Letter 4, dated December 21, 2005, to Term Loan Facility Letter between the Company and Bank of Scotland. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.22
Working Capital Facility Letter, dated December 21, 2005, between the Company and Bank of Scotland. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.23
Amendment Letter 1, dated January 26, 2007, to Working Capital Facility Letter between the Company and Simclar Interconnect Technologies, Inc., as borrowers, and Bank of Scotland , (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 19, 2007).

10.24
Amendment Letter 5, dated January 26, 2007, to Working Capital Facility Letter between the Company and Bank of Scotland , (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 19, 2007).

10.25	*
Third Amended and Restated General Security Agreement, dated February 28, 2007, among the Company, Simclar (Mexico) Inc, Simclar Interconnect Technologies, Inc., Simclar De Mexico, S.A. de C.V. and Bank of Scotland.

10.26
Third Amended and Restated Pledge Agreement, dated February 23, 2006, among the Company, Simclar (Mexico) Inc, and Bank of Scotland. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.27
Management Services Agreement, effective July 17, 2005, between Simclar, Inc. and Simclar Group Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

10.28		Employment Agreement between the Company and Barry Pardon dated February 22, 2006. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

21	*	Subsidiaries of the registrant.

24	*	Powers of Attorney.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

_________________

*	Filed with this Report.

(b)	Exhibits.

The exhibits to this report follow the Signature Page.

(c)	Financial Statement Schedules.

The financial statement schedule follows the exhibits to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMCLAR, INC.

Date: April 6, 2007	By:	/s/ Barry J. Pardon
Barry J. Pardon, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Samuel J. Russell*	Chairman of the Board of Directors
Samuel J. Russell	and Chief Executive Officer	April 6, 2007

/s/ Barry J. Pardon	President and Director	April 6, 2007
Barry J. Pardon	(principal executive officer)

John Ian Durie*	Vice-President (Finance) and	April 6, 2007
John Ian Durie	Director

Marshall W. Griffin*	Chief Financial Officer and Secretary	April 6, 2007
Marshall W. Griffin	(principal financial and principal
accounting officer)

A. Graeme Manson *	Director	April 6, 2007
A. Graeme Manson

Patrick Lacchia *	Director	April 6, 2007
Patrick Lacchia

Kenneth M. MacKay, M. D.*	Director	April 6, 2007
Kenneth M. MacKay, M. D.

Christina M. J. Russell*	Director	April 6, 2007
Christina M. J. Russell

*By: /s/ Barry J. Pardon
Barry J. Pardon, Attorney-in-Fact

SIMCLAR, INC. AND SUBSIDIARIES

FORM 10-K--ITEM 8

LIST OF FINANCIAL STATEMENTS

The following reports of independent registered public accounting firms and consolidated financial statements of Simclar, Inc. and subsidiaries are included in Item 8:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIMCLAR, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Simclar, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Simclar, Inc. and subsidiaries (the “Company”) (a Florida corporation) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simclar, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
April 6, 2007

SIMCLAR, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Simclar, Inc. and Subsidiaries
Hialeah, FL

We have audited the accompanying consolidated balance sheet of Simclar, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the each of the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simclar, Inc. and subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company has restated its 2005 consolidated financial statements.

/S/ BATTELLE & BATTELLE LLP

Battelle & Battelle LLP
Dayton, Ohio
March 29, 2006, except for Note 2 to the consolidated financial statements, as to which the date is October 27, 2006.

SIMCLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$82,154	$833,703
Accounts receivable, less allowances of $294,000 and $235,000 at
December 31, 2006 and December 31, 2005, respectively	20,801,668	9,198,877
Inventories, less allowances of $1,552,000 and $1,822,000 at
December 31, 2006 and 2005, respectively	20,259,037	12,225,461
Prepaid expenses and other current assets	637,856	357,703
Prepaid income taxes	15,405	-
Deferred income taxes	1,034,532	985,056
Total current assets	42,830,652	23,600,800

Property and equipment:
Land and improvements	547,511	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	15,563,042	10,944,591
Tools and dies	363,992	331,244
Leasehold improvements	660,949	493,694
Construction in progress	537,879	519,254
Total property and equipment	18,909,277	14,072,198
Less accumulated depreciation and amortization	8,984,948	6,003,107
Net property and equipment	9,924,329	8,069,091

Deferred expenses and other assets, net	367,122	61,398
Goodwill	9,410,704	5,917,938
Intangible assets, net	1,331,000	60,996
Total assets	$63,863,807	$37,710,223

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,065,771	$4,990,395
Accounts payable	16,396,407	9,315,510
Accrued expenses	1,740,799	1,379,763
Accrued income taxes	-	371,870
Amounts payable to major stockholder, net	1,344,139	1,873,463
Current portion of long-term debt	4,047,408	1,200,000
Total current liabilities	28,594,524	19,131,001

Long-term debt	15,300,000	3,000,000
Long-term debt, subordinated	1,217,986	-
Deferred income taxes	429,031	518,926
Other long term liabilities	400,000	-
Total liabilities	45,941,541	22,649,927

Commitments and contingencies	-	-

Stockholders' equity:

Common stock, $.01 par value, authorized 10,000,000 shares; issued and
outstanding 6,465,345 shares at December 31, 2006 and 2005	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	6,385,732	3,522,992
Accumulated other comprehensive income	25,794	26,564
Total stockholders' equity	17,922,266	15,060,296
	$63,863,807	$37,710,223

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Sales	$116,031,435	$61,005,496	$53,582,487
Cost of goods sold	101,689,972	53,867,474	46,229,712
Gross Profit	14,341,463	7,138,022	7,352,775

Selling, general and administrative expenses	8,368,288	4,984,610	3,754,823
Income from operations	5,973,175	2,153,412	3,597,952

Interest expense	1,834,736	476,712	213,284
Interest and other income	(63,679)	(68,062)	(50,953)

Income before income taxes	4,202,118	1,744,762	3,435,621

Income tax provision	1,339,378	797,734	1,093,841

Net income	$2,862,740	$947,028	$2,341,780

Earnings per share:
Basic & diluted	$0.44	$0.15	$0.36

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

				Retained	Accumulated
		Capital in		Earnings	Other
	Common	Excess of	Comprehensive	(Accumulated)	Comprehensive
	Stock	Par Value	Income	(Deficit)	Income (Loss)	Total
Balance at January 1, 2004	$64,653	$11,446,087		$251,458	$(1,178)	$11,761,020

Comprehensive income:

Net income			2,341,780	2,341,780

Other comprehensive income:

Foreign currency translation adjustments			15,839		15,839

Comprehensive income			$2,357,619			2,357,619

Balance at December 31, 2004	$64,653	$11,446,087		$2,593,238	$14,661	$14,118,639

Prior period adjustment, net of tax of $9,717				(17,274)

Comprehensive income:

Net income			947,028	947,028

Other comprehensive income:

Foreign currency translation adjustments			11,903		11,903

Comprehensive income			$958,931			958,931

Balance at December 31, 2005	$64,653	$11,446,087		$3,522,992	$26,564	$15,060,296

Comprehensive income:

Net income			2,862,740	2,862,740

Other comprehensive income:

Foreign currency translation adjustments			(770)		(770)

Comprehensive income			$2,861,970			2,861,970

Balance at December 31, 2006	$64,653	$11,446,087		$6,385,732	$25,794	$17,922,266

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$2,862,740	$947,028	$2,341,780
Adjustments to reconcile net income to net cash
provided by operating activities:
Effect of prior period adjustment	-	(17,274)	-
Depreciation and amortization	1,807,917	1,273,533	1,019,609
Deferred expenses and other assets	(1,818)	(40,776)	(20,622)
Provision for inventory obsolescence	356,438	468,675	382,391
Provision for uncollectable accounts	-	55,527	-
Other liabilities	400,000	-	35,000
Loss / (gain) on disposal of property and equipment	(26,961)	9,028	-
Deferred income taxes (benefit) expense	(139,371)	(233,273)	22,700
Changes, net of acquisitions, relating to operating activities from:
Accounts receivable	(3,363,108)	(409,038)	(2,375,164)
Amounts payable to major stockholder, net	(529,324)	163,832	(869,116)
Inventories	(3,624,582)	(1,048,726)	(1,944,001)
Prepaid expenses and other current assets	(181,017)	84,538	(7,823)
Accounts payable	5,414,486	749,192	2,453,983
Accrued expenses	167,164	2,958	209,816
Other	25,337	-	-
Income taxes payable (refundable)	(387,275)	(492,121)	294,664
Net cash provided by operating activities	2,780,626	1,513,103	1,543,217

Investing activities:

Additions to property and equipment	(1,131,369)	(1,717,681)	(2,532,792)
Proceeds from sale of property and equipment	234,367	176,518	-
Acquisition of subsidiaries, net of cash acquired:
Simclar (Mexico), Inc.	(54,896)	(588,195)	(606,432)
Simclar (North America), Inc.	-	347,645	-
Simclar Interconnect Technologies, Inc.	(16,122,149)	-	-
Net cash used in investing activities	(17,074,047)	(1,781,713)	(3,139,224)

Financing activities:
Borrowings on bank line of credit	2,498,907	2,010,395	1,230,000
Repayments on bank line of credit	(2,423,531)	-	-
Proceeds from long-term borrowings	16,000,000	-	1,400,000
Debt issuance costs	(403,042)	810,395	1,630,000
Payments on long-term bank borrowings	(2,129,692)	(1,200,000)	(1,000,000)
Net cash provided by financing activities	13,542,642	(1,620,790)	(3,260,000)

Effect of exchange rate fluctuations on cash	(770)	11,903	15,839

Net change in cash and cash equivalents	(751,549)	553,688	49,832
Cash and cash equivalents at beginning of year	833,703	280,015	230,183
Cash and cash equivalents at end of year	$82,154	$833,703	$280,015
Cash paid for interest expense	$1,719,762	$432,414	$188,685

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Simclar, Inc. (“Simclar ”) and its subsidiaries, including Simclar (Mexico), Inc. (“Simclar (Mexico)”), Simclar de Mexico, S.A. de C.V. (“Simclar de Mexico”), Techdyne (Europe) Limited (“Techdyne (Europe)”), Simclar (North America), Inc. (“SNAI”), and Simclar Interconnect Technologies, Inc. (“SIT”), collectively referred to as the “company.” During 2003, the company changed its name to Simclar, Inc. from Techdyne, Inc. following a merger with its wholly owned subsidiary, Lytton Inc. SIT was acquired during the first quarter of 2006 (refer to Note 15). All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 73.4% owned subsidiary of Simclar Group Limited (“Simclar Group”), a privately owned company incorporated in the United Kingdom.

Business

The company operates in one business segment, manufacturing electronic and electro-mechanical products in the data processing, telecommunication, instrumentation and food preparation equipment industries.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair values. The credit risk associated with cash and cash equivalents is considered low due to the high quality of the financial institutions in which the assets are invested.

Inventories

Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and a portion of fixed and variable-manufacturing overhead. The company reviews its inventories on an annual basis to identify parts that have not been used in the manufacturing process during the previous two year period or are not believed to be required for use in the manufacturing process during the next six months. The carrying value of these identified parts is reduced to estimated realizable value with a charge to the allowance for obsolescence. Additional write-downs, if required, are recorded in the period identified.

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the useful lives of the assets, generally estimated to be 25 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment; 3 to 10 years for tools and dies; and 5 to 15 years for leasehold improvements. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized. Depreciation expense totaled approximately $1,608,000, $1,274,000, and $1,020,000 for the years ended December 31, 2006, 2005, and 2004 respectively.

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

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans. Amortization expense for the years ended December 31, 2006, 2005, and 2004 was approximately $282,000, $9,000, and $10,000 respectively.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the businesses acquired and is not amortized.  Intangible assets with determinable lives are amortized over the estimated useful life in a manner reflective of the pattern in which the economic benefits of the intangible assets are used up. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using fair-value-based tests.  During 2006, 2005, and 2004, the company evaluated goodwill and other intangible assets in accordance with SFAS No. 142. The company will evaluate the Litton assets acquisition in the first quarter of 2007. The Simclar (North America) acquisition is tested during the second quarter of each year while the AG Technologies acquisition is tested in the third quarter. The company determined no impairment related to the carrying value of such assets. The goodwill recognized in the acquisitions of Lytton, Inc., AG Technologies, Inc., Simclar (North America), Inc. and the Litton assets is:

Balance of goodwill as of January 1, 2004 and 2005	$4,840,545
Goodwill arising from acquisitions in 2005	1,077,393
Balance as of December 31, 2005	5,917,938
Goodwill arising from acquistions in 2006	$3,492,766
Balance at December 31, 2006	$9,410,704

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Identifiable intangible assets consist of the following:

	December 31, 2006		December 31, 2005
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Non-compete agreement	$68,000	$(25,139)	$18,000	$(2,250)
Customer list	1,472,207	(184,068)	52,207	(6,961)

	$1,540,207	$(209,207)	$70,207	$(9,211)

Amortization expense for intangible assets was approximately $200,000 for 2006 and $9,000 for 2005. There was no amortization expense for 2004. Estimated amortization expense for the next five years is as follows:   2007-$411,000; 2008-$365,000; 2009-$273,000; 2010-$137,000; and 2011 and thereafter -$145,000. At December 31, 2006, the weighted average amoritization period for intangible assets was 5.95 years.

Income Taxes

Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered on differences between the financial accounting and tax basis of assets and liabilities.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method. The company had no stock options during the reported periods. Accordingly, for the years presented, there is no dilutive effect.

Following is a reconciliation of amounts used in the computations:

	Year Ended December 31,
	2006	2005	2004
Net income - numerator basic computation	$2,862,740	$947,028	$2,341,780

Weighted average shares - denominator basic
computation	6,465,345	6,465,345	6,465,345

Earnings per share:
Basic and diluted	$0.44	$0.15	$0.36

Estimated Fair Value of Financial Instruments

The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, or in the case of debt, because such instruments bear variable interest rates which approximate market rates.

Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that place the most significant demands on management’s judgment include, but are not limited to, doubtful accounts receivable, income taxes, impairment of goodwill and long-lived assets, business combinations, and inventory obsolescence. These estimates and assumptions are based on information presently available and actual results could differ from those estimates.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition and Accounts Receivable

The company’s sales are primarily derived from product manufacturing including, but not limited to, finished molded and non-molded cables, wiring harnesses, printed circuit board assemblies, electro-mechanical and electronic assemblies. Revenue is recognized upon shipment of the product to the customer which, under contractual terms, is generally FOB shipping point. Upon shipment, title transfers and the customer assumes the risks and rewards of ownership of the product. The selling price of the product is fixed and the ability to collect for the sale to the customer is reasonably assured when the product is shipped.

Revenue from contract manufacturing, rework and refurbishing is recognized upon shipment of the product to the customer which, under contractual terms, is generally FOB shipping point.

Trade receivables are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date.

The company’s estimate of the allowance for doubtful accounts for trade receivables is primarily determined based upon the length of time that the receivables are past due. In addition, management estimates are used to determine probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.

The company undertakes a series of actions based upon the aging of past due trade receivables, including letters and direct customer contact. Accounts are deemed uncollectible based on a customer’s payment experience and current financial condition.

Shipping Costs

Shipping costs related to the transportation of products sold to customers are charged to cost of goods sold.

Warranty Costs

The company warrants that products used in its manufacturing process are free from defects in material and workmanship for a period of one year from shipment to the customer. If the manufactured product fails in this period due to defect, the company will rework the product until it functions per the customer’s specifications. The costs associated with the rework of any return of defective products are treated as a period expense when the products are reshipped to the customer. The company estimates the cost or reworking defective products is historically less than 1% of its annual sales and thus has not recorded any liability for rework costs on its financial statements.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Operations

The financial statements of the foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses, which are not material, are included in the results of operations.
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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, the provisions of FIN 48 provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 or January 1, 2007 as to the company. The company will adopt FIN 48 in the first quarter of 2007 as required. Management is presently concluding the analysis required under the prouncement, but does not believe adoption will have a material adverse effect on the Company's consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending December 31, 2008. The company is currently evaluating the impact of the provisions of SFAS No. 157 on the Company's consolidated financial statements.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

During 2006, management concluded that the company’s consolidated financial statements for the year ended December 31, 2005 were misstated, resulting in overstated sales, understated cost of sales, overstated receivables, understated inventories, understated payables, and overstated net income. The misstatement related to accounting errors associated with the company’s subsidiary, Simclar (Mexico), Inc. The following adjustments were made to correct: (a) the overstatements of sales and receivables; (b) the understatements of cost of sales, inventories, and payables; and (c) the overstatement of net income, for the year ended December 31, 2005.

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

In addition, a prior period adjustment for $17,274 related to the above matter was charged to retained earnings as of December 31, 2004.

NOTE 3—INVENTORIES

Inventories are comprised of the following:

	December 31,
	2006	2005
Raw materials and supplies	$16,992,310	$11,333,762
Work in process	2,829,592	1,794,401
Finished goods	1,988,934	919,261
Allowance for obsolescence	(1,551,799)	(1,821,963)
	$20,259,037	$12,225,461

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2006	2005
Accrued compensation	$975,130	$628,369
Accrued property taxes	160,338	265,554
Accrued commissions	166,640	147,585
Other	438,691	338,255
	$1,740,799	$1,379,763

NOTE 5—LONG-TERM DEBT

In December 2005, we entered into two amended credit facilities and one new credit facility with Bank of Scotland in Edinburgh, Scotland (“BoS”) consisting of:

		Original	Balance at
Borrower	Type of facility	amount	December 31, 2006
Simclar, Inc.	Working capital	$5,000,000	$4,944,843
Simclar, Inc.	Term loan - four tranches (see
	detail of tranches below)	$21,650,000	$18,500,000
Simclar Interconnect
Technologies, Inc.	Working capital	$1,000,000	$127,759

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at December 31, 2006 was 6.85% based on the one month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%. The interest rate for this working capital facility at December 31, 2006 was 6.85%.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%. The term debt interest rate was 6.85% for tranches A and B, 7.85% for tranche C, and 8.85% for tranche D at December 31, 2006 based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

NOTE 5—LONG-TERM DEBT - Continued

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

The weighted average interest rate on long-term debt for the year was 7.7%

All of the assets of the company collateralize the credit facilities. The credit facilities contain affirmative and negative covenants. In addition, our credit facilities require us to maintain:

•	consolidated adjusted net worth greater than $15,000,000 from March 31, 2006 (tested on a quarterly basis);
•	a ratio of consolidated current assets to consolidated net borrowing prior to December 31, 2007 of not less than 1:1 and thereafter not to be less than 1.5:1 (tested on a quarterly basis);
•	a ratio of consolidated trade receivables to consolidated net borrowing of not less than 0.5:1 prior to December 31, 2007 and not less than 0.75:1 thereafter (tested on a quarterly basis); and
•
a ratio of EBIT to total interest not less than 3:1 until March 31, 2006; not less than 3.5:1 from April 1, 2006 to December, 2007; and not less than 4:1 thereafter (tested on a quarterly basis beginning December 31,,2005)

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—LONG-TERM DEBT - Continued

•
a ratio of net borrowings to EBITDA not to exceed 5:1 through December 31, 2006; not less than 4.5:1 from January 1, 2007 to December 31, 2007; not less than 4:1 from January 1, 2008 to December 31, 2008; not less than 3.5:1 from January 1, 2009 to December 31, 2009; and not less than 3:1 thereafter (tested on a quarterly basis beginning December 31, 2006).

Effective January 26, 2007, we entered into amendments of the two working capital facilities. The term of the $1 million working capital facility of Simclar IT, originally entered into in December 2005, was extended to January 28, 2008. The Simclar, Inc. $5 million working capital facility, last amended in December 2005, was increased to $7.5 million, and its maturity date was extended to January 28, 2008. No other material changes were made to either facility by the amendments.

The company did not satisfy the EBIT to total interest coverage covenant contained in the credit facilities at December 31, 2006. Bank of Scotland has nonetheless agreed to suspend the effectiveness of this covenant until the earlier of December 31, 2007 or the negotiation of revised financial covenants. In this regard, the company will submit by April 30, 2007 a financial projection for the remainder of 2007 showing relevant measurements against the financial covenants. EBIT to total interest coverage pending renegotiation of the covenant must exceed 3:1 on a quarterly basis and the other financial covenants must be complied with. The company is in compliance with the 3:1 interest coverage ratio and management is of the opinion that such compliance will be maintained during such period.

In connection with the credit facilities, the company and its subsidiaries entered into an amended security agreement, pursuant to which BoS was granted a security interest in substantially all of their respective assets to secure the company's borrowings under its credit facilities, and guarantees pursuant to which SIT and SNAI guaranteed the obligations of the company to BoS under the credit facilities. Additionally, the company and Simclar (Mexico) entered into an amended pledge agreement, pursuant to which all of the shares owned by the company in its subsidiaries, other than Simclar de Mexico were pledged as security for the company's obligations to BoS under the credit facilities. Simclar Group Limited has provided a guarantee to BoS in respect of loans advanced to Simclar, Inc. up to a maximum amount of $10,000,000; likewise, Simclar, Inc. has guaranteed certain Simclar Group
Limited’s loans from BoS also up to a maximum amount of $10,000,000. In both cases, this maximum amount reduces, subject to certain ratios of borrowings to EBITDA being achieved.

In addition, at the time of the SNAI acquisition the company entered into an amended pledge agreement with BoS, whereby it pledged the stock of SNAI as additional security for its outstanding term and working capital facilities.

Long-term debt outstanding:

	December 31,
	2006	2005
Term loan	$18,500,000	$4,200,000
Less current portion	3,200,000	1,200,000
	$15,300,000	$3,000,000

Scheduled maturities of long-term debt outstanding at December 31, 2006 are approximately: 2007 - $3,200,000; 2008 - $3,200,000; 2009 - $2,200,000; 2010 - $4,200,000; 2011 - $3,200,000; and 2012 - $2,500,000. Interest payments on all of the above debt amounted to approximately $1,651,184, $432,000, and $189,000 in 2006, 2005, and 2004 respectively.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate, Computronics International Corp. This agreement replaces a deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006, with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS debt. The balance at December 31, 2006 was approximately $2,065,000 and is reflected as subordinated long-term debt on the face of the financial statements, net of $847,000 reflected in current portion of long-term debt.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2006	2005	2004
United States income	$3,841,168	$1,433,786	$3,269,909
Foreign income	360,950	310,976	165,712
	$4,202,118	$1,744,762	$3,435,621

Income tax payments were approximately $ 1,356,000, $1,253,000, and $754,000 in 2006, 2005, and 2004 respectively.

The components of the current net deferred tax asset and long-term net deferred tax liability are as follows:

	December 31,
	2006	2005
Deferred tax asset:
Inventory obsolescence	$605,201	$710,566
Costs capitalized in ending inventory	129,880	94,570
Accrued expenses	185,039	88,272
Other	114,412	91,648
Total current asset	1,034,532	985,056

Deferred tax asset (liability)
NOL carryforwards	8,286,335	8,307,458
Depreciation and amortization	(414,062)	(503,957)
Other	(14,969)	(14,969)
Total long-term asset	7,857,304	7,788,532
Less: valuation allowance	(8,286,335)	(8,307,458)
Net long-term liability	(429,031)	(518,926)

Net deferred tax asset	$605,501	$466,130

During 2005, the company acquired SNAI and the related net operating loss (NOL) carryforwards. At December 31, 2006, SNAI had unused U.S. federal and state net operating loss carryforwards of approximately $22,000,000 and $7,000,000, respectively, generally expiring from 2022 through 2025.  The NOL carryforwards from the acquisition can only be used to offset future taxable income of SNAI and not taxable income of the consolidated entity. Based on the available evidence at the date of the acquisition and as of December 31, 2006 regarding the likelihood of utilizing these loss carryforwards before the expiration date, a valuation allowance has been provided for the full amount of possible tax benefit. The company has not provided a valuation allowance for the remainder of the deferred tax asset based on taxes paid in the current year and available carryback years.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6—INCOME TAXES - Continued

The company’s 2005 federal income tax return is presently under examination by the Internal Revenue Service. In the opinion of management, the completion of such examination will not result in the assessment of taxes which will have a material adverse effect on the company’s financial position or results of operations.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$1,276,535	$838,008	$957,109
State and local	124,616	154,424	59,991
Foreign	77,597	38,575	54,041
	1,478,748	1,031,007	1,071,141

Deferred
Federal	(149,272)	(209,348)	19,791
State	9,901	(23,925)	2,909
	(139,371)	(233,273)	22,700
	$1,339,377	$797,734	$1,093,841

Techdyne (Europe) and Simclar de Mexico. file separate income tax returns in the United Kingdom and Mexico, respectively.

The reconciliation of income tax rates attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense is:

	Year Ended December 31,
	2006	2005	2004
Statutory tax rate (34%) applied to income before
income taxes	34.0%	34.0%	34.0%
Increases (reduction) in taxes resulting from:
State income taxes expense net of federal
income tax effect	1.9%	4.4%	1.2%
Tax rate differential relating to tax benefit of
foreign operating income	-1.1%	-3.5%	0.1%
Nondeductible items	1.2%	1.0%	0.4%
Dividend from non-U.S. subsidiary	0.0%	7.1%	0.0%
Refund of prior U.S. income taxes	-0.6%	0.0%	-1.1%
Settlement of U.S. income taxes	-2.2%	0.0%	-3.8%
Other	-1.3%	2.7%	1.0%
	31.9%	45.7%	31.8%

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The earnings of the company’s Mexican subsidiary are expected to be permanently reinvested in the operations of that subsidiary.  As such, the company has historically not recorded a deferred tax liability based on the subsidiary’s accumulated undistributed earnings.  However, based on U.S. tax law, there was a deemed distribution during 2005 of all current and accumulated earnings due to a pledge agreement associated with the company’s credit facilities with BoS.  The pledge agreement has been modified; therefore, the earnings of the Mexican subsidiary will not be subject to U.S. taxation until distributed.  Therefore, as of December 31, 2005, there were no undistributed earnings due to the deemed distribution in 2005. As of December 31, 2006 undistributed earnings were approximately $361,000.

NOTE 7—TRANSACTIONS WITH SIMCLAR GROUP

The company’s parent, Simclar Group, provides certain financial and administrative services to the company under a service agreement. The amount of expenses incurred under the service agreement totaled $480,000, $415,000, and $360,000 in 2006, 2005, and 2004 respectively.

The company has a net payable due to Simclar Group of approximately $1,344,000 at December 31, 2006 compared to a net payable due to Simclar Group of $1,873,000 at December 31, 2005. During 2006 the company accrued financial and administrative expenses under the service agreement with Simclar Group, and received net repayments of amounts due from Simclar Group entities. The net payable due Simclar Group incurs interest of LIBOR + 1.5%. For additional information related to pledge agreements and guarantees with BoS refer to Note 5.

 NOTE 8—RELATED PARTY TRANSACTIONS

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

For 2006 and 2005 the company had sales with Simclar Corp., a related party of Simclar Group, totaling approximately $1,521,000 and $2,633,000 respectively, and sales to Simclar Group of approximately $94,000 and $76,000 respectively. The company transferred surplus equipment to Simclar China during 2005 for the net book value of approximately $158,000. The company had net receivables from related parties as of December 31, 2006 of approximately $593,000 from Simclar Corp. and approximately $152,000 from Simclar China.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Commitments

The company has leases for several facilities which expire at various dates through 2017 with renewal options for a period of five years at the then fair market rental value. The company’s aggregate lease commitments at December 31, 2006, are approximately: 2007—$1,125,000, 2008—$1,096,000, 2009—$1,092,000, 2010 —$1,095,000, 2011—$681,000 and thereafter —$1,866,000. Total rent expense was approximately $1,040,000, $1,045,000, and $753,000 for the years ended December 31, 2006, 2005, and 2004 respectively.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Plan

The company sponsors two 401(k) Profit Sharing Plans covering substantially all of its employees, excluding Techdyne (Europe) and Simclar (Mexico). The plan which covers all locations with the exception of SNAI, offers a 50% corporate match based on the first 4% of each employee’s annual earnings contributed to the plan. The discretionary profit sharing and matching expense amounted to approximately $95,000, $55,000, and $73,000 for the years ended December 31, 2006, 2005, and 2004 respectively. The SNAI plan currently does not offer a corporate match.

Contingencies

The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company’s financial position, results of operations, or cash flow.

NOTE 10—STOCK OPTIONS

From time to time, the company has granted stock options to employees based on the fair value of the common stock on the date of the grant. At December 31, 2006, there were no stock options outstanding and there was no activity in the company’s stock option plan for the years ended December 31, 2006, 2005, or 2004.

NOTE 11—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following summarizes certain quarterly operating data:

	2006				2005
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands except per share data)
Net Sales	$21,823	$30,399	$30,654	$33,156	$12,356	$13,991	$16,591	$18,066
Gross Profit	2,791	3,774	3,912	3,865	1,564	1,731	1,819	2,023
Net Income	506	790	618	949	292	221	242	192

Earnings per share:
Basic & diluted	$0.08	$0.12	$0.10	$0.15	$0.05	$0.03	$0.04	$0.03

NOTE 12—GEOGRAPHIC AREA DATA AND MAJOR CUSTOMER

Summarized financial information for the company’s one reportable segment is shown in the following table:

	Year Ended December 31,
Geographic Area Sales	2006	2005	2004

United States	$115,870,810	$60,742,340	$53,551,613
Mexico	160,625	263,156	30,874
	$116,031,435	$61,005,496	$53,582,487

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
Geographic Area Operating Income (Loss)	2006	2005	2004
United States	$5,607,712	$1,842,436	$2,988,243
Mexico	365,463	310,976	609,709
	$5,973,175	$2,153,412	$3,597,952

Sales to major customer are as follows:

	Year Ended December 31,
Major Customers	2006	2005	2004

Customer 1	7%	17%	17%
Customer 2	20%	0%	0%

The loss of or substantially reduced sales to these customers would have an adverse effect on the company’s operations if such sales were not replaced. A significant customer would be any customer with annual sales volume from the company of 10% or more.

NOTE 13—ACQUISITION OF AG TECHNOLOGIES, INC.

In 2003, the company acquired for cash, all of the outstanding stock of AG Technologies, Inc., a privately owned company based in Schaumburg, Illinois. The company name was changed to Simclar (Mexico), Inc. Additional consideration of up to $1,300,000 was payable based on Simclar (Mexico)’s net sales in each of the three years ending July 14, 2004, 2005 and 2006. Such amount was paid in installments as sales goals were met through the first quarter of 2006.

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations”. The purchase price for the acquisition, including loan repayment and net of cash received, totaled $1,951,547 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded $1,279,118 of goodwill and $18,000 of intangibles based on the opening balance sheet. The $1,300,000 additional earn-out amounts increased the goodwill related to the acquisition of Simclar (Mexico), Inc. to $2,579,118.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—ACQUISITION OF SIMCLAR (NORTH AMERICA), INC.

In 2005, the company purchased from Simclar Group all of the outstanding common shares of SNAI , a North Carolina corporation. SNAI is a comprehensive fabricator of sheet metal components and higher level assemblies that operates a 95,000 square foot manufacturing and assembly facility in North Carolina. This acquisition allowed the company to expand its product offerings in the northeast and midwest U.S. for fabricated sheet metal and higher level assemblies.

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

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, "Business Combinations". Cash received as part of the acquisition was $347,645 and is included within current assets in the table below. The remaining net liabilities assumed of $310,645 include a $4,014,000 liability reflecting an intercompany payable from SNAI to Simclar Group and certain of its subsidiaries. The net liabilities of $310,645 were allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded a $52,207 intangible asset for the customer list of SNAI acquired as part of the acquisition. This intangible asset will be amortized over a period of 60 months, representing the company's best estimate of the asset's useful life. As of December 31, 2005, SNAI has a potential contingent liability for lease dilapidation costs which is not determinable. The company has been indemnified by Simclar Group against any excess in cost over and above the current provision as part of the sale and purchase agreement, and therefore, in the opinion of management, there is limited risk to the company for any additional costs.

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

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—ACQUISITION OF SIMCLAR (NORTH AMERICA), INC. - Continued

The purchase price allocation related to this acquisition is as follows:

Current assets	$1,581,590
Equipment	3,792,627
Goodwill	383,825
Intangibles	52,207
Deferred tax asset	38,765
Total assets acquired	$5,849,014

Current liabilities	$1,375,292
Amount due major stockholder, net	4,014,132
Deferred tax liability	422,590
Total liabilities assumed	$5,812,014
Net assets acquired	$37,000

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition.

NOTE 15—ACQUISTION OF CERTAIN U.S. ASSETS OF LITTON SYSTEMS, INC.

In 2006, the company and Simclar Interconnect Technologies, Inc., its newly-formed wholly owned subsidiary ("Simclar IT") purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc. ("Litton"), a subsidiary of Northrop Grumman Corporation, for $16 million in cash (subject to certain purchase price adjustments) and the assumption of certain liabilities (the "Acquisition"). At the same time, Simclar Group Limited also acquired from Litton Systems International, Inc. and Litton U.K. Ltd. all of the share equity of Litton Electronics (Suzhou) Co. Ltd., a subsidiary organized in China, and certain assets of the Interconnect Technologies Division assembly business in the U.K., respectively, through its subsidiary Simclar Interconnect Technologies Limited.

In connection with the Acquisition, the company and Simclar IT entered into an occupancy agreement pursuant to which Simclar IT will occupy space in Litton's Springfield, Missouri facility for a period of up to one year, and a transition services agreement pursuant to which Litton will provide certain administrative services to the company and Simclar IT to support its operations during the occupancy period.

The company financed the purchase of the assets under its amended term loan facility with the BoS.

In connection with the loan, the company, Simclar IT and other subsidiaries entered into an amended security agreement, pursuant to which BoS was granted a security interest in substantially all of their respective assets to secure the company's borrowings under its credit facilities, and a guaranty pursuant to which Simclar IT guarantied the obligations of the company to BoS under the credit facilities. Additionally, the company and Simclar (Mexico), Inc. entered into an amended pledge agreement, pursuant to which all of the shares owned by the company in its subsidiaries other than Simclar de Mexico were pledged as security for the company's obligations to BoS under the credit facilities.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—ACQUISTION OF CERTAIN U.S. ASSETS OF LITTON SYSTEMS, INC. - Continued

The finalized purchase price allocation related to this acquisition is as follows:

Current assets	$13,149,821
Equipment	2,539,195
Goodwill	3,373,397
Intangibles	1,470,000
Total assets acquired	$20,532,413

Current liabilities	4,410,264
Total liabilities assumed	$4,410,264
Net assets acquired	$16,122,149

Management is of the present opinion that the recorded intangible and goodwill arising from the acquisition will be tax deductible.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes selected unaudited pro forma financial information for years ended December 31, 2006 and 2005, respectively, as if SNAI and Litton had been acquired as of January 2005. The unaudited pro forma financial information includes adjustments for intercompany transactions.

	Year Ended December 31,
	2006	2005
Pro forma sales	$125,600,000	$114,800,000

Pro forma net income	$3,600,000	$3,000,000

Pro forma earnings per share:	$0.56	$0.46
Basic and diluted

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might ultimately be achieved from combining the operations.

SIMCLAR, INC. AND SUBSIDIARIES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT
ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of Simclar, Inc. and subsidiaries:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Simclar, Inc. and subsidiaries referred to in our report dated April 6, 2007, which is included in Part II on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II of Simclar, Inc. and subsidiaries for the three years ended December 31, 2006 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The schedule for the two years ended December 31, 2005 was audited by other auditors, whose report is set forth elsewhere herein. This schedule for the year ended December 31, 2006 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
April 6, 2007

SIMCLAR, INC. AND SUBSIDIARIES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT
ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders
Simclar, Inc. and Subsidiaries
Hialeah, FL

We have audited the consolidated financial statements of Simclar, Inc and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the years then ended. Our audits also included the accompanying consolidated financial statement schedule of the Company. This consolidated financial statement schedule is the responsibility of management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ BATTELLE & BATTELLE LLP

Battelle & Battelle LLP
Dayton, Ohio
March 29, 2006

SIMCLAR, INC. AND SUBSIDIARIES

A. Schedule II - Valuation and Qualifying Accounts

Simclar, Inc. and Subsidiaries
December 31, 2006

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
			Additions
			(Deductions)	Other
			Charged	Changes
	Balance at		(Credited)	Add	Balance
	Beginning		toCosts and	(Deduct)	at End of
Classsification	of Period	Acquisition	Expenses	Describe	Period
YEAR ENDED DECEMBER 31,
2006:
Reserves and allowances
deducted
From asset accounts:
Allowance for uncollectible
accounts	$235,000		$135,020	$(76,020)	$294,000
Reserve for inventory
obsolescence	1,822,000		862,000	(1,132,000)	1,552,000
	$2,057,000	$-	$997,020	$(1,208,020)	$1,846,000

YEAR ENDED DECEMBER 31,
2005:
Reserves and allowances
deducted
From asset accounts:
Allowance for uncollectible
accounts	$182,000	$27,000(3)	$55,000	$(29,000)	$235,000
Reserve for inventory
obsolescence	1,481,000	30,000(3)	469,000	(158,000)	1,822,000
	$1,663,000	$57,000(3)	$524,000	$(187,000)	$2,057,000

YEAR ENDED DECEMBER 31,
2004:
Reserves and allowances
deducted
From asset accounts:
Allowance for uncollectible
accounts	$279,000		$35,000	$(132,000(1))	$182,000
Reserve for inventory
obsolescence	1,421,000		382,000	(322,000(2))	1,481,000
	$1,700,000	$-	$417,000	$(454,000)	$1,663,000

(1) Uncollectible accounts written off, net of recoveries
(2) Net write-offs against inventory reserves
(3) Acquisition of Simclar (North America), Inc.