Form 10-Q
period 2007-03-31
SIMCLAR INC
filed 2007-05-15
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, $.01 par value per share	6,465,345 shares

SIMCLAR, INC.

Form 10-Q

For the quarter ended March 31, 2007

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

1) Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

2) Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006.	5

3) Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006.	6

4) Notes to Consolidated Financial Statements as of March 31, 2007	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II -- OTHER INFORMATION

Item 6. Exhibits	24

Signatures	24

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$334,935	$82,154
Accounts receivable, less allowances of $295,815
and $293,364 at March 31, 2007 and December 31, 2006 respectively	19,211,357	20,801,668
Amounts receivable from major stockholder, net	1,436,303	-
Inventories, less allowances for obsolescence of $1,546,940 at March 31,
2007 and $1,551,799 at December 31, 2006	21,641,950	20,259,037
Prepaid expenses and other current assets	719,374	637,856
Prepaid income taxes	-	15,405
Deferred income taxes	1,034,532	1,034,532
Total current assets	44,378,451	42,830,652
Property and equipment:
Land and improvements	547,511	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	15,329,226	15,563,042
Tools and dies	363,992	363,992
Leasehold improvements	660,949	660,949
Construction in progress	595,680	537,879
Total property and equipment	18,733,262	18,909,277
Less accumulated depreciation and amortization	9,361,609	8,984,948
Net property and equipment	9,371,653	9,924,329

Deferred expenses and other assets, net	342,338	367,122
Goodwill	9,410,704	9,410,704
Intangible assets, net	1,223,973	1,331,000
Total assets	$64,727,119	$63,863,807

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31,	December 31,
	2007	2006
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,504,207	$5,065,771
Accounts payable	17,896,203	16,396,407
Accrued expenses	1,519,544	1,740,799
Accrued income taxes	134,072	-
Amounts payable to major stockholder, net	-	1,344,139
Current portion of long-term debt	4,053,731	4,047,408
Total current liabilities	31,107,757	28,594,524

Long-term debt	13,250,000	15,300,000
Deferred trade accounts payable	1,005,652	1,217,986
Deferred income taxes	429,031	429,031
Other long term liabilities	400,000	400,000
Total liabilities	46,192,440	45,941,541

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and
outstanding 6,465,345 shares at March 31, 2007 and December 31, 2006	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	7,024,371	6,385,732
Accumulated other comprehensive income (loss)	(432)	25,794
Total stockholders' equity	18,534,679	17,922,266
	$64,727,119	$63,863,807

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Sales	$31,407,512	$21,822,731
Cost of goods sold	27,581,733	19,031,264
Gross Margin	3,825,779	2,791,467
Selling, general and administrative expenses	2,378,026	1,600,811
Income from operations	1,447,753	1,190,656
Interest expense	496,121	286,610
Interest and other (income) expense	(16,002)	11,673
Income before income taxes	967,634	892,373
Income tax provision	328,995	386,629
Net income	$638,639	$505,744
Earnings per share:
Basic	$0.10	$0.08

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$638,639	$505,744
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	530,940	343,113
Deferred expenses and other assets	24,784	(385,606)
Provision for inventory obsolescence	124,732	86,805
Other liabilities	-	400,000
Gain on disposal of property and equipment	-	(3,238)
Changes relating to operating activities from:
Accounts receivable	1,590,311	(1,145,655)
Amounts receivable from / payable to major stockholder, net	(2,780,442)	172,359
Inventories	(1,507,645)	(881,207)
Prepaid expenses and other current assets	(81,518)	(207,726)
Accounts payable	1,499,796	1,182,426
Accrued expenses	(221,255)	(34,139)
Income taxes payable	149,477	194,271
Net cash (used in) provided by operating activities	(32,181)	227,147
Investing activities:
Additions to property and equipment	(396,237)	(75,352)
Proceeds from sale of property and equipment	525,000	18,500
Acquisition of subsidiaries, net of cash acquired:
Simclar (Mexico), Inc.	-	(54,896)
Simclar Interconnect Technologies, Inc.	-	(16,122,149)
Net cash provided by (used in) investing activities	128,763	(16,233,897)
Financing activities:
Borrowing on bank line of credit	5,021,682	645,017
Repayments on bank line of credit	(2,583,246)	(446,043)
Proceeds from long-term borrowings	-	16,000,000
Payments on long-term bank borrowings	(2,256,011)	(300,000)
Net cash provided by financing activities	182,425	15,898,974
Effect of exchange rate fluctuations on cash	(26,226)	1,551
Net change in cash and cash equivalents	252,781	(106,225)
Cash and cash equivalents at beginning of period	82,154	833,703
Cash and cash equivalents at end of period	$334,935	$727,478
Supplemental disclosure of cash flow information:
Interest paid in cash	$487,835	$248,820

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Simclar, Inc. ("Simclar") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar Mexico"), Simclar de Mexico, S.A. de C.V. (“Simclar de Mexico”), Simclar (North America), Inc. (“SNAI”), Simclar Interconnect Technologies, Inc. (“SIT”), and Techdyne (Europe) Limited ("Techdyne (Europe)") collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 73.4% owned subsidiary of Simclar Group Limited ("Simclar Group"), a company incorporated in the United Kingdom.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and have not been audited by an independent public accounting firm. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the company, and interim periods within that fiscal year. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The company is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Inventories

Inventories net of allowance for obsolescence are comprised of the following:

	March 31,	December 31,
	2007	2006
Raw materials and supplies	17,916,686	$16,992,310
Work in process	2,752,529	2,829,592
Finished goods	2,519,675	1,988,934
Allowance for obsolescence	(1,546,940)	(1,551,799)
	$21,641,950	$20,259,037

NOTE 4 - Earnings per share

Following is a reconciliation of amounts used in the basic and diluted computations:

	Three Months Ended March 31,
	2007	2006

Net income - numerator basic computation	$638,639	$505,744
Weighted average shares - denominator basic
computation	6,465,345	6,465,345
Earnings per share:
Basic	$0.10	$0.08

There were no potentially dilutive securities outstanding for the three months ended March 31, 2007 or 2006.

NOTE 5 - Comprehensive Income

The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments.

Below is a detail of comprehensive income for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

Net Income	$638,639	$505,744
Foreign currency translation income (loss)	(26,226)	1,551
Comprehensive income	$612,413	$507,295

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - Long Term Debt

Effective January 26, 2007, we entered into amendments of the two working capital facilities. The term of the $1 million working capital facility of SIT, originally entered into in December 2005, was extended to January 28, 2008. The Simclar, Inc. $5 million working capital facility, last amended in December 2005, was increased to $7.5 million, and its maturity date was extended to January 28, 2008. No other material changes were made to either facility by the amendments.

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate, Computronics International Corp. This agreement replaced a deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006, with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the Bank of Scotland (“BoS”) credit facility. The balance at March 31, 2007 was approximately $1,859,000 and is reflected as subordinated long-term debt on the face of the balance sheet, net of $854,000 reflected in current portion of long-term debt

NOTE 7 - Amounts Due to Major Stockholder and Other Related Party Transactions

The company had a net receivable due from its parent, Simclar Group, certain of its subsidiaries and a related party of approximately $1,436,000 at March 31, 2007 and a net payable of approximately $1,344,000 as of December 31, 2006. Amounts receivable or payable accrue interest at the rate of LIBOR plus 1.5%. Interest income related to this receivable was approximately $16,000 and expense related to this payable was approximately $8,000 for the three months ended March 31, 2007.

Beginning in March 2006, SIT pays a monthly management fee to Simclar Interconnect Technologies Limited, a related party to Simclar Group, based on 2% of sales. The purpose of the fee is to support global research and development and sales and marketing management. The charges for the three months ended March 31, 2007 totaled approximately $269,000.

During the three months ended March 31, 2007, the company sold goods with an approximate value of $897,000 to Simclar International Corporation, a related party to Simclar Group.

In connection with the acquisition of Litton (see Note 10 below), Simclar Group has provided a guarantee to BoS in respect of loans advanced to Simclar up to a maximum amount of $10,000,000; likewise, Simclar has guaranteed certain Simclar Group loans from BoS also up to a maximum amount of $10,000,000. In both cases this maximum amount reduces, subject to certain ratios of borrowing to EBITDA being achieved.

Note 8 - Income Taxes

The company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies SFAS No. 109 “Accounting for Income Taxes,” the company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the company was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The company is subject to income taxes in the U.S. federal jurisdiction, as well as various other jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Income Taxes - continued

The company is currently under examination by the Internal Revenue Service for the year ended December 31, 2005. The company expects this examination to be concluded and settled in the next 12 months without material adverse affect to the consolidated financial statements.

The company will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in other expense. At March 31, 2007, the company had no unrecognized tax benefits.

The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The company provided income tax expense of approximately $329,000 and approximately $387,000 for the three months ended March 31, 2007 and 2006.

Income tax payments amounted to approximately $200,000 for the three months ended March 31, 2007 and approximately $150,000 for the comparable 2006 period.

NOTE 9 - Commitments and Contingencies

The company leases several facilities which expire at various dates through 2010 with renewal options for periods of up to five years at the then fair market rental value. The company sponsors two 401(k) profit sharing plans covering substantially all of its employees, excluding Techdyne (Europe) and Simclar Mexico.

The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the settlement of these matters will not have a material effect on the company's financial position.

NOTE 10 - Acquisitions

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

The company financed the purchase of the assets under an amended term loan facility with BoS. Refer to Note 6 for further details of this financing arrangement.

The acquisition was accounted for by the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price and direct expenses incurred were allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded goodwill of approximately $3,373,397 and a $1,470,000 intangible asset for the customer relationships and a non-compete agreement with Litton Systems, Inc. Goodwill will be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test. Intangible assets have been valued using fair-value-based methodology and will be amortized on an accelerated basis over the estimated useful lives.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - Acquisitions - continued

The finalized purchase price allocation related to this acquisition is as follows:

Current Assets	$13,149,821
Equipment	2,539,195
Intangible assets	1,470,000
Goodwill	3,373,397
Total assets acquired	$20,532,413

Current liabilities	$4,410,264

Net Assets Acquired	$16,122,149

Management is of the present opinion that the recorded intangible and goodwill arising from the acquisition will be tax deductible.

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. Refer to Note 11 for a summary of selected unaudited pro forma financial information for the three months ended March 31, 2006, as if Litton had been acquired at the beginning of 2006.

NOTE 11 - Pro Forma Financial Information (Unaudited)

The following table provides selected unaudited pro forma financial information for the three-month period ended March 31, 2006 as if Litton had been acquired at the beginning of 2006. The unaudited pro forma financial information includes adjustments for intercompany transactions.

Three Months Ended
March 31, 2006
Pro forma sales	$30,000,000

Pro forma net income	$685,000

Pro forma earnings per share:	$0.11
Basic

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Simclar, Inc. (“Simclar”) is a Florida corporation with five wholly owned subsidiaries - Simclar (Mexico), Inc., Simclar de Mexico S.A. de C.V., Techdyne (Europe) Limited, Simclar (North America), Inc. and Simclar Interconnect Technologies, Inc. (“SIT”). Collectively, these entities are referred to as the “company.” The company is 73.4% owned subsidiary of Simclar Group Limited, a company incorporated in the United Kingdom. On February 24, 2006, Simclar and SIT purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for $16 million in cash and the assumption of certain liabilities (see Note 10 in the Notes to Consolidated Financial Statements). All material intercompany accounts and transactions have been eliminated in consolidation.

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

The company’s quarter ended March 31, 2007 reflected growth in sales and profits through acquisition and organic growth from existing customers and facilities. The following overview comments are discussed in further detail throughout this Item 2:

•
Revenues grew by approximately 44% for the three months ended March 31, 2007 compared to the same period in 2006; approximately 14% of such growth was from existing customers and facilities while approximately 86% of the increased revenue resulted from acquisitions.

•
Gross margin increased by approximately $1 million for the three months ended March 31, 2007 compared to the same period in 2006; the improved gross margin is attributed to the higher revenues mentioned above.

•	Net income was approximately $639,000 for the three months ended March 31, 2007 compared to approximately $506,000 for the three months ended March 31, 2006.

Our operations have continued to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on our results of operations and financial condition, as has occurred in the past. Our results also depend to a substantial extent on the success of our OEM customers in marketing their products. We continue to seek to diversify our customer base to reduce our reliance on our major customers.

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

In December 2006, the company entered into a lease agreement for a new facility for the SIT operations in Ozark, Missouri. The lease is an operating lease with a term of 5 years with renewal options and an estimated annual lease expense of approximately $120,000. The move to the new facility was completed in April 2007. While there was a disruption in product shipments during this process, we do not anticipate any lost revenues nor any material negative effects as a result of this move to the new facility.

Key Financial Performance Measures

We manage and assess the performance of our business primarily through the following measures:

•	Orders booked and backlog - the ratio of orders booked to sales is reviewed on a monthly basis for each of the company's five manufacturing plants.

•	Sales - monthly sales for each plant are compared against budget and the same month in the previous year.

•	Gross margin - the gross margin achieved by each plant each month is compared against budget and the same month in the previous year.

•	Selling, general and administrative expenses - the ratio of these expenses as a percentage of sales for each plant each month compared against budget.

•	Working capital - movements in the balance sheet amounts of inventory, accounts receivable and accounts payable for each plant are reviewed on a monthly basis.

•	Bank borrowings - changes in the company's working capital facility with the bank are reviewed on a weekly basis.

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

Results of Operations - Three Months Ended March 31, 2007

Net Sales
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net Sales	$31,408	$21,823

Change from prior year	$9,585	$9,466
% change from prior year	43.9%	76.6%

As previously stated, the increase in first quarter 2007 sales of approximately $9.6 million over the same period in 2006 is approximately 86% attributable to acquisition and 14% organic growth. The backlog grew during this period by approximately $7 million, as new orders were 121% of shipments.

Gross Profit
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Gross profit margin	$3,826	$2,791
Change from prior year	$1,035	$1,226
% change from prior year	37.1%	78.3%

% of sales	12.2%	12.8%

Gross profit increased by approximately $1.0 million for the three months ended March 31, 2007, compared to the same period in 2006. Gross profit benefited by higher sales volumes as discussed above. The main factors that influence our gross margin percentage are material costs, product mix and plant utilization. We experienced some inefficiencies caused by delays in material receipts and changes in customer orders during the 2007 first quarter. These matters were the primary contributors to the decline in gross profit margin as a percentage of sales in the current year.

Selling, General, and Administrative Expenses
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Selling, general, and administrative expenses	$2,378	$1,601

Change from prior year	$777	$583
% change from prior year	48.5%	57.3%

% of sales	7.6%	7.3%

Selling, general, and administrative expenses increased by approximately $777,000, and were also higher as a percentage of sales for the three months ended March 31, 2007, compared to the same period in 2006. The increase is primarily due to the acquisition of Litton.

Interest Expense
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Interest expense	$496	$287

Change from prior year	$209	$209
% change from prior year	72.8%	267.9%

% of sales	1.6%	1.3%

The increase in interest expense in the first quarter of 2007is due to a combination of increased borrowing attributed to the acquisition of Litton and increased interest rates.

Average debt levels for the three month period ended March 31, 2007 and same period for 2006 were approximately $25.7 million and approximately $17.1 million respectively (including interest bearing debt owed to related parties).

Average interest rates in the quarter ended March 31, 2007 were 7.8% compared to 6.5% for the quarter ended March 31, 2006.

Income Before Income Taxes
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Income before taxes	$968	$892

Change from prior year	$76	$412
% change from prior year	8.5%	85.8%

% of sales	3.1%	4.1%

The increase in income before taxes of approximately $76,000 for the three months ended March 31, 2007, compared to the same period in 2006, is directly attributable to higher sales. Overall profitability was down as a percentage of sales due mainly to the decline in gross profit margin and the increase in interest expense, both of which are discussed previously.

Income Tax Expense
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Income tax expense	$329	$387

Change from prior year	$(58)	$200
% change from prior year	-15.0%	107.0%

Effective tax rate	34.0%	43.4%

Income tax expense for the three months ended March 31, 2007 was approximately $329,000. The lower effective tax rate is the result of more effective state tax planning strategies and a lesser percentage of items which were nondeductible for tax purposes.

Liquidity and Capital Resources at March 31, 2007

Cash and Cash Equivalents
(dollars in thousands)

	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$335	$82

Cash and cash equivalents were approximately $335,000 as of March 31, 2007 compared to approximately $82,000 as of December 31, 2006.
Excess liquid funds are invested in short-term interest-bearing accounts at financial institutions.

Net Cash (Used In) Provided from Operating Activities
(dollars in thousands)

	March 31,	March 31,
	2007	2006
Net cash (used in ) provided from operating activities	$(32)	$227

Net cash used in operating activities for the three months ended March 31, 2007 was approximately $32,000 compared to cash provided from operating activities of approximately $227,000 for the same period last year. In the first quarter of 2007 net income adjusted for depreciation, deferred expenses and provision for obsolescence provided approximately $1.3 million, changes in working capital provided approximately $1.5 million, while repayment of the loan to Simclar Group previously discussed used approximately $2.8 million.

Accounts Receivable
(dollars in thousands)

	March 31,	December 31,
	2007	2006
Accounts receivable	$19,211	$20,802
Average days sales outstanding	58.0	64.5

Accounts receivable as of March 31, 2007 decreased by approximately $1.6 million compared to December 31, 2006 due to collections on the high sales in December. The March 31, 2007 days sales outstanding (DSO) is calculated on sales for the quarter and appears higher than it should due to March sales being substantially stronger than January or February. If DSO were calculated based on March sales it would approximate 50 days.

Inventory
(dollars in thousands)

	March 31,	December 31,
	2007	2006
Inventory	$21,642	$20,259
Average inventory turnover	5.1	5.3

Inventory as of March 31, 2007 increased by approximately $1.4 million compared to December 31, 2006. The growth was primarily due to customer delayed deliveries. The average inventory turnover was 5.1 in the three months to March 31, 2007 compared to 5.3 in the year ended December 31, 2006. The company continues to seek improvements in inventory turnover through smaller order quantities and vendor managed inventories.

Cash Used in Investing Activities
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Net cash provided by (used) in investing activities	$129	$(16,234)

Investing activities for the three months ended March 31, 2007 included approximately $396,000 for equipment purchases and approximately $525,000 proceeds for equipment sold. The February 2006 acquisition of Litton accounted for $16.1 million of the cash used in the first quarter of 2006.

Cash Provided by Financing Activities
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash provided by financing activities	$182	$15,899

Financing activities for the three months ended March 31, 2007 included term loan repayments of $2.1 million, a principal payment of approximately $206,000 on the Winsson debt, and an increase in the amount borrowed on our lines of credit of approximately $2.4 million. The $2.1 million in term loan repayments included $800,000 in scheduled payments plus $1.25 million of additional payments. The increase in the line of credit was used to repay a note due to Simclar Group. The financing activity in 2006 was primarily the $16 million increase in our long-term credit facility to fund the Litton acquisition.

In December 2005, we entered into two amended credit facilities and one new credit facility with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount (as amended)	Balance at March 31,2007
Simclar, Inc.	Working capital	$7,500,000	$7,482,234

Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$21,650,000	$16,450,000

Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$21,973

Effective January 26, 2007, we entered into amendments of the two working capital facilities. The term of the $1 million working capital facility of SIT, originally entered into in December 2005, was extended to January 28, 2008. The Simclar, Inc. working capital facility, last amended in December 2005, was increased to $7.5 million from $5 million, and its maturity date was extended to January 28, 2008. No other material changes were made to either facility by the amendments.

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at March 31, 2007 was 6.84% based on the three month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 3.5%. The interest rate in effect for tranches A and B at March 31, 2007 was 6.84% based on the three month election. The interest rate in effect at March 31, 2007 for tranche C was 7.82% and for tranche D was 8.83% based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

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
•
we indemnify the bank against all costs and expenses incurred by it which arise as a result of any actual or threatened (i) breach of environmental laws; (ii) release or exposure to a dangerous substance at or from our premises; or (iii) claim for an alleged breach of environmental law or remedial action or liability under such environmental law which could have an material adverse effect;

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
•
a ratio of EBIT to total interest not less than 3:1 until March 31, 2006; not less than 3.5:1 from April 1, 2006 to December 31, 2007; and not less than 4:1 thereafter (tested on a quarterly basis beginning December 31, 2005); and

•
a ratio of net borrowings to EBITDA not to exceed 5:1 through December 31, 2006; not less than 4.5:1 from January 1, 2007 to December 31, 2007; not less than 4:1 from January 1, 2008 to December 31, 2008; not less than 3.5:1 from January 1, 2009 to December 31, 2009; and not less than 3:1 thereafter (tested on a rolling quarterly basis beginning December 31, 2006).

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

The company did not satisfy the EBIT to total interest coverage covenant contained in the credit facilities at December 31, 2006. Bank of Scotland has nonetheless agreed to suspend the effectiveness of this covenant until the earlier of December 31, 2007 or the negotiation of revised financial covenants. In this regard, the company was to submit by April 30, 2007 a financial projection for the remainder of 2007 showing relevant measurements against the financial covenants. The company submitted the requested projections as required. EBIT to total interest coverage, pending renegotiation of the covenant, must exceed 3:1 on a quarterly basis and the other financial covenants must be complied with. The company is in compliance with the 3:1 interest coverage ratio and management is of the opinion that such compliance will be maintained during such period of renegotiating the debt covenants.

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

We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at March 31, 2007:

	Total	Less than	1 - 3	4 - 5	Over 5
In Thousands	Amounts	1 Year	Years	Years	Years
Long-term debt with interest	$19,882	$4,077	$6,378	$8,536	$891
Operating leases	6,684	1,140	2,178	1,500	1,866
Bank line of credit with interest	8,018	8,018	-	-	-
Long-term subordinated debt with interest	1,881	854	1,027	-	-
	$36,465	$14,089	$9,583	$10,036	$2,757

The company’s near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and meeting the company’s required bank debt obligations. We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility is sufficient to fund our operating, investing, and financing activities.

Critical Accounting Policies

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2006. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these accounting policies during the three months ended March 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term interest-bearing accounts at financial institutions in which we had excess cash invested in interest bearing accounts at March 31, 2007.

Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $24,215,000 at March 31, 2007.

We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our quarter-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our quarter-end variable rate debt would result in a negative impact of approximately $60,000 on our quarterly results of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

Material Weakness in Control Over Financial Reporting

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

The control deficiencies identified by our management, which in combination resulted in a material weakness, were (a) misstatement in amounts reported in a consolidated subsidiary, (b) processes that allowed material errors to occur and go undetected on a timely basis, and (c) the failure of key accounting managers to identify the errors and take appropriate corrective actions. The control deficiencies were determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiencies, and the lack of other mitigating controls. This material weakness led to a restatement of our consolidated financial statements for 2005 and for the first quarter of 2006.

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

We believe that these remedial efforts have been in place for a sufficient time to permit management to conclude that our controls were effective as of March 31, 2007.

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

Changes in Control Over Financial Reporting

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.:

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Items 1A, has no material changes from the corresponding item reported in the Company’s Form 10-K for the fiscal year ended December 31, 2006 and has been omitted. Items 2, 3, 4 and 5 are not applicable and have been omitted.

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

SIMCLAR, INC.

Date: May 15, 2007	By:	/s/ Barry J. Pardon

BARRY J. PARDON, President

Date: May 15, 2007	By:	/s/ Marshall W. Griffin

MARSHALL W. GRIFFIN, Chief Financial Officer