Form 10-Q/A
period 2007-03-31
SIMCLAR INC
filed 2007-07-02
CIK 764039

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

EXPLANATORY NOTE

Simclar, Inc. (the "Company") has filed this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which was filed with the Securities and Exchange Commission on May 15, 2007 (the "Original Form 10-Q"), solely to include as an exhibit the certification of the Company's Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. This certification was included in the Original Form 10-Q, but referenced the incorrect quarter end date as the result of a drafting error. No modification or update has otherwise been made to any other disclosure or exhibit in the Original Form 10-Q, nor does this amendment reflect any events occurring after the date of the Original Form 10-Q.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this amendment includes currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIMCLAR, INC.

Form 10-Q/A

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

SIMCLAR, INC.

Date: July 2, 2007	By:	/s/ Barry J. Pardon

BARRY J. PARDON, President

Date: July 2, 2007	By:	/s/ Marshall W. Griffin

MARSHALL W. GRIFFIN, Chief Financial Officer