Form 10-Q
period 2007-06-30
SIMCLAR INC
filed 2007-08-14
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock, $.01 par value per share	6,465,345 shares

SIMCLAR, INC.
Form 10-Q
For the quarter ended June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,400,283	$82,154
Accounts receivable, less allowances of $296,398
and $293,364 at June 30, 2007 and December 31, 2006 respectively	21,456,260	20,801,668
Amounts receivable from major stockholder, net	1,044,165	-
Inventories, less allowances for obsolescence of $1,760,198 at June 30,
2007 and $1,551,799 at December 31, 2006	20,777,973	20,259,037
Prepaid expenses and other current assets	688,697	637,856
Prepaid income taxes	-	15,405
Deferred income taxes	1,050,732	1,034,532
Total current assets	46,418,110	42,830,652

Property and equipment:
Land and improvements	547,511	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	15,682,698	15,563,042
Tools and dies	363,992	363,992
Leasehold improvements	1,847,892	660,949
Construction in progress	68,830	537,879
Total property and equipment	19,746,827	18,909,277
Less accumulated depreciation and amortization	9,660,156	8,984,948
Net property and equipment	10,086,671	9,924,329

Deferred expenses and other assets, net	317,553	367,122
Goodwill	9,410,704	9,410,704
Intangible assets, net	1,116,846	1,331,000
Total assets	$67,349,884	$63,863,807

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,397,055	$5,065,771
Accounts payable	19,044,053	16,396,407
Accrued expenses	2,473,293	1,740,799
Accrued income taxes	684,583	-
Amounts payable to major stockholder, net	-	1,344,139
Current portion of long-term debt	4,062,099	4,047,408
Total current liabilities	33,661,083	28,594,524

Long-term debt	12,200,000	15,300,000
Subordinated long-term debt	790,117	1,217,986
Deferred income taxes	370,368	429,031
Other long term liabilities	400,000	400,000
Total liabilities	47,421,568	45,941,541

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and
outstanding 6,465,345 shares at June 30, 2007 and December 31, 2006	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	8,396,716	6,385,732
Accumulated other comprehensive income	20,860	25,794
Total stockholders' equity	19,928,316	17,922,266
	$67,349,884	$63,863,807

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$37,118,798	$30,399,457	$68,526,310	$52,222,188
Cost of goods sold	32,154,697	26,625,742	59,736,431	45,657,006
Gross Margin	4,964,101	3,773,715	8,789,879	6,565,182

Selling, general and administrative expenses	2,446,061	2,117,605	4,824,087	3,718,416
Income from operations	2,518,040	1,656,110	3,965,792	2,846,766

Interest expense	494,168	476,030	990,289	762,640
Interest and other income	(57,507)	(104,097)	(73,509)	(92,424)

Income before income taxes	2,081,379	1,284,177	3,049,012	2,176,550

Income tax provision	709,033	493,836	1,038,028	880,465

Net income	$1,372,346	$790,341	$2,010,984	$1,296,085

Earnings per share:
Basic	$0.21	$0.12	$0.31	$0.20

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$2,010,984	$1,296,085
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,053,018	831,552
Deferred expenses and other assets	49,569	(338,267)
Provision for inventory obsolescence	335,671	180,142
Other liabilities	-	400,000
Gain on disposal of property and equipment	(8,685)	(33,511)
Deferred tax benefit	(58,663)	-
Changes relating to operating activities from:
Accounts receivable	(654,592)	24,434
Amounts receivable from / payable to major stockholder, net	111,696	(10,671)
Inventories	(854,607)	(2,714,326)
Prepaid expenses and other current assets	(50,841)	(358,475)
Accounts payable	2,647,646	1,972,734
Accrued expenses	732,494	407,437
Income taxes payable	683,788	152,303
Net cash provided by operating activities	5,997,478	1,809,437

Investing activities:

Additions to property and equipment	(1,517,521)	(320,305)
Proceeds from sale of property and equipment	525,000	51,587
Acquisition of subsidiaries, net of cash acquired:
Simclar (Mexico), Inc.	-	(54,896)
Simclar Interconnect Technologies, Inc.	-	(16,122,149)
Net cash used in investing activities	(992,521)	(16,445,763)

Financing activities:
Borrowing on bank line of credit	6,346,375	1,094,776
Repayments on bank line of credit	(4,015,091)	(1,134,778)
Payments on note payable to major stockholder	(2,500,000)	-
Proceeds from long-term borrowings	-	16,000,000
Payments on long-term bank borrowings	(3,513,178)	(600,000)
Net cash provided by (used in) financing activities	(3,681,894)	15,359,998
Effect of exchange rate fluctuations on cash	(4,934)	(9,584)

Net change in cash and cash equivalents	1,318,129	714,088
Cash and cash equivalents at beginning of period	82,154	833,703
Cash and cash equivalents at end of period	$1,400,283	$1,547,791

Supplemental disclosure of cash flow information:
Interest paid in cash	$648,308	$620,000

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and have not been audited by an independent registered public accounting firm. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the company, and interim periods within that fiscal year. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The company is currently evaluating the impact the adoption of SFAS No. 159 will have on its consolidated financial statements.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – Inventories

Inventories net of allowance for obsolescence are comprised of the following:

	June 30,	December 31,
	2007	2006
Raw materials and supplies	$17,692,379	$16,992,310
Work in process	3,094,683	2,829,592
Finished goods	1,751,109	1,988,934
Allowance for obsolescence	(1,760,198)	(1,551,799)
	$20,777,973	$20,259,037

NOTE 4 – Earnings per share

Following is a reconciliation of amounts used in the basic and diluted computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income - numerator basic computation	$1,372,346	$790,341	$2,010,984	$1,296,085
Weighted average shares - denominator basic computation	6,465,345	6,465,345	6,465,345	6,465,345

Earnings per share:
Basic	$0.21	$0.12	$0.31	$0.20

There were no potentially dilutive securities outstanding for the three months and six months ended June 30, 2007 or 2006.

NOTE 5 – Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. Below is a detail of comprehensive income for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$1,372,346	$790,341	$2,010,984	$1,296,085
Foreign currency translation income (loss)	21,292	(11,135)	(4,934)	(9,584)
Comprehensive Income	$1,393,638	$779,206	$2,006,050	$1,286,501

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – Long Term Debt

Effective January 26, 2007, the company entered into amendments of its two working capital facilities with the Bank of Scotland (“BoS”). The term of the $1 million working capital facility of SIT, originally entered into in December 2005, was extended to January 28, 2008. The Simclar, Inc. $5 million working capital facility, last amended in December 2005, was increased to $7.5 million, and its maturity date was extended to January 28, 2008. No other material changes were made to either facility by the amendments.

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate, Computronics International Corp. This agreement replaced a deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006, with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS credit facility. The balance at June 30, 2007 was approximately $1,652,000 and is reflected as subordinated long-term debt on the face of the balance sheet, net of $862,000 reflected in current portion of long-term debt.

NOTE 7 – Amounts Due to Major Stockholder and Other Related Party Transactions

The company had a net receivable due from its parent, Simclar Group, certain of its subsidiaries and a related party of approximately $1,044,000 at June 30, 2007 and a net payable of approximately $1,344,000 as of December 31, 2006. Amounts receivable or payable accrue interest at the rate of LIBOR plus 1.5%. Interest income net of interest expense related to this receivable was approximately $9,000 and $17,000 respectively for the three months and six months ended June 30, 2007.

Beginning in March 2006, SIT pays a monthly management fee to Simclar Interconnect Technologies Limited, a related party to Simclar Group, based on 2% of sales. The purpose of the fee is to support global research and development and sales and marketing management. The charges for the three months and six months ended June 30, 2007 totaled approximately $284,000 and $553,000 respectively.

During the three months and six months ended June 30, 2007, the company sold goods with an approximate value of $261,000 to Simclar International Corporation, a related party to Simclar Group.

In connection with the acquisition of the Litton assets (see Note 10 below), Simclar Group has provided a guarantee to BoS in respect of loans advanced to Simclar up to a maximum amount of $10,000,000; likewise, Simclar has guaranteed certain Simclar Group loans from BoS also up to a maximum amount of $10,000,000. In both cases this maximum amount reduces, subject to certain ratios of borrowing to EBITDA being achieved.

Note 8 – Income Taxes

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

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Income Taxes - continued

The company is currently under examination by the Internal Revenue Service for the year ended December 31, 2005. The company expects this examination to be concluded and settled in the next 12 months without material adverse affect to the company’s financial position or results of operations.

The company will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in other expense. At June 30, 2007, the company had no unrecognized tax benefits.

The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income tax payments amounted to approximately $100,000 and $300,000 for the three months and six months ended June 30, 2007 and approximately $450,000 and $600,000 for the comparable 2006 period.

NOTE 9 - Commitments and Contingencies

The company leases several facilities which expire at various dates through 2017 with renewal options for periods of up to five years at the then fair market rental value. The company sponsors two 401(k) profit sharing plans covering substantially all of its employees, excluding Techdyne (Europe) and Simclar Mexico.

The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the settlement of these matters will not have a material effect on the company's financial position or results of operations.

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

The acquisition was accounted for by the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price and direct expenses incurred were allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The company recorded goodwill of $3,373,397 and a $1,470,000 intangible asset for the customer relationships and a non-compete agreement with Litton Systems, Inc. Goodwill will be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test. Intangible assets have been valued using fair-value-based methodology and will be amortized on an accelerated basis over the estimated useful lives.

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – Acquisitions - continued

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

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. Refer to Note 11 for a summary of selected unaudited pro forma financial information for the six months ended June 30, 2006, as if Litton had been acquired at the beginning of 2006.

NOTE 11 – Pro Forma Financial Information (Unaudited)

The following table provides selected unaudited pro forma financial information for the six-month period ended June 30, 2006 as if Litton had been acquired at the beginning of 2006. The unaudited pro forma financial information includes adjustments for intercompany transactions.

Six Months Ended
June 30, 2006
Pro forma sales	$60,000,000

Pro forma net income	$1,475,000

Pro forma earnings per share:	$0.23
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Simclar, Inc. (“Simclar”) is a Florida corporation with five wholly owned subsidiaries - Simclar (Mexico), Inc., Simclar de Mexico S.A. de C.V., Techdyne (Europe) Limited, Simclar (North America), Inc. (“SNAI”) and Simclar Interconnect Technologies, Inc. (“SIT”). Collectively, these entities are referred to as the “company.” The company is a 73.4% owned subsidiary of Simclar Group Limited, a company incorporated in the United Kingdom. On February 24, 2006, Simclar and SIT purchased certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies Division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for $16 million in cash and the assumption of certain liabilities (see Note 10 in the Notes to Consolidated Financial Statements). All material intercompany accounts and transactions have been eliminated in consolidation.

We strive to build on our integrated manufacturing capabilities, final system assemblies and testing. The combination of our advanced backplane interconnect solutions with our capabilities to supply printed circuit board (“PCB”) assemblies, metal fabrication, cabling solutions and higher level assemblies provides a valuable one-stop-shop for OEM system design and integration needs. In addition, vertical integration provides us with greater control over quality, delivery and cost. Our products are manufactured to customer specifications for OEMs in a variety of markets including the data processing, telecommunications, instrumentation, and food preparation equipment industries. The company has five manufacturing plants and two sales offices and has approximately 1,130 employees.

The company’s financial statements for the three month and six month periods ended June 30, 2007 reflected growth in sales and profits through acquisition and organic growth from existing customers and facilities. The following overview comments are discussed in further detail throughout this Item 2:

•
Revenues grew by approximately 22% and 31% respectively for the three months and six months ended June 30, 2007 compared to the same period in 2006; all the growth in the second quarter was from existing customers and facilities while for the six month period, approximately 14% of such growth was from existing customers and facilities and there was an approximate 17% increase in revenue from acquisitions.

•
Gross margin increased by approximately $1.2 million and $2.2 million respectively for the three months and six months ended June 30, 2007 compared to the same period in 2006; the improved gross margin is attributed to the higher revenues mentioned above.

•
Net income was approximately $1.4 million and $2.0 million respectively for the three months and six months ended June 30, 2007 compared to approximately $790,000 and $1.3 million respectively for the three months and six months ended June 30, 2006.

Our operations have continued to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in manufacturing strategy, acquisitions and consolidations, and variations in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. Termination of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on our results of operations and financial condition, as has occurred in the past. Our results also depend, to a substantial extent, on the success of our OEM customers in marketing their products. We continue to seek to diversify our customer base to reduce our reliance on our major customers.

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

We use Electronic Data Interchange (EDI) with both our customers and our suppliers in our efforts to continuously develop accurate forecasts of customer volume requirements, as well as sharing our future requirements with our suppliers. We depend on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices, which could have a material adverse effect on our results of operations. It is important for us to efficiently manage inventory, properly time expenditures and allocations of physical and personnel resources in anticipation of future sales, and evaluate economic conditions in the electronics industry and the mix of products for manufacture, whether PCBs, wire harnesses, cables, or turnkey products.

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

Our results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs (due to availability), the overhead efficiencies achieved by management in managing the costs of our operations, our experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, and general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. We generally have idle capacity and reduced operating margins during periods of lower-volume production.

In December 2006, the company entered into a lease agreement for a new facility for the SIT operations in Ozark, Missouri. The lease is an operating lease with a term of 5 years with renewal options and an estimated annual lease expense of approximately $120,000. The move to the new facility was completed in April 2007. While there was a disruption in product shipments during this process, there were no lost revenues nor any material negative effects as a result of this move to the new facility.

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

Results of Operations - Three months and six months ended June 30, 2007

Net Sales
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Sales	$37,119	$30,399	$68,526	$52,222

Change from prior year	$6,720	$16,408	$16,304	$25,874
% change from prior year	22.1%	117.3%	31.2%	98.2%

The increase in second quarter 2007 sales of approximately $6.7 million over the same period in 2006 is all organic growth. For the six month period ended June 30, 2007 sales grew by approximately $16.3 million over the same period in 2006. The six month sales growth is attributed to $8.8 million from acquisition and $7.5 million from existing customers and facilities. The backlog grew during this six month period by approximately 8.6% or $2.4 million. The backlog as of June 30, 2007 was $30.6 million.

Gross Profit
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Gross profit margin	$4,964	$3,774	$8,790	$6,565

Change from prior year	$1,190	$2,043	$2,225	$3,269
% change from prior year	31.5%	118.0%	33.9%	99.2%

% of sales	13.4%	12.4%	12.8%	12.6%

Gross profit increased by approximately $1.2 million and $2.2 million respectively for the three months ended June 30, 2007, compared to the same period in 2006. Gross profit benefited by higher sales volumes as discussed above. The main factors that influence our gross margin percentage are material costs, product mix and plant utilization.

Selling, General, and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Selling, general, and administrative expenses	$2,446	$2,118	$4,824	$3,718

Change from prior year	$328	$882	$1,106	$1,464
% change from prior year	15.5%	71.4%	29.7%	65.0%

% of sales	6.6%	7.0%	7.0%	7.1%

Selling, general, and administrative expenses increased by approximately $328,000 and $1.1 million respectively for the three months and six months ended June 30, 2007, compared to the same period in 2006. The increase is primarily due to the acquisition of Litton. Expenses did not increase in proportion to sales for the three month period and were therefore lower as a percentage of sales.

Interest Expense
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest expense	$494	$476	$990	$763

Change from prior year	$18	$373	$227	$583
% change from prior year	3.8%	362.1%	29.8%	323.9%

% of sales	1.3%	1.6%	1.4%	1.5%

The increase in interest expense for the six months ended June 30, 2007 is due to a combination of increased borrowing attributed to the acquisition of the Litton assets, the increase in the working capital line of credit and increased interest rates.

Average debt levels for the six month period ended June 30, 2007 and same period for 2006 were approximately $25.8 million and approximately $20.0 million respectively (including interest bearing debt owed to related parties).

Average interest rates in the quarter ended June 30, 2007 were 7.8% compared to 6.5% for the quarter ended June 30, 2006.

Income Before Income Taxes
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income before taxes	$2,081	$1,284	$3,049	$2,177

Change from prior year	$797	$882	$872	$1,295
% change from prior year	62.1%	219.4%	40.1%	146.8%

% of sales	5.6%	4.2%	4.4%	4.2%

The increase in income before taxes of approximately $797,000 and $872,000 respectively for the three months and six months ended June 30, 2007, compared to the same period in 2006, is directly attributable to higher sales. Overall profitability year to date was up marginally as a percentage of sales.

Income Tax Expense
(dollars in thousands)

	June 30,		June 30,
	2007	2006	2007	2006

Income tax expense	$709	$494	$1,038	$880

Change from prior year	$215	$313	$158	$512
% change from prior year	43.5%	172.9%	18.0%	139.1%

Effective tax rate	34.1%	38.5%	34.0%	40.5%

Income tax expense for the three months and six months ended June 30, 2007 was approximately $709,000 and $1.0 million respectively. The lower effective tax rate is the result of more effective state tax planning strategies and a lower percentage of items which were nondeductible for tax purposes.

Liquidity and Capital Resources at June 30, 2007

Cash and Cash Equivalents
(dollars in thousands)

	June 30, 2007	December 31, 2006

Cash and cash equivalents	$1,400	$82

Cash and cash equivalents were approximately $1.4 million as of June 30, 2007 compared to approximately $82,000 as of December 31, 2006. The increase is primarily due to the timing of our accounts payable disbursements at the end of the period. Excess liquid funds are invested in short-term interest-bearing accounts at financial institutions.

Net Cash Provided from Operating Activities
(dollars in thousands)

	Six Months Ended June 30,
	2007	2006

Net cash provided from operating activities	$5,997	$1,809

Net cash provided from operating activities for the six months ended June 30, 2007 was approximately $4.2 million higher than the same period last year. In the first six months of 2007 net income adjusted for depreciation, deferred expenses, gain on disposal of property and equipment and provision for obsolescence provided approximately $3.4 million changes in working capital provided approximately $2.6 million.

Accounts Receivable
(dollars in thousands)

	June 30, 2007	December 31, 2006

Accounts receivable	$21,456	$20,802

Average days sales outstanding	49.9	64.5

Accounts receivable as of June 30, 2007 increased by approximately $654,000 compared to December 31, 2006 due to higher sales. The June 30, 2007 days sales outstanding (DSO) is calculated on sales for the six months ended June 30, 2007. The December 31 DSO is affected by higher sales in the fourth quarter. If viewed on a period by period basis the DSO would have been in the 53 to 55 day range at December 31, 2006.

Inventory
(dollars in thousands)

	June 30, 2007	December 31, 2006

Inventory	$20,778	$20,259

Average inventory turnover	6.0	5.3

Inventory as of June 30, 2007 increased by approximately $519,000 compared to December 31, 2006. The growth was primarily due to growth in customer orders. The average inventory turnover was 6.0 in the three months to June 30, 2007 compared to 5.3 in the year ended December 31, 2006. The company continues to seek improvements in inventory turnover through smaller order quantities and vendor managed inventories.

Cash Used in Investing Activities
(dollars in thousands)

	Six Months Ended June 30,
	2007	2006

Net cash used in investing activities	$993	$16,446

Investing activities for the six months ended June 30, 2007 included approximately $1.5 million for property and equipment purchases and approximately $525,000 proceeds for equipment sold. Approximately $958,000 of the property and equipment purchases was due to the leasehold improvements related to the move of our Missouri facility from Springfield to Ozark. The February 2006 acquisition of the Litton assets accounted for $16.1 million of the cash used in the first quarter of 2006.

Cash Provided by (Used in) Financing Activities
(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash provided by (used in) financing activities	$(3,682)	$15,360

Financing activities for the six months ended June 30, 2007 included term loan repayments of $3.1 million, a principal payment of approximately $413,000 on the Winsson debt, a payment of a note to Simclar Group of $2.5 million and an increase in the amount borrowed on our lines of credit of approximately $2.3 million. The $3.1 million in term loan repayments included $1.6 million in scheduled payments plus $1.5 million of additional payments. The increase in the line of credit was used to repay the note due to Simclar Group. The financing activity in 2006 was primarily the $16 million increase in our long-term credit facility to fund the Litton asset acquisition.

In December 2005, we entered into two amended credit facilities and one new credit facility with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount (as amended)	Balance at June 30,2007

Simclar, Inc.	Working capital	$7,500,000	$7,397,055

Simclar, Inc.	Term loan – four tranches (see detail of tranches below)	$21,650,000	$15,400,000

Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	-

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

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at June 30, 2007 was 6.82% based on the three month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 3.5%. The interest rate in effect for tranches A and B at June 30, 2007 was 6.84% based on the three month election. The interest rate in effect at June 30, 2007 for tranche C was 7.82% and for tranche D was 8.82% based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

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

The company did not satisfy the EBIT to total interest coverage covenant contained in the credit facilities at December 31, 2006. Bank of Scotland nonetheless agreed to suspend the effectiveness of this covenant until the earlier of December 31, 2007 or the negotiation of revised financial covenants. In this regard, the company was to submit by April 30, 2007 a financial projection for the remainder of 2007 showing relevant measurements against the financial covenants. The company submitted the requested projections as required. EBIT to total interest coverage, pending renegotiation of the covenant, must exceed 3:1 on a quarterly basis and the other financial covenants must be complied with. The company is in compliance with the 3:1 interest coverage ratio and management is of the opinion that such compliance will be maintained during such period of renegotiating the debt covenants. The company is also in compliance with all other covenants, as referenced above.

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

We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at June 30, 2007:

In Thousands	Total Amounts	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Long-term debt with interest	$18,733	$4,297	$5,538	$8,645	$253
Operating leases	6,414	1,144	2,199	1,365	1,706
Bank line of credit with interest	7,904	7,904	-	-	-
Long-term subordinated debt with interest	1,702	900	802	-	-
	$34,753	$14,245	$8,539	$10,010	$1,959

The company’s near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and meeting the company’s required bank debt obligations. We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility is sufficient to fund our operating, investing, and financing activities.

Critical Accounting Policies

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2006. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these accounting policies during the six months ended June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term interest-bearing accounts at financial institutions in which we had excess cash invested in interest bearing accounts at June 30, 2007.

Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $22,600,000 at June 30, 2007.

We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our quarter-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our quarter-end variable rate debt would result in a negative impact of approximately $57,000 on our quarterly results of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

The Public Company Accounting Oversight Board’s Auditing Standard No. 2, which provided the applicable standard for assessment of the Company’s internal controls in 2005 and 2006, defines a material weakness as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

We believe that these remedial efforts have been in place for a sufficient time to permit management to conclude that our controls were effective as of June 30, 2007.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

Simclar, Inc. held its annual meeting of shareholders on June 8, 2007 for the purpose of electing seven directors. The nominees were: Samuel J. Russell, Barry J. Pardon, John Ian Durie, Christina M.J. Russell, A. Graeme Manson, William J. Sim, and Kenneth M. Mackay, M.D. Each nominee was elected by total of 4,797,253 shares voted for and no votes withheld.

Item 5. Other Information

Effective July 17, 2007, we amended our management services agreement with Simclar Group to extend the term to July 17, 2008.

Item 1A has no material changes from the corresponding item reported in the Company’s Form 10-K for the fiscal year ended December 31, 2006 and has been omitted. Items 2 and 3 are not applicable and have been omitted.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99.1	Amendment to Management Services Agreement, effective July 17, 2007, between Simclar, Inc. and Simclar Group Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMCLAR, INC.

Date: August 14, 2007	By	/s/ Barry J. Pardon
BARRY J. PARDON, President

Date: August 14, 2007	By	/s/ Marshall W. Griffin
MARSHALL W. GRIFFIN, Chief Financial Officer