Form 10-Q
period 2007-09-30
SIMCLAR INC
filed 2007-11-14
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock, $.01 par value per share	6,465,345 shares

SIMCLAR, INC.

Form 10-Q

For the quarter ended September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$903,641	$82,154
Accounts receivable, less allowances of $296,398 and $293,364 at September 30, 2007 and December 31, 2006 respectively	20,304,491	20,801,668
Amounts receivable from major stockholder, net	928,941	-
Inventories, less allowances for obsolescence of $2,000,122 at September 30, 2007 and $1,551,799 at December 31, 2006	25,172,474	20,259,037
Prepaid expenses and other current assets	578,505	637,856
Prepaid income taxes	-	15,405
Deferred income taxes	1,037,655	1,034,532
Total current assets	48,925,707	42,830,652

Property and equipment:
Land and improvements	547,511	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	15,836,224	15,563,042
Tools and dies	366,347	363,992
Leasehold improvements	1,990,712	660,949
Construction in progress	195,709	537,879
Total property and equipment	20,172,407	18,909,277
Less accumulated depreciation and amortization	10,083,213	8,984,948
Net property and equipment	10,089,194	9,924,329

Deferred expenses and other assets, net	293,216	367,122
Goodwill	9,410,704	9,410,704
Intangible assets, net	1,009,719	1,331,000
Total assets	$69,728,540	$63,863,807

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,321,539	$5,065,771
Accounts payable	23,828,400	16,396,407
Accrued expenses	1,520,895	1,740,799
Accrued income taxes	897,057	-
Amounts payable to major stockholder, net	-	1,344,139
Current portion of long-term debt	3,818,635	4,047,408
Total current liabilities	37,386,526	28,594,524

Long-term debt	10,650,000	15,300,000
Subordinated long-term debt	570,533	1,217,986
Deferred income taxes	362,491	429,031
Other long term liabilities	400,000	400,000
Total liabilities	49,369,550	45,941,541

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,465,345 shares at September 30, 2007 and December 31, 2006	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	8,812,046	6,385,732
Accumulated other comprehensive (loss) income	36,204	25,794
Total stockholders' equity	20,358,990	17,922,266
	$69,728,540	$63,863,807

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$33,149,660	$30,653,658	$101,675,970	$82,875,846
Cost of goods sold	29,925,729	26,741,982	89,662,160	72,398,988
Gross Margin	3,223,931	3,911,676	12,013,810	10,476,858

Selling, general and administrative expenses	2,232,486	2,318,416	7,056,573	6,036,832
Income from operations	991,445	1,593,260	4,957,237	4,440,026

Interest expense	404,264	522,811	1,394,553	1,285,451
Interest and other income	(39,387)	38,312	(112,896)	(54,112)

Income before income taxes	626,568	1,032,137	3,675,580	3,208,687

Income tax provision	211,238	414,269	1,249,266	1,294,734
Net income	$415,330	$617,868	$2,426,314	$1,913,953

Earnings per share:
Basic	$0.07	$0.10	$0.38	$0.30

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$2,426,314	$1,913,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582,068	1,319,704
Deferred expenses and other assets	73,906	-
Provision for inventory obsolescence	448,323	267,595
Gain on disposal of property and equipment	(8,685)	(23,874)
Deferred tax benefit	(66,540)	-
Changes relating to operating activities from:
Accounts receivable	497,177	(96,705)
Amounts receivable from / payable to major stockholder, net	226,920	663,271
Inventories	(5,361,760)	(2,493,902)
Prepaid expenses and other current assets	59,351	(246,271)
Accounts payable	7,431,993	1,359,253
Accrued expenses	(219,904)	585,508
Income taxes payable	909,339	126,581
Net cash provided by operating activities	7,998,502	3,375,113

Investing activities:
Additions to property and equipment	(1,943,101)	(574,750)
Proceeds from sale of property and equipment	526,134	228,387
Acquisition of subsidiaries, net of cash acquired:
Simclar (Mexico), Inc.	-	(54,896)
Simclar Interconnect Technologies, Inc.	-	(16,122,149)
Net cash used in investing activities	(1,416,967)	(16,523,408)

Financing activities:
Borrowing on bank line of credit	8,669,543	1,559,748
Repayments on bank line of credit	(6,413,775)	(1,634,670)
Payments on note payable to major stockholder	(2,500,000)	-
Proceeds from long-term borrowings	-	16,000,000
Payments on long-term bank borrowings	(5,526,226)	(1,121,924)
Net cash (used in) provided by financing activities	(5,770,458)	14,803,154

Effect of exchange rate fluctuations on cash	10,410	(14,046)

Net change in cash and cash equivalents	821,487	1,640,813
Cash and cash equivalents at beginning of period	82,154	833,703
Cash and cash equivalents at end of period	$903,641	$2,474,516

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,450,806	$1,201,303

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

SIMCLAR, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Inventories

Inventories net of allowance for obsolescence are comprised of the following:

	September 30,	December 31,
	2007	2006
Raw materials and supplies	$21,871,896	$16,992,310
Work in process	3,300,973	2,829,592
Finished goods	1,999,727	1,988,934
Allowance for obsolescence	(2,000,122)	(1,551,799)
	$25,172,474	$20,259,037

NOTE 4 - Earnings per share

Following is a reconciliation of amounts used in the basic and diluted computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income - numerator basic computation	$415,330	$617,868	$2,426,314	$1,913,953

Weighted average shares - denominator basic computation	6,465,345	6,465,345	6,465,345	6,465,345

Earnings per share:
Basic	$0.07	$0.10	$0.38	$0.30

There were no potentially dilutive securities outstanding for the three months and nine months ended September 30, 2007 or 2006.

NOTE 5 - Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. Below is a detail of comprehensive income for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$415,330	$617,868	$2,426,314	$1,913,953
Foreign currency translation loss	(15,343)	(4,462)	10,410	(14,046)
Comprehensive Income	$399,987	$613,406	$2,436,724	$1,899,907

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

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate, Computronics International Corp. This agreement replaced a deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006, with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS credit facility. The balance at September 30, 2007 was approximately $1,439,000 and is reflected as subordinated long-term debt on the face of the balance sheet, net of $869,000 reflected in current portion of long-term debt.

NOTE 7 - Amounts Due to Major Stockholder and Other Related Party Transactions

The company had a net receivable due from its parent, Simclar Group, certain of its subsidiaries and a related party of approximately $929,000 at September 30, 2007 and a net payable of approximately $1,344,000 as of December 31, 2006. Amounts receivable or payable accrue interest at the rate of LIBOR plus 1.5%. Interest income net of interest expense related to this receivable was approximately $9,000 and $26,000 respectively for the three months and nine months ended September 30, 2007.

Beginning in March 2006, SIT pays a monthly management fee to Simclar Interconnect Technologies Limited, a related party to Simclar Group, based on 2% of sales. The purpose of the fee is to support global research and development and sales and marketing management. The charges for the three months and nine months ended September 30, 2007 totaled approximately $269,000 and $822,000 respectively.

During the three months and nine months ended September 30, 2007, the company sold goods with an approximate value of $17,000 to Simclar International Corporation, a related party to Simclar Group.

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

The company will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in other expense. At September 30, 2007, the company had no unrecognized tax benefits.

The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income tax payments amounted to approximately $300,000 for the nine months ended September 30, 2007 and approximately $956,000 for the comparable 2006 period.

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

Intangibles and goodwill arising from the acquisition are tax deductible.

Results of operations have been included in the company's consolidated financial statements prospectively from the effective date of acquisition. Refer to Note 11 for a summary of selected unaudited pro forma financial information for the nine months ended September 30, 2006, as if Litton had been acquired at the beginning of 2006.

NOTE 11 - Pro Forma Financial Information (Unaudited)

The following table provides selected unaudited pro forma financial information for the nine month period ended September 30, 2006 as if Litton had been acquired at the beginning of 2006. The unaudited pro forma financial information includes adjustments for intercompany transactions.

Nine Months Ended
September 30, 2006
Pro forma sales	$92,435,000
Pro forma net income	$2,627,000
Pro forma earnings per share:	$0.41
Basic

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the period presented. In addition, it is not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

NOTE 12 - Subsequent Events

On November 2, 2007, the company announced that it will be consolidating its metal fabrication operations into its Matamoros, Mexico facility and that this decision will result in the discontinuance of operations at its Winterville, North Carolina facility. Management has put in place a plan to commence the controlled transfer of the business to Mexico.

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

We strive to build on our integrated manufacturing capabilities, final system assemblies and testing. The combination of our advanced backplane interconnect solutions with our capabilities to supply printed circuit board (“PCB”) assemblies, metal fabrication, cabling solutions and higher level assemblies provides a valuable one-stop-shop for OEM system design and integration needs. In addition, vertical integration provides us with greater control over quality, delivery and cost. Our products are manufactured to customer specifications for OEMs in a variety of markets including the data processing, telecommunications, instrumentation, and food preparation equipment industries. The company has five manufacturing plants and has approximately 1,026 employees.

The following overview comments are discussed in further detail throughout this Item 2:

•
Revenues grew by approximately 8% and 23% respectively for the three months and nine months ended September 30, 2007 compared to the same period in 2006; all the growth in the third quarter was from existing customers and facilities while for the nine month period, approximately 10% of such growth was from existing customers and facilities and there was an approximate 13% increase in revenue from acquisitions.

•
Escalating losses in our North Carolina operations, poor trading results at our Dayton, OH facility and raw material shortages that created inefficiencies and additional expedite charges for other locations contributed to a decrease in gross margin of approximately $688,000 for the three months ended September 30, 2007 compared to the same period in 2006; gross margins improved by approximately $1.5 million for the nine months ended September 30, 2007 compared to the same period in 2006. The improved gross margin is attributed to the higher revenues mentioned above. Management has concluded that the North Carolina operations are no longer financially viable and has begun a controlled transfer of the business to our facilities in Mexico.

•
Net income was approximately $450,000 and $2.4 million respectively for the three months and nine months ended September 30, 2007 compared to approximately $618,000 and $1.9 million respectively for the three months and nine months ended September 30, 2006.

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

Results of Operations - Three months and nine months ended September 30, 2007

Net Sales
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales	$33,150	$30,654	$101,676	$82,876
Change from prior year	$2,496	$14,062	$18,800	$39,936
% change from prior year	8.1%	84.8%	22.7%	93.0%

The increase in third quarter 2007 sales of approximately $2.5 million over the same period in 2006 is all organic growth. For the nine month period ended September 30, 2007 sales grew by approximately $18.8 million over the same period in 2006. The nine month sales growth is attributed to $10.8 million from acquisition and $8.0 million from existing customers and facilities. The backlog grew during this nine month period by approximately 10.6% or $3.0 million. The backlog as of September 30, 2007 was $31.2 million.

Gross Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Gross profit	$3,224	$3,912	$12,014	$10,477
Change from prior year	$(688)	$2,093	$1,537	$5,362
% change from prior year	-17.6%	115.1%	14.7%	104.8%
% of sales	9.7%	12.8%	11.8%	12.6%

Gross profit for the three months ended September 30, 2007 was down by approximately $688,000 compared to the same period in 2006. Gross profit increased by approximately $1.5 million for the nine months ended September 30, 2007, compared to the same period in 2006. Escalating losses in our North Carolina operations, poor performance in our Dayton, OH facility and raw material shortages for other locations that created inefficiencies and incurred expedite charges contributed to the lower gross profit for the three month period. Management has continually monitored the situation in North Carolina and has concluded that due to the increasing losses the operations are no longer financially viable and has begun a controlled transfer of the business to Mexico and discontinuance of the North Carolina operations. The poor performance in the Ohio facility precipitated a change in plant management. The primary cause of the raw material shortages was due to a large supplier for our Ozark, MO facility being unable to meet its delivery commitments. Gross profit for the nine month period benefited by higher sales volumes as discussed above. The main factors that influence our gross margin percentage are material costs, product mix and plant utilization. While the company expects to incur charges as a result of the discontinuance of its North Carolina operations that will affect its fourth quarter statement of operations, management has not yet made an estimate of the potential amount or categories of such changes.

Selling, General, and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Selling, general, and administrative expenses	$2,232	$2,318	$7,057	$6,037
Change from prior year	$(86)	$1,032	$1,020	$2,496
% change from prior year	-3.7%	80.2%	16.9%	70.5%
% of sales	6.7%	7.6%	6.9%	7.3%

Selling, general, and administrative expenses (SG&A) decreased by approximately $86,000 and increased by approximately $1.0 million respectively for the three months and nine months ended September 30, 2007, compared to the same period in 2006. The increase for the nine month period is primarily due to the acquisition of Litton. A continued focus to control spending has resulted in SG&A decreasing as a percentage of sales.

Interest Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest expense	$404	$523	$1,395	$1,285
Change from prior year	$(119)	$383	$110	$965
% change from prior year	-22.8%	273.6%	8.6%	301.6%
% of sales	1.2%	1.7%	1.4%	1.6%

The increase in interest expense for the nine months ended September 30, 2007 is due to a combination of increased borrowing attributed to the acquisition of the Litton assets, the increase in the working capital line of credit and increased interest rates. However, interest expense decreased in the three months ended September 30, 2007 compared to the same period in 2006 due to aggressive efforts to reduce bank debt by making additional payments along with the normally scheduled payments.

Average debt levels for the nine month period ended September 30, 2007 and same period for 2006 were approximately $24.7 million and approximately $20.0 million respectively (including interest bearing debt owed to related parties).

Average interest rates in the quarter ended September 30, 2007 were 7.5% compared to 7.2% for the quarter ended September 30, 2006.

Income Before Income Taxes
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income before taxes	$627	$1,032	$3,676	$3,209
Change from prior year	$(405)	$636	$467	$1,931
% change from prior year	-39.2%	160.6%	14.6%	151.1%
% of sales	1.9%	3.4%	3.6%	3.9%

Income before taxes decreased approximately $405,000 for the three month period and increased approximately $467,000 for the nine month period ended September 30, 2007, compared to the same periods in 2006. As discussed above the lower profit is due to escalating losses in North Carolina, poor performance in our Ohio facility and material shortage issues experienced at other locations that have led to inefficiencies and expedite charges. Management has continually monitored the situation in North Carolina and has concluded that the operations are no longer financially viable and has begun a controlled transfer of the business to Mexico and discontinuance of the North Carolina operations. A change in General Manager at our Dayton, OH facility has now been made as a result of the unsatisfactory trading results at that location. The material shortages were primarily due to a large supplier for our Ozark, MO operations not being able to meet its commitments.

Income Tax Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income tax expense	$211	$414	$1,249	$1,295
Change from prior year	$(203)	$260	$(46)	$772
% change from prior year	-49.0%	168.8%	-3.6%	147.6%
Effective tax rate	33.7%	40.1%	34.0%	40.4%

Income tax expense for the three months and nine months ended September 30, 2007 was approximately $211,000 and $1.2 million respectively. The lower effective tax rate is the result of more effective state tax planning strategies and a lower percentage of items which were nondeductible for tax purposes.

Liquidity and Capital Resources at September 30, 2007

Cash and Cash Equivalents
(dollars in thousands)

	September 30, 2007	December 31, 2006

Cash and cash equivalents	$904	$82

Cash and cash equivalents were approximately $904,000 as of September 30, 2007 compared to approximately $82,000 as of December 31, 2006. The increase is primarily due to the timing of our accounts payable disbursements at the end of the period. Excess liquid funds are invested in short-term interest-bearing accounts at financial institutions.

Net Cash Provided from Operating Activities
(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006

Net cash provided from operating activities	$7,999	$3,375

Net cash provided from operating activities for the nine months ended September 30, 2007 was approximately $4.6 million higher than the same period last year. In the first nine months of 2007 net income adjusted for depreciation, deferred expenses, gain on disposal of property and equipment and provision for obsolescence provided approximately $4.4 million and changes in working capital provided approximately $3.6 million.

Accounts Receivable
(dollars in thousands)

	September 30, 2007	December 31, 2006

Accounts receivable	$20,304	$20,802
Average days sales outstanding	57.9	64.5

Accounts receivable as of September 30, 2007 decreased by approximately $498,000 compared to December 31, 2006. The September 30, 2007 days sales outstanding (DSO) is calculated on sales for the nine months ended September 30, 2007. The December 31 DSO is affected by higher sales in the fourth quarter. If viewed on a period by period basis the DSO would have been in the 53 to 55 day range at December 31, 2006.

Inventory
(dollars in thousands)

	September 30, 2007	December 31, 2006

Inventory	$25,172	$20,259
Average inventory turnover	5.2	5.3

Inventory as of September 30, 2007 increased by approximately $4.9 million compared to December 31, 2006. The growth was primarily due to critical material shortages which caused many orders to get backed up in work in process and sub-components which are built internally. The average inventory turnover was 5.2 in the three months to September 30, 2007 compared to 5.3 in the year ended December 31, 2006. The lower inventory turnover is directly related to the material shortage issues and resultant increase in work in process and sub-components. The company continues to seek improvements in inventory turnover through smaller order quantities and vendor managed inventories.

Cash Used in Investing Activities
(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006

Net cash used in investing activities	$1,417	$16,523

Investing activities for the nine months ended September 30, 2007 included approximately $1.9 million for property and equipment purchases and approximately $526,000 proceeds for equipment sold. Approximately $958,000 of the property and equipment purchases was due to the leasehold improvements related to the move of our Missouri facility from Springfield to Ozark. The February 2006 acquisition of the Litton assets accounted for $16.1 million of the cash used in 2006.

Net cash (used in) provided by financing activities
(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Net cash (used in) provided by financing activities	$(5,770)	$14,803

Financing activities for the nine months ended September 30, 2007 included term loan repayments of $4.9 million, a principal payment of approximately $635,000 on the Winsson debt, a payment of a note to Simclar Group of $2.5 million and an increase in the amount borrowed on our lines of credit of approximately $2.3 million. The $4.9 million in term loan repayments included $2.4 million in scheduled payments plus $2.5 million of additional payments. The increase in the line of credit was used to repay the note due to Simclar Group. The financing activity in 2006 was primarily the $16 million increase in our long-term credit facility to fund the Litton asset acquisition.

In December 2005, we entered into two amended credit facilities and one new credit facility with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount (as amended)	Balance at September 30,2007
Simclar, Inc.	Working capital	$7,500,000	$7,321,539
Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$21,650,000	$13,600,000
Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	-

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

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at September 30, 2007 was 6.82% based on the one month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 3.5%. The interest rate in effect for tranches A and B at September 30, 2007 was 6.82% based on the three month election. The interest rate in effect at September 30, 2007 for tranche C was 7.82% and for tranche D was 8.82% based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

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

In addition, our credit facilities require us to maintain:

•	consolidated adjusted net worth greater than $15,000,000 with effect from September 30, 2006 (tested on a quarterly basis);
•	a ratio of consolidated current assets to consolidated net borrowing prior to December 31, 2007 of not less than 1:1 and thereafter not to be less than 1.5:1 (tested on a quarterly basis);
•	a ratio of consolidated trade receivables to consolidated net borrowing of not less than 0.5:1 prior to December 31, 2007 and not less than 0.75:1 thereafter (tested on a quarterly basis);
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

We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at September 30, 2007:

In Thousands	Total Amounts	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Long-term debt with interest	$16,268	$3,913	$5,057	$7,298	$-
Operating leases	6,125	1,128	2,205	1,166	1,626
Bank line of credit with interest	7,823	7,823	-	-	-
Long-term subordinated debt with interest	1,477	900	577	-	-
	$31,693	$13,764	$7,839	$8,464	$1,626

The company’s near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and meeting the company’s required bank debt obligations. We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility is sufficient to fund our operating, investing, and financing activities.

Critical Accounting Policies

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2006. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these accounting policies during the nine months ended September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term interest-bearing accounts at financial institutions in which we had excess cash invested in interest bearing accounts at September 30, 2007.

Interest rate risks on debt are managed by negotiation of appropriate rates on new financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt agreements which totaled approximately $20,900,000 at September 30, 2007.

We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our quarter-end investments would have an insignificant impact on our results of operations. A 1% increase in rates on our quarter-end variable rate debt would result in a negative impact of approximately $52,000 on our quarterly results of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

These remedial steps have been in place for a sufficient period of time to permit management to conclude that our controls were effective as of September 30, 2007.

Changes in Control Over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A has no material changes from the corresponding item reported in the Company’s Form 10-K for the fiscal year ended December 31, 2006 and has been omitted. Items 2, 3 and 4 are not applicable and have been omitted.

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

SIMCLAR, INC.

Date: November 14, 2007	By:	/s/ Barry J. Pardon
BARRY J. PARDON, President

Date: November 14, 2007	By:	/s/ Marshall W. Griffin
MARSHALL W. GRIFFIN, Chief Financial Officer