Form 10-K
period 2007-12-31
SIMCLAR INC
filed 2008-03-31
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☐     Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $10,577,539 on June 30, 2007.

As of March 7, 2008, the Company had issued and outstanding 6,465,345 shares of its common stock.

Documents Incorporated By Reference

Portions of our Information Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III

Table of Contents

		Page
	Part I

Item 1.	Business	2

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	18

Item 2.	Properties	18

Item 3.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

	Part II

Item 5.	Market for Registrant’s Common Equity and Related
	Stockholder Matters	20

Item 6.	Selected Financial Data	21

Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	21

Item 8.	Financial Statements and Supplementary Data	34

Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	34

Item 9A	Controls and Procedures	34

Item 9B	Other Information	35

	Part III

Item 10.	Directors and Executive Officers of the Registrant	36

Item 11.	Executive Compensation	36

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	And Related Stockholder Matters	36

Item 13.	Certain Relationships and Related Transactions	36

Item 14.	Fees and Services of Independent Registered Public Accounting Firm	36

	Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	37

Signatures		41

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

Since we were acquired by Simclar Group, we have completed a series of acquisitions in North America. In July, 2003 we acquired for approximately $3.4 million in cash the outstanding stock of AG Technologies, Inc., which has since changed its name to Simclar (Mexico), Inc. In May 2005, we acquired from Simclar Group all of the outstanding shares of Simclar (North America), Inc. for a net $37,000 adjustment of an intercompany receivable. In February 2006, we acquired through a subsidiary, Simclar Interconnect Technologies, Inc., certain U.S. assets associated with the backplane assembly business of the Interconnect Technologies division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for approximately $16 million in cash and the assumption of certain liabilities. See Note 11 to our accompanying audited consolidated financial statements for more information regarding the Litton acquisition.

Our executive offices are located at 2230 West 77th Street, Hialeah, Florida 33016. Our telephone number is (305) 556-9210. Our common stock is traded on the Nasdaq Capital Market (Ticker: SIMC). We maintain an Internet website at http://www.simclar.com, along with other members of the Simclar Group. We make available free of charge on our website links to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (http://www.simclar.com/investor.htm). Information on our website is not incorporated by reference into this report. Additionally, individuals can access our electronically filed reports, proxy statements and other information through the Internet site maintained by the Securities and Exchange Commission at http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.

In Part III of this Form 10-K, we incorporate by reference certain information from our Information Statement for our 2008 Annual Meeting of Shareowners. We expect to file that Information Statement with the Securities and Exchange Commission (“SEC”) within 120 days of December 31, 2007, and we will promptly make it available on our website. Please refer to the Information Statement when it is available.

Electronics Manufacturing Services Industry

Until 2001, our industry exhibited significant year to year growth, due both to the growth in the overall electronics industry, and the steadily increasing number of OEMs deciding to outsource all or a significant portion of the production of their products. As a result of the general global recession beginning in 2001, and its magnified effect in the computer and telecommunications equipment segments, this pattern of growth in our industry was interrupted, and both our company and the industry as a whole experienced a decline in sales starting in 2001 and continuing through the third quarter of 2003. Beginning in the fourth quarter of 2003, our company and the industry began to experience a recovery in sales, which continued through 2007. We are continually seeking new business opportunities with existing and new customers and considering strategic acquisitions, but there is no assurance we will be successful in generating additional sales.

We believe that the fundamental factors contributing to the growth of our industry prior to 2001 contributed to the resumption of the pattern of growth that continued throughout 2007. These factors include increased capital requirements for OEMs to acquire modern, highly automated manufacturing equipment, their continuing effort to reduce inventory costs and the relative cost advantages of contract manufacturers. Using outsourcing for production of electronic assemblies also enables OEMs to focus on product development, reduce working capital requirements, and improve inventory management and marketability. We believe OEMs will continue to rely on contract manufacturers, not only for partial component assemblies, but complete turnkey manufacturing of entire finished products. We also believe that OEMs will look more to contract manufacturers to provide a broader scope of value-added services, including manufacturing, engineering and test services.

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

The acquisition of Simclar (North America), Inc. (“SNAI”) added comprehensive sheet metal fabrication and higher level assembly capabilities. The Mexico facility was expanded in 2005 to add these same capabilities. In the fourth quarter of 2007 management made the decision to transfer the SNAI customers and operations from North Carolina to Mexico to take advantage of the newer facilities and lower costs.

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

We believe that we can develop closer and more economically beneficial relationships with our customers through our geographically diverse manufacturing and assembly operations, presently located in Florida, Missouri, Ohio, and Mexico. Our diverse locations have multiple advantages by helping satisfy costs, timely deliveries and local market requirements of our customers. We will continue to pursue expansion in different markets to better serve existing customers and to obtain additional new customers. In alliance with Simclar Group, we anticipate experiencing growth and the ability to increase our global presence and competitive position.

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

Our Dayton, Ohio operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry.

Simclar (Mexico), Inc. operates a manufacturing facility in Matamoros, Mexico, through a wholly-owned subsidiary, Simclar de México, S.A. de C.V. This Matamoros facility provides PCB manufacturing capacity similar to our Ohio facility, but enables us to compete more effectively on medium and higher volume PCB orders. Additional contract manufacturing capabilities were added with the opening of a second Matamoros facility in January 2005. Simclar (Mexico) is an international value added provider of comprehensive electronic manufacturing services to OEM’s serving the, industrial controls, medical, power equipment and automotive industries. Simclar (Mexico)’s Mexican facilities enable us to be competitive in the higher volume arena for assembly in North America.

PCB sales contributed approximately 22% of total revenues in 2007 and 26% of total revenues in 2006. Growth in PCB was not as strong as it was in other products contributing to the lower percentage of overall revenues.

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

Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. These products experienced very strong sales growth in 2007. Our cable and harness sales comprised approximately 27% and 24% of total revenue for 2007 and 2006, respectively.

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

The company expanded its product offerings by acquiring SNAI in May 2005. In the fourth quarter of 2007 management made the decision to transfer the customers and operations from North Carolina to Mexico to take advantage of newer facilities and lower costs.

Reworking and Refurbishing

Customers provide us with materials and sub-assemblies acquired from other sources, which the customer has determined require modified design or engineering changes. We redesign, rework, refurbish and repair these materials and sub-assemblies.

Contract manufacturing, sheet metal fabrication, reworking and refurbishing together amounted to approximately 6% and 11% of sales for 2007 and 2006 respectively.

Backplane Interconnect Systems

In February 2006, we acquired certain backplane assembly assets of Litton. Litton had a reputation as a world-leading supplier of high-performance backplane interconnect solutions to major blue-chip customers in markets as diverse as network, wireline and wireless infrastructure, defense and electronic data processing. Backplane interconnect systems form the core of high-end electronic systems and provide the means for power distribution and data communications between electronic sub-system building blocks. Adding the ability to provide backplane interconnect solutions with our metal fabrication, cable and harness, printed circuit board, and high level assembly capabilities enables Simclar to offer a highly appealing single source solution to the electronics OEM market.

Backplane sales contributed approximately 45% of total revenues in 2007 compared to 39% to total revenues in 2006.

Manufacturing

We manufacture components and products that are custom designed and developed to fit specific customer requirements and specifications. Such service includes computer integrated manufacturing and engineering services, quick-turnaround manufacturing and prototype development, materials procurement, inventory management, developing customer oriented manufacturing processes, tooling and test sequences for new products from product designs received from our customers or developed by Simclar from customer requirements. Our industrial, electrical and mechanical engineers work closely with our customers’ engineering departments from inception through design, prototypes, production and packaging. We evaluate customer designs and, if appropriate, recommend design changes to improve the quality of the finished product, reduce manufacturing costs or other necessary design modifications. Upon completion of engineering, we produce prototype or preproduction samples. Materials procurement includes planning, purchasing and warehousing electronic components and materials used in the assemblies and finished products. Our engineering staff reviews and structures the bill of materials for purchase, coordinates manufacturing instructions and operations, and reviews inspection criteria with the quality assurance department. The engineering staff also determines any special capital equipment requirements, including tooling and dies, which must be acquired.

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

We use Enterprise Resource Planning (“ERP”) management technologies and manage our material pipelines and vendor base to allow our customers to increase or decrease volume requirements within established frameworks. We have Visual Manufacturing and Made 2 Manage computerized software systems providing us with material requirements planning, purchasing, and sales and marketing functions. In 2005, the company made a commitment to convert all locations to Visual Manufacturing. The goal is to create consistency in our information systems to facilitate more timely, accurate, and meaningful management information. In 2006 we successfully converted the Springfield, MO operations to Visual and in February 2007 the Dayton, OH operations successfully converted to Visual. Our Mexico operations went live with Visual in January 2008.

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

Customers

We serve a wide range of businesses, from emerging growth companies to multinational OEMs, involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. Our revenues are distributed over the following industry segments:

	Year Ended December 31,
	2007	2006
Telecommunications	53%	43%
Contract manufacturing	11%	12%
Data processing	8%	12%
Power equipment	7%	9%
Food prep equipment	7%	8%
Instrumentation	7%	8%
Electrical equipment and appliances	2%	3%
Military and government	2%	2%
Other	3%	3%

We seek to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. In 2007, there were 24 customers that made up approximately 80% of our sales with our largest customer contributing approximately 21% of the revenue.

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

	2007	2006
Customer 1	21%	20%
Customer 2	12%	8%
Customer 3	12%	6%

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

Backlog and Returns

Order backlogs as of December 31, 2007 were approximately $30,023,000 compared to $28,204,000 at December 31, 2006. Based on past experience and relationships with our customers and knowledge of our manufacturing capabilities, we believe that most of our backlog orders are firm and should be filled within six months. Most of the purchase orders within which the company performs do not provide for cancellation. Over the last several years, cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be cancelled. However, based upon relationships with our customers, we occasionally allow cancellations and more frequently provide for the rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by the company may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers’ lead times may vary, backlog does not necessarily reflect the timing or amount of future sales. Historically, customer returns have not had a material adverse effect on our results of operations.

Patents and Trademarks

We do not have nor do we rely on patents or trademarks to establish or protect our market position. Rather, we depend on design, engineering and manufacturing, cost containment, quality, and marketing skills to establish or maintain market position.

Competition

Simclar is part of a highly competitive electronic manufacturing services industry. We face competition from divisions of large electronics and high-technology firms, as well as numerous smaller specialized companies. Many of our competitors are larger and more geographically diverse and have greater financial, manufacturing and marketing resources than we have. Our main PCB competitors in the Midwest region include SMC, Diversified Systems, Epic Technologies, and CDR Manufacturing,. The primary competitors for our Mexico PCB operations include Kimball Electronics, Method Electronics, and Jabil. We have numerous competitors in the cable and harness assembly market, including Tyco, Advanced Interconnect, Amphenol, Sapphire, Volex Interconnect Systems, and Foxconn.

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

Employees

As of December 31, 2007 we had a total of approximately 950 employees.

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

The loss of a major customer would adversely affect us

A substantial percentage, approximately 45% of our sales for the year ended December 31, 2007, has been to three customers, the loss of any of which would adversely affect us. A substantial portion of our sales (21%) is with one major customer. There are no long-term contracts with any customer. Substantially all of our sales and reorders are subject to competitive bids. Sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles, and pricing and margin pressures. Additionally, certain of the industries served by us are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to our major customers or their products could have an adverse effect on us. A variety of conditions, both specific to each individual customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay.

In addition, we generate large accounts receivable in connection with our providing electronic contract manufacturing. If one or more of our customers experiences financial difficulty and is unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. We expect to continue to depend on sales to a limited number of major customers.

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

Our credit facilities impose operational and financial restrictions on us

Our credit facilities with BoS, which include an Amended Term Loan Facility Letter, an Amended Working Capital Facility Letter, a Working Capital Facility Letter, and related security agreements, guaranties and mortgage, In addition to subjecting all our assets as security for the bank financing these debt agreements, they also include substantial covenants that impose significant restrictions. Please refer to the Liquidity and Capital Resources section under Item 7 for further discussion regarding these restrictions.

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

Shortages of components as well as price fluctuations specified by our customers would delay shipments and adversely affect our profitability

Substantially all of our sales are derived from electro-mechanical and subcontract electronic manufacturing in which we purchase components specified by our customers. Industry-wide shortages of electronic components, particularly components for PCB assemblies, have occurred. We have from time to time experienced some supply shortages. Should our industry experience a rapid increase, shortages of components mostly likely will occur, and we may be forced to delay shipments, which could have an adverse effect on our profit margins and customer relations. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we typically bear the risk of component price increases that occur, which accordingly could adversely affect our gross profit margins. As price increase pressures continue we are beginning to pass these increases on as competition allows. At times, we are forced to purchase components beyond customer demand on items which are in short supply. To the extent there is less customer demand or cancellations, we could have increased obsolescence.

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

The price of our shares is volatile

The market price of our common stock has substantially fluctuated in the past. The market price of our common stock has been as high as $13.74 in the fourth quarter of 2007 to as low as $0.52 in the fourth quarter of 2002. Our common stock has limited trading volume, and it closed at $4.51 on March 7, 2008.

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

The Nasdaq Capital Market requires that we maintain a minimum market value of public float of $1,000,000 for continued listing. The publicly trading shares, exclusive of any affiliate ownership, which is the float for our common stock, is approximately 1,658,092 shares, and as the closing price of our shares on March 7, 2008 was $4.51, we currently satisfy that maintenance requirement.

Our common stock has limited trading volume. There is the risk of being delisted from the Nasdaq Capital Market should our common stock fail to maintain a minimum bid price of $1.00 per share for 30 consecutive days, or we fail to meet other continued listing requirements In 2006, we were notified by Nasdaq of failure to meet its listing requirements due to a delay in filing our quarterly report for the second quarter of 2006, as a result of accounting errors at our Simclar (Mexico), Inc. subsidiary that led to a restatement of our 2005 and first quarter 2006 results. We were able to correct this deficiency before further action to delist our common stock. Continued satisfaction of certain of the Nasdaq Capital Market continued listing requirements is beyond our control. There is no assurance that we will continue to satisfy the continued listing maintenance criteria, which, without a timely cure, could cause our securities to be delisted from the Nasdaq Capital Market.

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

The company owns a 77,800 square foot manufacturing, office and warehouse facility located at 1784 Stanley Avenue in Dayton, Ohio.

In December 2006, the company entered into a lease agreement for a new facility for the SIT operation in Ozark, Missouri. The lease is an operating lease with a term of 5 years with renewal options and an estimated annual lease expense of approximately $120,000. The move to the new facility was completed in April 2007. While there was a disruption in product shipments during this process, there were neither lost revenues nor any material negative effects as a result of this move to the new facility.

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

2007
	High	Low
1st Quarter	$6.67	$5.31
2nd Quarter	$7.25	$5.78
3rd Quarter	$12.19	$5.45
4th Quarter	$13.74	$3.79

2006
	High	Low
1st Quarter	$3.83	$3.15
2nd Quarter	$11.33	$3.70
3rd Quarter	$13.18	$4.36
4th Quarter	$8.99	$4.35

Approximate Number of Holders of Common Stock

On December 31, 2007, there were approximately 46 shareholders of record of our common stock. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

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

Issuer Repurchases

No purchases of any of our outstanding shares were made by or on behalf of the company or any affiliated purchaser during 2007 and 2006.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

Consolidated Statements of Operations Data
(in thousands except per share amounts)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Revenues	$136,416	$116,031	$61,005	$53,582	$36,187
Net income	2,362	2,863	947	2,342	1,106
Earnings per share	$0.37	$0.44	$0.15	$0.36	$0.17

Consolidated Balance Sheet Data
(in thousands)

	December 31,
	2007	2006	2005	2004	2003
Working capital	$10,702	$14,236	$4,470	$12,137	$11,804
Total assets	66,246	63,864	37,710	32,580	25,674
Total debt	13,524	20,565	4,200	6,700	6,500
Total liabilities	45,941	45,942	22,650	18,462	13,913
Stockholders’ equity	20,306	17,922	15,060	14,119	11,761

The 2006 financial data reflects the acquisition of the Litton backplane assembly assets, 2005 financial data reflects the acquisition of Simclar (North America), Inc., and the 2003 financial data reflects the acquisition of AG Technologies, Inc. (Simclar (Mexico), Inc.).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Simclar, Inc. continued to demonstrate strong revenue growth of existing products and customers through 2007 as well as adding new products and customers. Our strategy remains to (1) leverage our relationship with Simclar Group to expand our reach globally, (2) depend upon our long-term relationships with major OEM’s to increase our business with our existing customer base and to grow our customer base with other OEM’s, and (3) seek strategic acquisitions and alliances.

Some of the key highlights to be discussed further through this discussion and analysis include:

•	2007 revenues were approximately $136 million; this is 18% above 2006.

•	2007 fourth quarter sales were approximately $34.7 million compared to approximately $33.2 million for the fourth quarter in 2006

•	net income for 2007 was approximately $2,362,000 and earnings per share was $0.37

•	as previously announced, management has decided to transfer the North Carolina operations to Mexico; in 2007 losses of approximately $2.1million arose in North Carolina

•	bank term loan repayments of $6.2 million included $3.0 million of voluntary payments

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

Key Financial Performance Measures

We manage and assess the performance of our business primarily through the following performance metrics:

Orders booked and backlog– the ratio of orders booked to sales is reviewed on a monthly basis.

Sales– monthly sales are compared against budget and the same month in the previous year.

Gross margin– the gross margin achieved each month is compared against budget and the same month in the previous year.

Selling, general and administrative expenses – the ratio of these expenses as a percentage of sales each month is compared against budget.

Working capital– movements in the balance sheet amounts of inventory, accounts receivable and accounts payable are reviewed on a monthly basis.

Bank borrowings - movements in the company’s working capital facility with the bank are reviewed on a weekly basis.

Weekly business control reviews– conference calls are conducted weekly by the president, CFO, and group controller to review key performance metrics and general business update with the general managers and financial controllers for each facility.

In the event that any of the above measures indicate unusual movements or trends, further review is undertaken by management to ensure that satisfactory explanations are obtained, and, where necessary, appropriate corrective action is taken.

Results of Operations

The following is a discussion of the key factors that have affected our business over the last two years. This discussion should be read in conjunction with our consolidated financial statements and the related footnotes included herein.

Net Sales
(dollars in thousands)

	2007	2006

Net Sales	$136,416	$116,031

Change from prior year	$20,385	$55,026
% change from prior year	17.6%	90.2%

Revenues were up approximately $20 million for the year ended December 31, 2007 compared to the same period in 2006. This represents an approximate 18% growth. Approximately 7% of the growth is attributed to a full year’s revenues for the backplanes business acquired in February 2006 and approximately 11% came from growth in business from both existing and new customers.

Gross Profit Margin
(dollars in thousands)

	2007	2006

Gross profit margin	$14,190	$13,996

Change from prior year	$194	$6,858
% change from prior year	1.4%	96.1%

% of sales	10.4%	12.1%

Gross profit was up slightly due to the growth in revenues but was lower as a percentage of sales. We continued to experience escalating losses in our North Carolina operations which caused management to conclude that the operations are no longer financially viable and to begin a controlled transfer of the business to Mexico and discontinuance of the North Carolina operations. The transfer will be completed in the first quarter of 2008. With a few exceptions for certain employee guarantees and contract termination costs, current GAAP requires that costs associated with the closing of a facility must be recognized in the period incurred. Management estimates that the results for the first quarter of 2008 will be adversely affected by approximately $700,000 by the transfer, but the longer term benefits will be improved profits and cash flow. Reserves of approximately $310,000 were provided for inventory that was judged to be excess or obsolete as a result of the decision to transfer the operations to Mexico, and to reflect an additional write down on excess and obsolete inventories arising in the year at other company locations.

Selling, General, and Administrative Expenses
(dollars in thousands)

	2007	2006

Selling, general, and administrative expenses	$8,735	$8,023

Change from prior year	$712	$3,038
% change from prior year	8.9%	61.0%

% of sales	6.4%	6.9%

Selling, general, and administrative costs (SG&A) increased approximately $712,000 but decreased as a percentage of sales. Approximately $226,000 of the increased SG&A was due to increased amortization of intangibles related to the Litton asset acquisition in 2006.

Interest Expense
(dollars in thousands)

	2007	2006

Interest expense	$1,908	$1,835

Change from prior year	$73	$1,358
% change from prior year	4.0%	284.7%

% of sales	1.4%	1.6%

Interest expense was slightly above last year, due to there being twelve months interest paid in 2007 on the Litton acquisition debt compared to only ten months interest paid in 2006. This additional interest expense, was however mitigated by the effect of voluntary payments of $3 million in addition to the scheduled payments of $3.2 million that reduced our debt with BoS by $6.2 million in 2007. The average interest rate for tranches A and B of our credit facilities was approximately 6.7% while the average interest rates for tranches C and D were approximately 7.6% and 8.7% respectively. These credit facilities are described in further detail below. Our weighted average interest rate for the year was approximately 7.6% compared to approximately 7.7% in 2006.

Income Before Income Taxes
(dollars in thousands)

	2007	2006

Income before income taxes	$3,713	$4,202

Change from prior year	$(489)	$2,457
% change from prior year	-11.6%	140.8%

% of sales	2.7%	3.6%

The losses from our North Carolina operations and the adjustments to inventory reserves contributed to lower income before income taxes in spite of higher sales. See the discussion under gross profit margin.

Income Tax Expense
(dollars in thousands)

	2007	2006

Income tax expense	$1,351	$1,339

Change from prior year	$12	$542
% change from prior year	0.9%	67.9%

% of Income before tax	36.4%	31.9%

Income taxes as a percentage of sales were approximately 4% points higher this year due to timing differences on the deductibility of certain cost for tax and book purposes.

Liquidity and Capital Resources

Cash and Cash Equivalents
(dollars in thousands)

	December 31, 2007	December 31, 2006

Cash and cash equivalents	$429	$82

We continue to prudently manage our cash flow as the business continues to grow. Excess liquid funds are invested in short-term interest-bearing accounts at financial institutions.

Net Cash Provided from Operating Activities
(dollars in thousands)

	December 31, 2007	December 31, 2006

Net cash provided from operating activities	$7,202	$2,781

The largest contributor to the improvement in net cash provided from operating activities was approximately $2.5 million provided by working capital in 2007 compared to an approximately $1.9 million use of working capital in 2006. There was net income before depreciation of approximately $4.7 million in both 2007 and 2006.

Accounts Receivable
(dollars in thousands)

	December 31, 2007	December 31, 2006

Accounts receivable	$20,805	$20,802

Average days sales outstanding	54.9	64.5

Accounts receivable remained relatively unchanged in spite of the approximately 18% growth in sales. The major factor in the lower days sales outstanding at December 31, 2007 is attributed to the impact of our improved receivables collections procedures.

Inventory
(dollars in thousands)

	December 31, 2007	December 31, 2006

Inventory	$21,664	$20,259

Average inventory turnover	5.6	5.0

Inventories have grown in relationship to the increased sales volumes. We continue to focus on improving our inventory utilization through improved systems, expanding our use of consigned inventories, reducing order quantities, and shortening lead times.

Cash Used in Investing Activities
(dollars in thousands)

	December 31, 2007	December 31, 2006

Net cash used in investing activities	$1,572	$17,074

The most significant difference in investing activity between 2007 and 2006 was approximately $16.1 million related to the Litton asset acquisition in 2006. Additions to property and equipment were approximately $2.1 million in 2007 compared to approximately $1.1 million in 2006.

Cash (Used In) Provided by Financing Activities
(dollars in thousands)

	December 31, 2007	December 31, 2006

Cash (used in) provided by financing activities	$(5,305)	$13,543

The most significant contributor to financing activities in 2007 was the reduction of term debt of approximately $7.1 million and repayment of a note payable to Simclar Group of approximately $1.3 million. Term loan repayments were $6.2 million to BoS of which $3.2 million were scheduled payments and $3.0 million were voluntary additional payments. Payments on other long-term borrowings totaled $850,000 in 2007. This was offset by an increase in use our working capital line of approximately $3 million. The major activity in 2006 was the increase of $16 million in our long-term credit facility with BoS to fund the Litton asset acquisition.

Our near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and meeting the company’s required bank debt obligations.  We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility is sufficient to fund our operating, investing and financing activities.

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland, plc in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at December 31,2007
Simclar, Inc.	Working capital	$7,500,000	$7,494,408
Simclar, Inc.	Term loan – four tranches (see detail of tranches below)	$21,650,000	$12,300,000
Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$651,579

Effective March 27, 2008, we entered into amendments of the two working capital facilities. The term of the $1 million working capital facility of Simclar IT, originally entered into in December 2005, and amended in January 2007, was extended to March 17, 2009. The maturity date of the Simclar, Inc. $7.5 million working capital facility, last amended in January 2006, was extended to March 17, 2009. No other material changes were made to either facility by the amendments, except that the default interest rate under both facilities was increased from 1.5% to 2.0% and the interest rate under the $7.5 million facility was increased from 1.5% over LIBOR to 1.75% over LIBOR.

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5% (increasing to 1.75% after March 2008), plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at December 31, 2007 was 6.0% based on the one month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility will be a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.75% to 2.5%. The interest rate for this working capital facility at December 31, 2007 was 7.0%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage varies from 1.5% to 3.5%. The term debt interest rate was 6.732% for tranches A and B, 7.355% for tranche C, and 8.37% for tranche D at December 31, 2007 based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

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

The weighted average interest rate for 2007 was approximately 7.6%.

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

•
a ratio of net borrowings to EBITDA not to exceed 5:1 through December 31, 2006; not to exceed 4.5:1 from January 1, 2007 to December 31, 2007; not to exceed 4:1 from January 1, 2008 to December 31, 2008; not to exceed 3.5:1 from January 1, 2009 to December 31, 2009; and not to exceed 3:1 thereafter (tested on a quarterly basis beginning December 31, 2006).

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

The company did not satisfy the EBIT to total interest coverage covenant contained in the credit facilities at December 31, 2006. Bank of Scotland nonetheless agreed to suspend the effectiveness of this covenant and instead agreed that total interest coverage must exceed 3:1 on a quarterly basis and the other financial covenants must be complied with. The company successfully maintained compliance with the 3:1 interest coverage ratio.

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

Effect of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for the company on January 1, 2009. Management is currently evaluating the potential impact of SFAS 160 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The Company’s preliminary conclusion is that it will not choose the fair value measurement options permitted by SFAS 159 for any of its assets and liabilities. Therefore, this statement will not impact the company’s future financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (SFAS 141R). SFAS 141R replaces SFAS No. 141, “Business Combinations,” (SFAS 141) and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R does change many aspects of SFAS 141, especially with respect the treatment of direct acquisition costs and recognition of contingent consideration. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141R requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141R becomes effective for the company for any business combination with an acquisition date on or after January 1, 2009. Management is currently evaluating the potential impact of SFAS 141R on the consolidated financial statements.

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

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements :

Provision for Inventory Obsolescence

The company reviews its inventories on a regular basis to identify parts that have not been used in the manufacturing process during the previous two year period and are not believed to be required for use in the manufacturing process. The carrying value of these identified parts is reduced to estimated realizable value with a charge to the allowance for obsolescence. Additional write-downs, if required, are recorded in the period identified.

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

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the businesses acquired and is not amortized.  Intangible assets with determinable lives are amortized over the estimated useful life in a manner reflective of the pattern in which the economic benefits of the intangible assets are used up. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using fair-value-based tests. For the year ended December 31, 2007, the company changed the reporting unit for goodwill impairment testing purposes and changed the date of its annual goodwill impairment test from various dates throughout the year to the first day following the end of their 3rd quarter. Management believes that the accounting change is preferable in the circumstances because it better aligns management’s consideration of the operations of the company and also better aligns the timing of the company’s long-range planning with this test, as the impairment test is dependent on the results of the company’s long-range planning process. Management requested a review of this accounting change from our independent registered public accounting firm to which they concurred.  During 2007 and 2006, the company evaluated goodwill and other intangible assets in accordance with SFAS No. 142 and determined there was no impairment related to the carrying value of such assets.

Income Taxes

Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered on differences between the financial accounting and tax basis of assets and liabilities. Effective January 1, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The adoption of FIN 48 had no impact on the company’s consolidated financial statements.

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

The company’s estimate of the allowance for doubtful accounts for trade receivables is primarily determined based upon the length of time that the receivables are past due. In addition, management estimates are used to determine probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.The company undertakes a series of actions based upon the aging of past due trade receivables, including letters and direct customer contact. Accounts are deemed uncollectible based on a customer’s payment experience and current financial condition.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements, and the related notes, together with the report of Grant Thornton LLP dated March 31, 2008 are set forth at pages F-1 through F-22 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are adequately designed and effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation

The company's management has assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2007. In making this assessment, the company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on the company's processes and assessment, management has concluded that, as of December 31, 2007, the company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Control Over Financial Reporting

Except for the efforts to strengthen our internal controls described above, during the year ended December 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 31, 2008, the company issued a press release announcing its 2007 earnings (see Exhibit 99.1).

Part III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

The information required by this item is included under the caption, “Information About Directors, Executive Officers, and Corporate Governance” in our Information Statement relating to our 2008 Annual Meeting of Shareholders (the “Information Statement”) to be held on June 9, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14C under the Securities Exchange Act of 1934, is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

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

(1) The following financial statements are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accountants.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006.

Notes to the Consolidated Financial Statements.

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

10.14
Lease Agreement, dated as of December 28, 2006, between Simclar Interconnect Technologies, Inc. and Phillip A. Wiland and Linda S. Wiland. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed April 6, 2007).

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

10.24
Amendment Letter 5, dated January 26, 2007, to Working Capital Facility Letter between the Company and Bank of Scotland, (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 19, 2007).

10.25
Third Amended and Restated General Security Agreement, dated February 28, 2007, among the Company, Simclar (Mexico) Inc, Simclar Interconnect Technologies, Inc., Simclar De Mexico, S.A. de C.V. and Bank of Scotland. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed April 6, 2007).

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

10.28
Amendment, dated July 17, 2007, to Management Services Agreement, effective July 17, 2005, between Simclar, Inc. and Simclar Group Limited. (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2007).

10.29		Employment Agreement between the Company and Barry Pardon dated February 22, 2006. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.30	*	Amendment Letter 2, dated March 25, 2008, to Working Capital Facility Letter between the Company and Simclar Interconnect Technologies, Inc., as borrowers, and Bank of Scotland.

10.31	*	Amendment Letter 6, dated March 25, 2008, to Working Capital Facility Letter between the Company and Bank of Scotland.

18.1	*	Letter Regarding Change in Accounting Principles.

21	*	Subsidiaries of the registrant.

24	*	Powers of Attorney.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	*	Press release dated March 31, 2008 entitled “Simclar Announces 2007 Earnings.”

*	Filed with this Report.

(b)	Exhibits.

The exhibits to this report follow the Signature Page.

(c)	Financial Statement Schedules.

The financial statement schedule follows the exhibits to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMCLAR, INC.

Date: March 31, 2008	By:	/s/ Barry J. Pardon
Barry J. Pardon, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Samuel J. Russell*	Chairman of the Board of Directors	March 31, 2008
Samuel J. Russell	and Chief Executive Officer

/s/ Barry J. Pardon	President and Director	March 31, 2008
Barry J. Pardon	(principal executive officer)

John Ian Durie*	Vice-President (Finance) and	March 31, 2008
John Ian Durie	Director

/s/ Stephen Donnelly	Chief Financial Officer and	March 31, 2008
Stephen Donnelly	Secretary
(principal financial and principal
accounting officer)

A. Graeme Manson *	Director	March 31, 2008
A. Graeme Manson

Kenneth M. MacKay, M. D.*	Director	March 31, 2008
Kenneth M. MacKay, M. D.

Christina M. J. Russell*	Director	March 31, 2008
Christina M. J. Russell

William J. Sim*	Director	March 31, 2008
William J. Sim

*By:	/s/ Barry J. Pardon
Barry J. Pardon, Attorney-in-Fact

FORM 10-K—ITEM 8

LIST OF FINANCIAL STATEMENTS

The following reports of independent registered public accounting firms and consolidated financial statements of Simclar, Inc. and subsidiaries are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Simclar, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Simclar, Inc. and subsidiaries (the “Company”) (a Florida corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simclar, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
March 31 , 2008

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$428,538	$82,154
Accounts receivable, less allowances of $236,000 and $294,000 at December 31, 2007 and 2006 respectively	20,804,552	20,801,668
Amounts receivable from major stockholder, net	904,627	-
Inventories, less allowances for obsolescence of $2,3640,000 and $1552,000 at December 31, 2007 and 2006 respectively	21,664,442	20,259,037
Prepaid expenses and other current assets	654,509	637,856
Prepaid income taxes	107,091	15,405
Deferred income taxes	1,214,160	1,034,532
Total current assets	45,777,919	42,830,652

Property and equipment:
Land and improvements	547,512	547,511
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	15,342,401	15,563,042
Tools and dies	366,347	363,992
Leasehold improvements	1,957,170	660,949
Construction in progress	259,829	537,879
Total property and equipment	19,709,163	18,909,277
Less accumulated depreciation and amortization	9,922,589	8,984,948
Net property and equipment	9,786,574	9,924,329

Deferred expenses and other assets, net	366,265	367,122
Goodwill	9,410,704	9,410,704
Intangible assets, net	904,841	1,331,000
Total assets	$66,246,303	$63,863,807

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,145,987	$5,065,771
Accounts payable	21,447,560	16,396,407
Accrued expenses	1,907,472	1,740,799
Amounts payable to major stockholder, net	-	1,344,139
Current portion of long-term debt	3,575,148	4,047,408
Total current liabilities	35,076,167	28,594,524

Long-term debt	9,600,000	15,300,000
Long-term debt, subordinated	349,257	1,217,986
Deferred income taxes	515,283	429,031
Other long term liabilities	400,000	400,000
Total liabilities	45,940,707	45,941,541

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,465,345 shares at December 31, 2007 and 2006	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	8,747,959	6,385,732
Accumulated other comprehensive income	46,897	25,794
Total stockholders' equity	20,305,596	17,922,266
	$66,246,303	$63,863,807

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Sales	$136,416,278	$116,031,435
Cost of goods sold Gross Profit	122,226,381	102,034,927
	14,189,897	13,996,508

Selling, general and administrative expenses	8,735,459	8,023,333
Income from operations	5,454,438	5,973,175

Interest expense	1,907,540	1,834,736
Interest and other income	(165,912)	(63,679)

Income before income taxes	3,712,810	4,202,118

Income tax provision	1,350,583	1,339,378

Net income	$2,362,227	$2,862,740

Earnings per share:	$0.37	$0.44

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

				Retained	Accumulated	Notes
		Capital in		Earnings	Other	Receivable
	Common	Excess of	Comprehensive	(Accumulated)	Comprehensive	Stock
	Stock	Par Value	Income	(Deficit)	Income (Loss)	Options	Total
Balance at December 31, 2005	$64,653	$11,446,087		$3,522,992	$26,564	$-	$15,060,296
Comprehensive income:
Net income			2,862,740	2,862,740
Other comprehensive income:
Foreign currency translation adjustments			(770)		(770)
Comprehensive income			$2,861,970				$2,861,970
Balance at December 31, 2006	$64,653	$11,446,087		6,385,732	$25,794	$-	$17,922,266
Comprehensive income:
Net income			2,362,227	2,362,227
Other comprehensive income:
Foreign currency translation adjustments			21,103		21,103
			$2,383,330				2,383,330
Comprehensive income Balance at December 31, 2007	$64,653	$11,446,087		$8,747,959	$46,897	$-	$20,305,596

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2007	2006
Operating activities:
Net income	$2,362,227	$2,862,740

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,132,354	1,807,917
Loss / (Gain) on disposal of property & equipment	3,725	(26,961)
Other liabilities	-	400,000
Deferred income tax benefit	(93,376)	(139,371)
Changes relating to operating activities from:
Accounts receivable, net	(2,883)	(3,363,108)
Amounts payable to major stockholder, net	(904,627)	(529,324)
Inventories, net	(1,405,406)	(3,268,144)
Prepaid expenses and other current assets	(16,653)	(181,017)
Accounts payable	5,051,153	5,414,486
Accrued expenses	167,530	190,683
Income taxes refundable	(91,686)	(387,275)
Net cash provided by operating activities	7,202,358	2,780,626
Investing activities:

Additions to property and equipment	(2,093,153)	(1,131,369)
Proceeds from sale of property and equipment	520,988	234,367
Acquisition of subsidiaries, net of cash acquired
Simclar (Mexico), Inc.	-	(54,896)
Simclar Interconnect Technologies, Inc. (Litton)	-	(16,122,149)
Net cash used in investing activities	(1,572,165)	(17,074,047)

Financing activities:
Borrowing on bank line of credit	10,455,269	2,498,907
Repayments on bank line of credit	(7,375,053)	(2,423,531)
Payments on note payable to major stockholder	(1,344,139)	-
Proceeds from long-term borrowings	-	16,000,000
Debt issuance costs	-	(403,042)
Payments on long-term borrowings	(7,040,989)	(2,129,692)
Net cash (used in) / provided by financing activities	(5,304,912)	13,542,642

Effect of exchange rate fluctuations on cash	21,103	(770)

Net change in cash and cash equivalents	346,384	(751,549)
Cash and cash equivalents at beginning of year	82,154	833,703
Cash and cash equivalents at end of year Cash paid for Interest expense	$428,538	$82,154

Cash paid for Interest expense	$1,810,490	$1,719,762

See notes to consolidated financial statements

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Simclar, Inc. (“Simclar ”) and its subsidiaries, including Simclar (Mexico), Inc. (“Simclar (Mexico)”), Simclar de Mexico, S.A. de C.V. (“Simclar de Mexico”), Techdyne (Europe) Limited (“Techdyne (Europe)”), Simclar (North America), Inc. (“SNAI”), and Simclar Interconnect Technologies, Inc. (“SIT”), collectively referred to as the “company.” During 2003, the company changed its name to Simclar, Inc. from Techdyne, Inc. following a merger with its wholly owned subsidiary, Lytton Inc. SIT was acquired during the first quarter of 2006 (refer to Note 11). All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 73.4% owned subsidiary of Simclar Group Limited (“Simclar Group”), a privately owned company incorporated in the United Kingdom.

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

Inventories

Inventories, which consist primarily of raw materials used in the production of electronic components, are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and a portion of fixed and variable-manufacturing overhead. The company reviews its inventories on a regular basis to identify parts that have not been used in the manufacturing process during the previous two year period and are not believed to be required for use in the manufacturing process. The carrying value of these identified parts is reduced to estimated realizable value with a charge to the allowance for obsolescence. Additional write-downs, if required, are recorded in the period identified.

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the useful lives of the assets, generally estimated to be 25 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment; 3 to 10 years for tools and dies; and 5 to 15 years or the expected life of the related lease which ever is shorter for leasehold improvements. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized. Depreciation expense totaled approximately $1,700,000 and $1,608,000 for the years ended December 31, 2007 and 2006 respectively.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans. Amortization expense for the years ended December 31, 2007 and 2006 was approximately $529,000 and $282,000 respectively.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the businesses acquired and is not amortized.  Intangible assets with determinable lives are amortized over the estimated useful life in a manner reflective of the pattern in which the economic benefits of the intangible assets are used up. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using fair-value-based tests. For the year ended December 31, 2007, the company changed the reporting unit for goodwill impairment testing purposes and changed the date of its annual goodwill impairment test from various dates throughout the year to the first day following the end of the 3rd quarter. Management believes that the accounting change is preferable in the circumstances because it better aligns management’s consideration of the operations of the company and also better aligns the timing of the company’s long-range planning with this test, as the impairment test is dependent on the results of the company’s long-range planning process. During 2007 and 2006, the company evaluated goodwill and other intangible assets in accordance with SFAS No. 142 and determined there was no impairment related to the carrying value of such assets. The goodwill recognized from acquisitions is:

Balance at January 1, 2006	$5,917,938
Goodwill arising from acquisitions in 2006	3,492,766
Balance at December 31, 2006 and 2007	$9,410,704

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Identifiable intangible assets consist of the following:

	December 31, 2007		December 31, 2006
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Non-compete agreement	$70,880	($51,436)	$70,880	($26,939)
Customer List	$1,472,207	($586,810)	$1,472,207	($185,148)
	$1,543,087	($638,246)	$1,543,087	($212,087)

Amortization expense for intangible assets was approximately $426,000 for 2007 and $202,000 for 2006. Estimated amortization expense for the next five years is as follows:   2008-$372,000; 2009-$280,000; 2010-$138,000; and 2011 $114,000. At December 31, 2007, the weighted average amortization period for intangible assets was 3.9 years.

Income Taxes

Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered on differences between the financial accounting and tax basis of assets and liabilities.

Effective January 1, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The adoption of FIN 48 had no impact on the company’s consolidated financial statements.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants using the treasury stock method. The company had no stock options or warrants outstanding during the reported periods. Accordingly, for the years presented, there is no dilutive effect.

Following is a reconciliation of amounts used in the computations:

	Year Ended December 31,
	2007	2006
Net income - numerator basic computation	$2,362,227	$2,862,740
Weighted average shares - denominator basic computation	6,465,345	6,465,345
Earnings per share	$0.37	$0.44

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

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Warranty Costs

The company warrants that products used in its manufacturing process are free from defects in material and workmanship for a period of one year from shipment to the customer. If the manufactured product fails in this period due to defect, the company will rework the product until it functions per the customer’s specifications. The costs associated with the rework of any return of defective products are treated as a period expense when the products are reshipped to the customer. The company estimates the cost or reworking defective products is historically less than 1% of its annual sales.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Reclassifications

Certain expense categories within the prior-year amounts for cost of goods sold and selling, general, and administrative expenses have been reclassified to conform to the current-year presentation.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for the company on January 1, 2009. The company is currently evaluating the potential impact of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” (SFAS 141) and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) becomes effective for the company for any business combination with an acquisition date on or after January 1, 2009 and will only impact the company’s financial statements for acquisitions completed subsequent to that date.

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, the provisions of FIN 48 provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, or January 1, 2007 as to the company. The company adopted FIN 48 in the first quarter of 2007 as required with no material adverse effect on the company’s consolidated financial position or results of operations.

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

NOTE 2—INVENTORIES

Inventories are comprised of the following:

	December 31,
	2007	2006
Raw materials and supplies	$19,285,200	$16,992,310
Work in process	2,841,656	2,829,592
Finished goods	1,902,052	1,988,934
Allowance for obsolescence	(2,364,466)	(1,551,799)
	$21,664,442	$20,259,037

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	December 31,
	2007	2006
Accrued compensation	$894,358	$975,130
Accrued property taxes	141,756	160,338
Accrued commissions	95,692	166,640
Other	775,666	438,691
	$1,907,472	$1,740,799

NOTE 4—LONG-TERM DEBT

In December 2005, we entered into two amended credit facilities and one new credit facility with Bank of Scotland in Edinburgh, Scotland (“BoS”) consisting of:

Borrower	Type of facility	Original amount	Balance at December 31, 2007
Simclar, Inc.	Working capital	$7,500,000	$7,494,408
Simclar, Inc.	Term loan -four tranches (see
	detail of tranches below)	$21,650,000	$12,300,000
Simclar Interconnect
Technologies, Inc.	Working capital	$1,000,000	$651,579

Effective January 26, 2007, we entered into amendments of the two working capital facilities. The term of the $1 million working capital facility of Simclar IT, originally entered into in December 2005, was extended to January 28, 2008. The Simclar, Inc. $5 million working capital facility, last amended in December 2005, was increased to $7.5 million, and its maturity date was extended to January 28, 2008. No other material changes were made to either facility by the amendments. Effective March 27 2008, the facilities were further amended to extend the maturity dates of each to March 17, 2009. No other material changes were made to either facility by the 2008 amendments, except that the default interest rate under both facilities was increased from 1.5% to 2.0% and the interest rate under the $7.5 million facility was increased from 1.5% over LIBOR to 1.75% over LIBOR.

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5% (increasing to 1.75% after March 2008), plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at December 31, 2007 was 6.0% based on the one month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.75% to 2.5%. The interest rate for this working capital facility at December 31, 2007 was 7.0%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.5% to 2.5%. The term debt interest rate was 6.732% for tranches A and B, 7.355% for tranche C, and 8.37% for tranche D at December 31, 2007

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LONG-TERM DEBT – Continued

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

The weighted average interest rate on long-term debt for 2007 and 2006 was 7.6% and 7.7% respectively.

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
•
a ratio of EBIT to total interest not less than 3:1 until March 31, 2006; not less than 3.5:1 from April 1, 2006 to December, 2007; and not less than 4:1 thereafter (tested on a quarterly basis beginning December 31,, 2005)

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LONG-TERM DEBT – Continued

•
a ratio of net borrowings to EBITDA not to exceed 5:1 through December 31, 2006; not to exceed 4.5:1 from January 1, 2007 to December 31, 2007; not to exceed 4:1 from January 1, 2008 to December 31, 2008; not to exceed 3.5:1 from January 1, 2009 to December 31, 2009; and not to exceed 3:1 thereafter (tested on a quarterly basis beginning December 31, 2006).

The company did not satisfy the EBIT to total interest coverage covenant contained in the credit facilities at December 31, 2006. Bank of Scotland agreed to suspend the effectiveness of this covenant until the earlier of December 31, 2007 or the negotiation of revised financial covenants. In this regard, the company was asked to submit by April 30, 2007 a financial projection for the remainder of 2007 showing relevant measurements against the financial covenants. The company submitted the requested projections as required. EBIT to total interest coverage pending renegotiation of the covenant must exceed 3:1 on a quarterly basis and the other financial covenants must be complied with. The company is in compliance with the 3:1 interest coverage ratio and management is of the opinion that such compliance will be maintained during such period.

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

Long-term debt outstanding:

	December 31,
	2007	2006
Term loan	$12,300,000	$18,500,000
Less current portion	$2,700,000	3,200,000
	9,600,000	$15,300,000

 Scheduled maturities of long-term debt outstanding at December 31, 2007 are approximately: 2008 - $2,700,000; 2009 - $2,200,000; 2010 - $4,200,000; and 2011 - $3,200,000. Interest payments on all of the above debt amounted to approximately $1,233,000 and $1,061,000 in 2007 and 2006 respectively.

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate, Computronics International Corp. This agreement replaces a deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006, with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS debt. The balance at December 31, 2007 was approximately $1,224,000 and is reflected as subordinated long-term debt on the face of the financial statements, net of $875,000 reflected in current portion of long-term debt.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2007	2006

United States income	$3,305,626	$3,841,168
Foreign income	407,184	360,950
	$3,712,810	$4,202,118

Income tax payments were approximately $1,300,000 and $ 1,356,000 in 2007 and 2006 respectively.

The components of the current net deferred tax asset and long-term net deferred tax liability are as follows:

	December 31,
	2007	2006
Deferred tax asset:
Inventory obsolescence	$922,142	$605,201
Costs captialized in ending inventory	142,338	129,880
Accrued expenses	68,901	185,039
Other	80,779	114,412
Total current asset	1,214,160	1,034,532

Deferred tax asset (liability)
NOL carryforwards	8,368,698	8,286,335
Depreciation and amortization	(500,310)	(414,062)
Other	(14,973)	(14,969)
Total long-term asset	7,853,415	7,857,304
Less: valuation allowance	(8,368,698)	(8,286,335)
Net long-term liabilty	(515,283)	(429,031)

Net deferred tax asset	$698,877	$605,501

During 2005, the company acquired SNAI and the related net operating loss (NOL) carryforwards. At December 31, 2007, SNAI had unused U.S. federal and state net operating loss carryforwards of approximately $22,200,000 and $8,800,000, respectively, generally expiring from 2022 through 2025.  Based on the available evidence at the date of the acquisition and as of December 31, 2007 regarding the likelihood of utilizing these loss carryforwards before the expiration date, a valuation allowance has been provided for the full amount of possible tax benefit. The company has not provided a valuation allowance for the remainder of the deferred tax asset based on taxes paid in the current year and available carryback years.

During 2007 the company’s 2005 federal income tax return was examined by the Internal Revenue Service. The examination resulted in a tax refund of $158,739.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INCOME TAXES – Continued

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006
Current:
Federal	1,273,689	1,276,535
State and Local	112,944	124,616
Foreign	57,326	77,597
	1,443,959	1,478,748
Deferred:
Federal	(83,799)	(149,272)
State	(9,577)	9,901
	(93,376)	(139,371)
	1,350,583	1,339,377

Simclar de Mexico files a separate income tax return in Mexico.

The reconciliation of income tax rates attributable to income before income taxes computed at the U.S. federal statutory rates to income tax expense is:

	Year Ended December 31,
	2007	2006

Statutory tax rate (34%) applied to income before income taxes	34.0%	34%
Increases (reduction) in taxes resulting from :
State income taxes expense net of federal
income tax effect	2.0%	1.9%
Tax rate differential relating to tax benefit of foreign operating income	-2.2%	-1.1%
Nondeductible items	1.3%	1.2%
Refund of prior U.S. income taxes	0.1%	-0.6%
Settlement of U.S. income taxes	0.0%	-2.2%
Other	1.2%	-1.3%
	36.4%	31.9%

The earnings of the company’s Mexican subsidiary are expected to be permanently reinvested in the operations of that subsidiary.  As such, the company has historically not recorded a deferred tax liability based on the subsidiary’s accumulated undistributed earnings.  As of December 31, 2007 undistributed earnings were approximately $768,000.

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—TRANSACTIONS WITH SIMCLAR GROUP

The company’s parent, Simclar Group, provides certain financial and administrative services to the company under a service agreement. The amount of expenses incurred under the service agreement totaled $480,000 per year in 2007 and 2006.

The company has a net receivable due from Simclar Group and related parties of approximately $905,000 at December 31, 2007 compared to a net payable due to Simclar Group and related parties of $1,344,000 at December 31, 2006. The net receivable due from Simclar Group incurs interest of LIBOR + 1.5%. For additional information related to pledge agreements and guarantees with BoS refer to Note 4.

 NOTE 7—RELATED PARTY TRANSACTIONS

For 2007 and 2006 the company had sales with Simclar Corp., a related party of Simclar Group, totaling approximately $720,000 and $1,521,000 respectively, and sales to Simclar Group of approximately $210,000 and $94,000 respectively. The company had net receivables from related parties as of December 31, 2007 of approximately $166,000 from Simclar Corp. and approximately $109,000 from Simclar China.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Commitments
The company has leases for several facilities which expire at various dates through 2017 with renewal options for a period of five years at the then fair market rental value. The company’s aggregate lease commitments at December 31, 2007, are approximately: 2008—$1,088,000, 2009—$1,092,000, 2010 —$1,095,000, 2011—$664,000, 2012 — $320,000 and thereafter —$1,546,000. Total rent expense was approximately $1,132,000 and $1,040,000 for the years ended December 31, 2007 and 2006 respectively.

Retirement Plan
The company sponsors a 401(k) Profit Sharing Plans covering substantially all of its employees, excluding Techdyne (Europe) and Simclar (Mexico). The plan offers a 50% corporate match based on the first 4% of each employee’s annual earnings contributed to the plan. The matching expense amounted to approximately $105,000 and $95,000 for the years ended December 31, 2007, and 2006 respectively.

Contingencies
The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the company’s financial position, results of operations, or cash flow.

NOTE 9—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following summarizes certain quarterly operating data:

	2007				2006
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands except per share data)
Net Sales	$31,408	$37,119	$33,150	$34,740	$21,823	$30,399	$30,654	$33,156
Gross Profit	3,826	4,964	3,224	2,176	2,791	3,774	3,912	3,520
Net Income	639	1,372	415	(64)	506	790	618	949

Earnings Per Share	$0.10	$0.21	$0.07	$(0.01)	$0.08	$0.12	$0.10	$0.14

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10— MAJOR CUSTOMERS

Sales to major customers are as follows:

	Year Ended December 31,
Major Customers	2007	2006
Customer 1	21%	20%
Customer 2	12%	8%
Customer 3	12%	6%

The loss of or substantially reduced sales to these customers would have an adverse effect on the company’s operations if such sales were not replaced. A significant customer would be any customer with annual sales volume from the company of 10% or more. Customers 1 & 3 make up approximately 20% and 11% respectively of the accounts receivable balance at the year end.

NOTE 11—ACQUISTION OF CERTAIN U.S. ASSETS OF LITTON SYSTEMS, INC.

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

In connection with the Acquisition, the company and Simclar IT entered into an occupancy agreement pursuant to which Simclar IT occupied space in Litton's Springfield, Missouri facility until April 2007, and a transition services agreement pursuant to which Litton provided certain administrative services to the company and Simclar IT to support its operations during the occupancy period.

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

SIMCLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—ACQUISTION OF CERTAIN U.S. ASSETS OF LITTON SYSTEMS, INC. - Continued

 The finalized purchase price allocation related to this acquisition is as follows:

Current assets	$13,149,821
Equipment	2,539,195
Goodwill	3,373,397
Intangibles Total assets acquired	1,470,000
$20,532,413
Current liabilities	4,410,264
Total liabilities assumed	$4,410,264
Net assets acquired	$16,122,149

The recorded intangible and goodwill arising from the acquisition are expected to be tax deductible.

NOTE 12— PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes selected unaudited pro forma financial information for year ended December 31, 2006 as if Litton had been acquired as of January 1, 2006. The unaudited pro forma financial information includes adjustments for intercompany transactions.

Year Ended December 31, 2006
Pro forma sales	$125,600,000
Pro forma net income	$3,600,000
Pro forma earnings per share:	$0.56

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might ultimately be achieved from combining the operations.

NOTE 13—SUBSEQUENT EVENTS

In the fourth quarter of 2007, management of Simclar, Inc. decided to transfer customers and operations at Simclar North America (“SNAI”) to Simclar de Mexico. This transaction was the result of our on-going strategic review of our operations. As a result of the transaction, the company will realize losses to be recorded in fiscal year 2008 of approximately $700,000.