Form 10-Q
period 2008-03-31
SIMCLAR INC
filed 2008-05-15
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $.01 par value per share	6,465,345 shares

SIMCLAR, INC.

Form 10-Q

For the quarter ended March 31, 2008

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

1) Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

2) Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007 (unaudited)	5

3) Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007 (unaudited)	6

4) Notes to Consolidated Financial Statements as of March 31, 2008 (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 6. Exhibits	20

Signatures	20

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,563,887	$428,538
Accounts receivable, less allowances of $165,000
and $236,000 at March 31, 2008 and December 31, 2007 respectively	18,200,009	20,804,552
Amounts receivable from major stockholder, net	675,259	904,627
Inventories, less allowances for obsolescence of $2,305,000 at March 31,
2008 and $2,364,000 at December 31, 2007	20,648,979	21,664,442
Prepaid expenses and other current assets	673,409	654,509
Prepaid income taxes	16,224	107,091
Deferred income taxes	1,214,160	1,214,160
Total current assets	42,991,927	45,777,919

Property and equipment:
Land and improvements	547,511	547,512
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	15,493,762	15,342,401
Tools and dies	366,347	366,347
Leasehold improvements	1,964,881	1,957,170
Construction in progress	83,958	259,829
Total property and equipment	19,692,363	19,709,163
Less accumulated depreciation and amortization	10,199,454	9,922,589
Net property and equipment	9,492,909	9,786,574

Deferred expenses and other assets, net	286,681	366,265
Goodwill	9,410,704	9,410,704
Intangible assets, net	811,815	904,841
Total assets	$62,994,036	$66,246,303

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31,	December 31,
	2008	2007
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,380,346	$8,145,987
Accounts payable	19,641,483	21,447,560
Accrued expenses	1,928,862	1,907,472
Current portion of long-term debt	3,350,000	3,575,148
Total current liabilities	33,300,691	35,076,167

Long-term debt	8,300,000	9,600,000
Deferred trade accounts payable	108,637	349,257
Deferred income taxes	515,283	515,283
Other long term liabilities	400,000	400,000
Total liabilities	42,624,611	45,940,707

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and
outstanding 6,465,345 shares at March 31, 2008 and December 31, 2007	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	8,788,444	8,747,959
Accumulated other comprehensive income	70,241	46,897
Total stockholders' equity	20,369,425	20,305,596
	$62,994,036	$66,246,303

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

Sales	$29,922,815	$31,407,512
Cost of goods sold	27,216,025	27,581,733
Gross Margin	2,706,790	3,825,779

Selling, general and administrative expenses	2,393,452	2,378,026
Income from operations	313,338	1,447,753

Interest expense	335,797	496,121
Interest and other income	(81,560)	(16,002)

Income before income taxes	59,101	967,634

Income tax provision	18,616	328,995

Net income	$40,485	$638,639

Earnings per share:	$0.01	$0.10

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$40,485	$638,639
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	449,656	530,940
Loss on disposal of property & equipment	4,575	-
Changes relating to operating activities from:
Accounts receivable, net	2,604,542	1,590,311
Amounts receivable / (payable) to major stockholder, net	229,368	(2,780,442)
Inventories, net	1,015,462	(1,382,913)
Prepaid expenses and other current assets	(18,900)	(81,518)
Accounts payable	(1,806,077)	1,499,796
Accrued expenses	100,976	(196,471)
Income taxes refundable	90,867	149,477
Net cash provided from (used in) operating activities	2,710,954	(32,181)

Investing activities:
Additions to property and equipment	(74,040)	(396,237)
Proceeds from sale of property and equipment	6,500	525,000
Net cash (used in) provided by investing activities	(67,540)	128,763

Financing activities:
Borrowing on bank line of credit	1,845,826	5,021,682
Repayments on bank line of credit	(1,611,467)	(2,583,246)
Payments on long-term borrowings	(1,765,768)	(2,256,011)
Net cash (used in) provided by financing activities	(1,531,409)	182,425

Effect of exchange rate fluctuations on cash	23,344	(26,226)

Net change in cash and cash equivalents	1,135,349	252,781
Cash and cash equivalents at beginning of period	428,538	82,154
Cash and cash equivalents at end of period	$1,563,887	$334,935

Cash paid for interest expense	$304,471	$487,835

See notes to consolidated financial statements

NOTE 1 - Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Simclar, Inc. (“Simclar”) and its subsidiaries, including Simclar (Mexico), Inc. (“Simclar Mexico”), Simclar de Mexico, S.A. de C.V. (“Simclar de Mexico”), Simclar (North America), Inc. (“SNAI”), Simclar Interconnect Technologies, Inc. (“SIT”), and Techdyne (Europe) Limited (“Techdyne (Europe)”) collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 73.2% owned subsidiary of Simclar Group Limited (“Simclar Group”), a company incorporated in the United Kingdom.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and have not been audited by an independent registered public accounting firm. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

NOTE 2 - Recently Issued Accounting Pronouncements

In May 2008. the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles.  SFAS No. 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Statement 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The company has not evaluated the potential impact of this statement on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 changes disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. The company has not evaluated the potential impact of this statement on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which we will adopt on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. The company has not evaluated the potential impact of this statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The company did not choose the fair value measurement option permitted by SFAS No. 159 for any of its assets and liabilities. Therefore, adoption of SFAS No. 159 did not impact the company’s financial statement.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). As of January 1, 2008, the company adopted SFAS No. 157, however, the adoption of SFAS No. 157 did not impact the company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on future acquisitions.

NOTE 3 - Inventories

Inventories are comprised of the following:

	March 31,	December 31,
	2008	2007
Raw materials and supplies	18,602,671	$19,285,200
Work in process	2,544,468	2,841,656
Finished goods	1,806,845	1,902,052
Allowance for obsolescence	(2,305,005)	(2,364,466)
	$20,648,979	$21,664,442

NOTE 4 - Earnings per share

Following is a reconciliation of amounts used in the computations:
	Three Months Ended March 31,
	2008	2007

Net income - numerator basic computation	$40,485	$638,639

Weighted average shares - denominator basic computation	6,465,345	6,465,345

Earnings per share:	$0.01	$0.10

Net income for the three months ended March 31, 2008, includes costs of approximately $797,000 arising from the closure of the company’s North Carolina facility, comprising of costs for the facility clearance, the transfer of customer programs to Mexico and employee related costs.

NOTE 5 - Comprehensive Income

The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments. Below is a detail of comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Net Income	$40,485	$638,639
Foreign currency translation income / (loss)	23,344	(26,226)
Comprehensive income	$63,829	$612,413

NOTE 6 - Indebtedness

Effective January 26, 2007, we entered into amendments of the two working capital facilities with Bank of Scotland (“BoS”). The term of the $1 million working capital facility of SIT, originally entered into in December 2005, was extended to January 28, 2008. The Simclar, Inc. $5 million working capital facility, last amended in December 2005, was increased to $7.5 million, and its maturity date was extended to January 28, 2008. No other material changes were made to either facility by the amendments. Effective March 27, 2008, the facilities were further amended to extend the maturity dates of each to March 17, 2009. No other material changes were made to either facility by the 2008 amendments, except that the default interest rate under both facilities was increased from 1.5% to 2.0% and the interest rate under the $7.5 million facility was increased from 1.5% over LIBOR to 1.75% over LIBOR.

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate, Computronics International Corp. This agreement replaced a deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006, with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS credit facilities. The balance at March 31, 2008 was approximately $1,008,000 and is reflected as subordinated long-term debt on the face of the balance sheet, net of $675,000 reflected in current portion of long-term debt

NOTE 7 - Amounts Due to Major Stockholder and Other Related Party Transactions

The company’s parent, Simclar Group, provides certain financial and administrative services to the company under a service agreement. The amount of expenses incurred under the service agreement totaled $120,000 in the first 3 months of both 2008 and 2007.

SIT pays a monthly management fee to Simclar Interconnect Technologies Limited, a related party to Simclar Group, based on 2% of sales. The purpose of the fee is to support global research and development and sales and marketing management. The charges for the three months ended March 31, 2008 and March 31 2007 are approximately $264,000 and $269,000 respectively.

The company had a net receivable due from its parent, Simclar Group, certain of its subsidiaries and a related party at March 31, 2008 and December 31, 2007 of approximately $675,000 and $905,000 respectively. Amounts receivable accrue interest at the rate of LIBOR plus 1.5%.

In connection with the acquisition of the Litton backplane assembly business in February 2006, Simclar Group has provided a guarantee to BoS in respect of loans advanced to Simclar up to a maximum amount of $10,000,000; likewise, Simclar has guaranteed certain Simclar Group loans from BoS also up to a maximum amount of $10,000,000. In both cases this maximum amount reduces, subject to certain ratios of borrowing to EBITDA being achieved.

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

The company will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in other expense. At March 31, 2008, the company had no unrecognized tax benefits.

The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The company provided income tax expense of approximately $19,000 and $329,000 for the three months ended March 31, 2008 and 2007.

Net income tax receipts amounted to approximately $91,000 and $150,000 for the three months ended March 31, 2008 and 2007..

NOTE 9 - Commitments and Contingencies

The company leases several facilities which expire at various dates through 2010 with renewal options for periods of up to five years at the then fair market rental value. The company sponsors two 401(k) profit sharing plans covering substantially all of its employees, excluding Techdyne (Europe) and Simclar Mexico.

The company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the finalization of these matters will not have a material effect on the company's financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Simclar, Inc. has over the past years demonstrated strong annual revenue growth of existing products and customers as well as adding new products and customers. Our strategy remains to (1) leverage our relationship with Simclar Group to expand our reach globally, (2) depend upon our long-term relationships with major OEMs to increase our business with our existing customer base and to grow our customer base with other OEMs, and (3) seek strategic acquisitions and alliances.

We strive to build on our integrated manufacturing capabilities, final system assemblies and testing. The combination of our advanced backplane interconnect solutions with our capabilities to supply printed circuit board (“PCB”) assemblies, metal fabrication, cabling solutions and higher level assemblies provides a valuable one-stop-shop for OEM system design and integration needs. In addition, vertical integration provides us with greater control over quality, delivery and cost. Our products are manufactured to customer specifications for OEMs in a variety of markets including the data processing, telecommunications, instrumentation, and food preparation equipment industries. The company has five manufacturing plants and numerous sales offices and has approximately 820 employees.

Some of the key highlights to be discussed further through this discussion and analysis include:

•
2008 first quarter sales were approximately $29.9 million compared to approximately $31.4 million in the same period in 2007, reflecting, in the main, the postponement of a key customer’s new programs until later in the year.

•
Net income was approximately $41,000 for the three months ended March 31, 2008 compared to $639,000 in the same period in 2007, however the 2008 results includes costs of approximately $797,000 arising from the closure of our North Carolina plant.

•
Reported EPS for the quarter ended March 31, 2008 is $0.01, compared to $0.10 in the same period in 2007, however, this was after the inclusion of the above mentioned charges relating to the North Carolina plant closure.

•
Management has implemented a cost-reduction program across each location to mitigate the effect of lower sales and reduced margins, in order to improve profitability in future quarters, while retaining our competitive advantage.

•	Bank term loan repayments in the quarter were approximately $1.5 million, of which $750,000 were voluntary payments.

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

The industry segments we serve, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by our company could adversely affect our results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A prolonged worldwide recession in the electronics industry could have a material adverse effect on our business, financial condition and results of operations. During periods of recession in the electronics industry, our competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronic OEMs, who may become more price sensitive.

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

Sales - monthly sales are compared against budget and the same month in the previous year.

Gross margin - the gross margin achieved each month is compared against budget and the same month in the previous year.

Selling, general and administrative expenses - the ratio of these expenses as a percentage of sales each month is compared against budget.

Working capital - movements in the balance sheet amounts of inventory, accounts receivable and accounts payable are reviewed on a monthly basis.

Bank borrowings - movements in the company’s working capital facility with the bank are reviewed on a weekly basis.

Weekly business control reviews - conference calls are conducted weekly by the president, CFO, and corporate controller to review key performance metrics and general business update with the general managers and financial controllers for each facility.

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

Results of Operations - Three Months Ended March 31, 2008

Net Sales (dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Net Sales	$29,923	$31,408

Change from prior year	$(1,485)	$9,585
% change from prior year	-4.7%	43.9%

Despite forecasting growth within the first quarter, sales were approximately $1.5million behind the same period in 2007, mainly due to a key customer deferring new product introductions until later this year. The sales shortfall was particularly felt within the telecom infrastructure sector, which accounts for over 50% of the company’s revenue, and which has experienced the effects of the economic slow-down. Despite this, the order backlog grew during this period by approximately $1.7 million and forecasts indicate a stronger second quarter.

Gross Profit (dollars in thousands)
	Three Months Ended
	March 31,
	2008	2007

Gross profit margin	$2,707	$3,826

Change from prior year	$(1,119)	$1,035
% change from prior year	-29.2%	37.1%

% of sales	9.0%	12.2%

The main factors that influence our gross margin percentage are material costs, product mix and plant utilization, however, approximately $548,000 of the gross margin reduction in the first quarter of 2008 relates to the closure of the North Carolina plant. The reduction also reflects the effect of underutilization of fixed production costs caused by the sales shortfall. While margins are continually under pressure from customer cost reductions programs, the company actively seeks to mitigate the effect through production efficiency improvements and procurement savings.

Selling, General, and Administrative Expenses (dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Selling, general, and administrative expenses	$2,393	$2,378

Change from prior year	$15	$777
% change from prior year	0.6%	48.5%

% of sales	8.0%	7.6%

Selling, general, and administrative expenses were broadly in line with prior year levels, however, the decrease in sales caused the percentage of sales to increase slightly.

Interest Expense (dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Interest expense	$336	$496

Change from prior year	$(160)	$209
% change from prior year	-32.3%	72.8%

% of sales	1.1%	1.6%

The reduction in interest expense in 2008 reflects the fall in lending rates and the reduced level of debt compared to last year in line with the company’s strategy to make where possible, advance repayments in order to continually reduce the company’s bank’s borrowings. Average debt levels for the three month period ended March 31, 2008 and same period for 2007 were approximately $20.5 million and $25.7 million, respectively (including interest bearing debt owed to related parties), while average interest rates in the quarter ended March 31, 2008 were 5.7% compared to 7.8% for the quarter ended March 31, 2007.

Income Before Income Taxes
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Income before taxes	$59	$968

Change from prior year	$(909)	$76
% change from prior year	-93.9%	8.5%

% of sales	0.2%	3.1%

The decrease in income before tax in the first quarter of 2008 compared to the same period in 2007 is largely due to the closure costs of the North Carolina plant discussed above. These costs were approximately $797,000 and were slightly higher than previously forecast. Despite the closure being announced in the last quarter of 2007, current GAAP prevents, with certain exceptions, the provision of future associated closure costs, instead requiring that these are recognized in the period incurred. With the closure now complete however, management anticipates the company will benefit in the future from both improved profits and cash flow.

Income Tax Expense
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Income tax expense	$19	$329

Change from prior year	$(310)	$(58)
% change from prior year	-94.2%	-15.0%

Effective tax rate	32.2%	34.0%

Income tax expense for the three months ended March 31, 2008 was approximately $18,000. The lower effective tax rate reflects the lower tax rates borne by our Mexican operation.

Liquidity and Capital Resources

Cash and Cash Equivalents
(dollars in thousands)
	March 31, 2008	December 31, 2007

Cash and cash equivalents	$1,564	$429

Cash and cash equivalents are approximately $1,135,000 higher as of March 31, 2008 compared to December 31, 2007. This is mainly due to high customer receipts at the quarter-end, rather than a sustained level of surplus cash, since as previously discussed, any surplus funds are generally used to reduce bank borrowings. Excess liquid funds are, however, invested in short-term interest-bearing accounts at financial institutions.

Net Cash Provided from (Used In) Operating Activities
(dollars in thousands)

	March 31, 2008	March 31, 2007

Net cash provided from (used in) operating activities	$2,711	$(32)

Net cash provided from operating activities for the three months ended March 31, 2008 was approximately $2,711,000 compared to cash used in operating activities of approximately $32,000 for the same period last year. The main reason for this swing was the inclusion in 2007 of a repayment of approximately $2.8 million of indebtedness to Simclar Group.

Accounts Receivable
(dollars in thousands)

	March 31, 2008	December 31, 2007

Accounts receivable	$18,200	$20,805

Average days sales outstanding	54.7	54.9

Accounts receivable as of March 31, 2008 decreased by approximately $2.6 million compared to December 31, 2007 due to collections on the higher sales in the fourth quarter. The implementation of new collection procedures has resulted in improvements in the collection of overdue receivables.

Inventory
(dollars in thousands)
	March 31, 2008	December 31, 2007

Inventory	$20,649	$21,664

Average inventory turnover	5.3	5.6

Inventory as of March 31, 2008 decreased by approximately $1.0 million compared to December 31, 2007. Despite this reduction, lower sales in the quarter results in a reduction in average inventory turns which reflects the inclusion of approximately $0.5million of aged inventory due to the postponement of a customer project in the first quarter of 2008. The company continues to seek improvements in inventory turnover through smaller order quantities and vendor managed inventories, and is actively managing the liquidation of its excess inventory balances.

Net cash (used in) provided by investing activities
(dollars in thousands)

	Three Months Ended March 31,
	2008	2007

Net cash (used in) provided by investing activities	$(68)	$129

Investing activities for the three months ended March 31, 2008 related, in the main, to the installation in Mexico of equipment transferred from our closed facility in North Carolina, while investing activities in the first quarter of 2007, included sales of surplus production equipment.

Net cash (used in) provided by financing activities
(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Net cash (used in) provided by financing activities	$(1,531)	$182

Net cash used in financing activities in the three months ended March 31, 2008 was approximately $1,531,000 compared to cash provided from financing activities of approximately $182,000 in the same period of 2007. This fluctuation is caused by the 2007 amount including approximately $2.5 million of cash inflow from the increase in the company’s working capital line of credit with BoS.

Our near-term cash requirements are primarily related to funding our operations, investing in acquisitions, and servicing the company’s bank debt obligations.  We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facilities are sufficient to fund our operating, investing and financing activities.

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at March 31, 2008
Simclar, Inc.	Working capital	$7,500,000	$7,522,993
Simclar, Inc.	Term loan - four tranches (see detail of tranches below)	$21,650,000	$10,750,000
Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$857,352

Effective March 27, 2008, we entered into amendments of the two working capital facilities. The term of the $1 million working capital facility of SIT, originally entered into in December 2005, and amended in January 2007, was extended to March 17, 2009. The maturity date of the Simclar, Inc. $7.5 million working capital facility, last amended in January 2007, was extended to March 17, 2009. No other material changes were made to either facility by the amendments, except that the default interest rate under both facilities was increased from 1.5% to 2.0% and the interest rate under the $7.5 million facility was increased from 1.5% over LIBOR to 1.75% over LIBOR.

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.5% (increasing to 1.75% after March 2008), plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at March 31, 2008 was 4.9% based on the one month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility will is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.75% to 2.5%. The interest rate for this working capital facility at March 31, 2008 was 5.6%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage varies from 1.5% to 3.5%. The term debt interest rate was 4.2% for tranches A and B, 5.2% for tranche C, and 6.3% for tranche D at March 31, 2008 based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

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

The weighted average interest rate for the quarter ended March, 31 2008 was 5.4%.

Reference should be made to the company’s annual report on 10-K report for the year ended December 31, 2007 for details of the credit facilities, all of which continue to be effective.

Due to the results for the 3 months ended March 31, 2008 being significantly reduced by the closure costs of the North Carolina plant, the company did not satisfy the EBIT to total interest coverage covenant for that period. Given these particular circumstances, BoS has agreed to waive the interest coverage covenant as at March 31, 2008.

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

Critical Accounting Policies

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2007. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these accounting policies during the three months ended March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

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

Changes in Control Over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A has no material changes from the corresponding item reported in the Company’s Form 10-K for the fiscal year ended December 31, 2007 and has been omitted. Items 2, 3, 4 and 5 are not applicable and have been omitted.

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

SIMCLAR, INC.

Date: May 15, 2008	By	/s/ Barry J. Pardon
BARRY J. PARDON, President

Date: May 15, 2008	By	/s/ Stephen P. Donnelly
STEPHEN P. DONNELLY, Chief Financial Officer