Form 10-Q
period 2008-06-30
SIMCLAR INC
filed 2008-11-17
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, $.01 par value per share	6,465,345 shares

SIMCLAR, INC.

Form 10-Q

For the quarter ended June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$374,611	$428,538
Accounts receivable, less allowances of $175,000 and $236,000 at June 30, 2008 and December 31, 2007 respectively	14,273,283	20,804,552
Amounts receivable from major stockholder, net	1,967,698	904,627
Inventories, less allowances for obsolescence of $2,248,000 at June 30, 2008 and $2,364,000 at December 31, 2007	19,586,153	21,664,442
Prepaid expenses and other current assets	506,971	654,509
Income taxe receivable	1,821,583	107,091
Deferred income taxes	1,214,160	1,214,160
Total current assets	39,744,459	45,777,919

Property and equipment:
Land and improvements	547,512	547,512
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	16,092,935	15,342,401
Tools and dies	366,347	366,347
Leasehold improvements	1,730,726	1,957,170
Construction in progress	7,937	259,829
Total property and equipment	19,981,361	19,709,163
Less accumulated depreciation and amortization	11,440,585	9,922,589
Net property and equipment	8,540,776	9,786,574

Deferred expenses and other assets, net	261,897	366,265
Goodwill	9,410,704	9,410,704
Intangible assets, net	699,645	904,841
Total assets	$58,657,481	$66,246,303

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30,	December 31,
	2008	2007
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,431,856	$8,145,987
Accounts payable	15,914,466	21,447,560
Accrued expenses	2,573,772	1,907,472
Current portion of long-term debt	4,832,360	3,575,148
Total current liabilities	31,752,454	35,076,167

Long-term debt	7,500,000	9,600,000
Deferred trade accounts payable	723,919	349,257
Deferred income taxes	515,283	515,283
Other long term liabilities	400,000	400,000
Total liabilities	40,891,656	45,940,707

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,465,345 shares at June 30, 2008 and December 31, 2007	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	6,132,265	8,747,959
Accumulated other comprehensive income	122,820	46,897
Total stockholders' equity	17,765,825	20,305,596
	$58,657,481	$66,246,303

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$26,622,005	$37,118,798	$56,544,820	$68,526,310
Cost of goods sold	27,855,778	32,154,697	55,071,804	59,736,431
Gross Margin	(1,233,773)	4,964,101	1,473,016	8,789,879

Selling, general and administrative expenses	2,534,552	2,446,061	4,928,004	4,824,087
(Loss) / Income from operations	(3,768,325)	2,518,040	(3,454,988)	3,965,792

Interest expense	336,029	494,168	671,826	990,289
Interest and other income	(43,818)	(57,507)	(125,378)	(73,509)

(Loss) / Income before income taxes	(4,060,536)	2,081,379	(4,001,436)	3,049,012

Income tax (credit) / expense	(1,404,358)	709,033	(1,385,742)	1,038,028

Net (Loss) /income	$(2,656,178)	$1,372,346	$(2,615,694)	$2,010,984

(Loss) / Earnings per share:
Basic	$(0.41)	$0.21	$(0.40)	$0.31

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net (loss) / income	$(2,615,694)	$2,010,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	880,426	1,053,018
Loss / (gain) on disposal of property & equipment	751,223	(8,685)
Changes relating to operating activities from:
Accounts receivable, net	6,531,269	(654,592)
Amounts (payable) / receivable to major stockholder, net	(1,063,071)	111,696
Inventories, net	2,078,288	(518,936)
Prepaid expenses and other current assets	147,538	(1,272)
Accounts payable	(5,533,094)	2,647,646
Accrued expenses	770,669	732,494
Income taxes refundable	(1,714,492)	625,125
Net cash provided by operating activities	233,062	5,997,478

Investing activities:
Additions to property and equipment	(180,655)	(1,517,521)
Proceeds from sale of property and equipment	-	525,000
Net cash used in investing activities	(180,655)	(992,521)

Financing activities:
Borrowing on bank line of credit	3,127,031	6,346,375
Repayments on bank line of credit	(2,841,162)	(4,015,091)
Payments on note payable to major stockholder	-	(2,500,000)
Payments on long-term borrowings	(468,126)	(3,513,178)
Net cash used in financing activities	(182,257)	(3,681,894)

Effect of exchange rate fluctuations on cash	75,923	(4,934)

Net change in cash and cash equivalents	(53,927)	1,318,129
Cash and cash equivalents at beginning of period	428,538	82,154
Cash and cash equivalents at end of period	$374,611	$1,400,283

Supplemental disclosure of cash-flow information :
Cash paid for interest expense	$581,628	$648,308
Cash paid for taxes	$402,167	$300,250

See notes to consolidated financial statements

NOTE 1 - Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Simclar, Inc. ("Simclar") and its subsidiaries, including Simclar (Mexico), Inc. ("Simclar Mexico"), Simclar de Mexico, S.A. de C.V. (“Simclar de Mexico”), Simclar (North America), Inc. (“SNAI”), Simclar Interconnect Technologies, Inc. (“SIT”), and Techdyne (Europe) Limited ("Techdyne (Europe)") collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 73.2% owned subsidiary of Simclar Group Limited ("Simclar Group"), a company incorporated in the United Kingdom.

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

NOTE 2 - Recently Issued Accounting Pronouncements

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles.  SFAS No. 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Statement 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The company does not expect any significant impact from this statement on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 changes disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. The company does not expect any significant impact from this statement on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which we will adopt on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. The company does not expect any significant impact from this statement on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on future acquisitions.

NOTE 3 – Inventories

Inventories are comprised of the following:

	June 30,	December 31,
	2008	2007
Raw materials and supplies	17,767,249	$19,285,200
Work in process	2,444,140	2,841,656
Finished goods	1,622,893	1,902,052
Allowance for obsolescence	(2,248,129)	(2,364,466)
	$19,586,153	$21,664,442

NOTE 4 – Earnings per share

Following is a reconciliation of amounts used in the computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net (loss) / income - numerator basic computation	$(2,656,178)	$1,372,346	$(2,615,694)	$2,010,984

Weighted average shares - denominator basic computation	6,465,345	6,465,345	6,465,345	6,465,345

(Loss) / Earnings per share:
Basic	$(0.41)	$0.21	$(0.40)	$0.31

Net loss for the three months ended June 30, 2008, includes approximately $2.8 million pre-tax of exceptional and non-recurring costs arising from problems encountered in connection with the transfer of operations from the company’s North Carolina facilities to the facilities of Simclar de Mexico during the first half of 2008. These pre-tax exceptional and non-recurring charges include a loss on the disposal of plant and equipment of approximately $0.75 million following the decision to no longer service certain customers in the plastic molding business, write-off of inventory of approximately $1.2 million resulting from decisions to divest low-margin business and procurement errors in the quarter of approximately $0.85 million. These costs are recorded as a component of cost of goods sold.

NOTE 5 – Comprehensive Income

The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments. Below is a detail of comprehensive income for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net (loss) / income	$(2,656,178)	$1,372,346	$(2,615,694)	$2,010,984
Foreign currency translation income (loss), net of tax	52,579	21,292	75,943	(4,934)
Comprehensive (loss) / Income	$(2,603,599)	$1,393,638	$(2,539,751)	$2,006,050

NOTE 6 – Indebtedness

Effective January 26, 2007, the company entered into amendments of the two working capital facilities with Bank of Scotland (“BoS”). The term of the $1 million working capital facility of SIT, originally entered into in December 2005, was extended to January 28, 2008. The Simclar, Inc. $5 million working capital facility, last amended in December 2005, was increased to $7.5 million, and its maturity date was extended to January 28, 2008. No other material changes were made to either facility by the amendments. Effective March 27, 2008, the facilities were further amended to extend the maturity dates of each to March 17, 2009. No other material changes were made to either facility by the 2008 amendments, except that the default interest rate under both facilities was increased from 1.5% to 2.0% and the interest rate under the $7.5 million facility was increased from 1.5% over LIBOR to 1.75% over LIBOR. The company was in breach of various financial covenants at the end of the second quarter (EBIT to total interest coverage ratio, trade accounts receivable to net borrowing ratio, and net borrowing to EBITDA ratio), which breaches have since been waived by BoS. Following discussions with BoS and in recognition of the high level of previous advanced term loan repayments made by the company, it was agreed to reschedule the June 2008 repayment of $0.5 million to December 31, 2008, or such later date as agreed before December 31, 2008 between the company and BoS.

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate, Computronics International Corp. This agreement replaced a deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006, with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS credit facilities. The balance at June 30, 2008 was approximately $790,000 and is reflected on the face of the balance sheet as current portion of long-term debt. The company is in advance discussion with Winsson with regard to the deferral of the repayment of $225,000 due on August 14, 2008 and the implementation of a payment holiday until February 2009 when scheduled repayments would re-commence, and, as a result of which, the final payment date would be November 14, 2009.

On June 5, 2008, Simclar entered into an agreement with Litton Systems Inc. effecting a deferred trade payables arrangement. The agreement is a non-cash refinance of approximately $3,067,293 of trade accounts payable to long-term debt to be repaid within a fifteen month period with an interest rate of 5% per annum. The agreement calls for quarterly payments of principal and interest of $1,052,573 commencing June 30, 2008 and ending December, 30 2008. The initial quarter payment was made in June 30, 2008, with the outstanding balance of $2,066,162 being reflected as long-term debt on the face of the balance sheet.

NOTE 7 – Amounts Due to Major Stockholder and Other Related Party Transactions

The company’s parent, Simclar Group, provides certain financial and administrative services to the company under a service agreement. The amount of expenses incurred under the service agreement totaled $150,000 and $270,000 respectively for the three and six months ending June, 30 2008.

SIT pays a monthly management fee to Simclar Interconnect Technologies Limited, a related party to Simclar Group, based on 2% of sales. The purpose of the fee is to support global research and development and sales and marketing management. The charges for the three and six months ended June 30, 2008 are approximately $264,000 and $514,000 respectively.

The company had a net receivable due from its parent, Simclar Group, certain of its subsidiaries and a related party at June 30, 2008 and December 31, 2007 of approximately $1,968,000 and $905,000 respectively. Amounts receivable accrue interest at the rate of LIBOR plus 1.5%

In connection with the acquisition of the Litton backplane assembly business in February 2006, Simclar Group has provided a guarantee to BoS in respect of loans advanced to Simclar up to a maximum amount of $10,000,000; likewise, Simclar has guaranteed certain Simclar Group loans from BoS also up to a maximum amount of $10,000,000. In both cases this maximum amount reduces, subject to certain ratios of borrowing to EBITDA being achieved.

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

The company is subject to income taxes in the U.S. federal jurisdiction, as well as various other jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The company will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in other expense. At June 30, 2008, the company had no unrecognized tax benefits.

The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net income tax payments amounted to approximately $350,000, and $402,167 respectively for the three months and six months ended June 30, 2008 and $100,000 and $300,000 for the comparable 2007 period.

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

Overview

Simclar, Inc. has over the past years demonstrated strong revenue growth of existing products and customers as well as adding new products and customers. Our strategy remains to (1) leverage our relationship with Simclar Group to expand our reach globally, (2) depend upon our long-term relationships with major OEMs to increase our business with our existing customer base and to grow our customer base with other OEMs, and (3) seek strategic acquisitions and alliances.

We strive to build on our integrated manufacturing capabilities, final system assemblies and testing. The combination of our advanced backplane interconnect solutions with our capabilities to supply printed circuit board (“PCB”) assemblies, metal fabrication, cabling solutions and higher level assemblies provides a valuable one-stop-shop for OEM system design and integration needs. In addition, vertical integration provides us with greater control over quality, delivery and cost. Our products are manufactured to customer specifications for OEMs in a variety of markets including the data processing, telecommunications, instrumentation, and food preparation equipment industries. Following the closure of our North Carolina facility in the first quarter of 2008, the company has four manufacturing plants and numerous sales offices and has approximately 740 employees.

The company has previously reported its strategic plan to transfer its North Carolina facility’s sheet metal fabrication business to its Simclar de Mexico facility. This transfer was largely completed by the end of the first quarter of the current year, with senior management from both North Carolina and Mexico project-managing the transition. Problems subsequently came to light beginning late in the second quarter which highlighted significant issues arising as a result of the transfer, along with significant deficiencies within the Mexican facility’s recently implemented ERP system. Given the significance of these matters and the fact that the internal review which had been commenced as a result of these issues was ongoing, management concluded in early August that the company was not in a position at that time to file its Form 10-Q for the second quarter of 2008, and that the filing should be delayed until completion of the internal review.

The internal review has now been completed and comprised a detailed review of the issues and deficiencies that had been highlighted along with a strategic review of the company’s Mexican operations. The key findings were as follows :

▪	Major procurement errors arose with a number of material components being purchased at significantly higher costs compared to both historic and budgeted costs.

▪
Early in the internal review it was clear that the transferred business with its low margins, low volumes and high variations was ill-suited to the Mexican facility, and therefore steps have been taken to exit the transferred business.

▪
The significant capital cost of transferring the plastic injection molding business from North Carolina allied to the low margins arising from this business did not align itself with the company’s strategy for its Mexican operations, and accordingly management decided to suspend this transfer and to exit this area of business.

Having identified the problems, the company has been aggressive in implementing corrective actions and has undertaken a fundamental restructuring of the Mexican management team, and with all senior members of management associated with the deficiencies in the transfer plan having been dismissed, the company is currently in the process of finalizing the completion of a new Mexican management team.

Some of the key highlights of the second quarter to be discussed further through this discussion and analysis include:

•
2008 second quarter sales were approximately $26.6 million compared to approximately $37.1 million in the same period in 2007, reflecting significantly reduced sales to our customers within the telecommunication sector, together with the impact of the operational problems within our Mexico facilities as discussed above.

•
The company recognized a net loss of approximately $2,656,000 for the three months ended June 30, 2008 compared to a profit of approximately $1,372,000 in the same period in 2007. This loss, while in part caused by the reduction in sales, includes exceptional and non-recurring charges of approximately $2.4 million arising from the fundamental restructuring of the Mexican facility, and inventory impairment of approximately $0.4 million at the company’s other manufacturing locations resulting from decisions to exit low-margin business.

•
The exceptional and non-recurring charges incurred in Mexico include plant and equipment write-downs of approximately $0.8 million, inventory write-offs of approximately $0.9 million resulting from decisions to exit specific customers and business sectors, and exceptional costs of approximately $0.7 million arising from deficiencies in the execution of the transfer plan and procurement errors.

•
Reported (loss) / earnings per share for the quarter ended June 30, 2008 is ($0.41), after the inclusion of the exceptional and non-recuuring costs described above, compared to $0.21 in the same period in 2007.

•	Management has implemented cost-reduction programs across each of the company’s locations to mitigate the effect of lower sales and reduced margins.

•
Deferred shipments with certain of our key customers led to a higher than expected inventory balance, with inventory turns falling to 4.9 at the end of the quarter from 5.3 at the end of the previous quarter. The reduction in inventory levels is now a key strategic imperative, and has led to the appointment of a Procurement Director to oversee and manage the company’s procurement and material control activities.

•
Given the losses that have arisen in the quarter and the high level of inventory, it has now been recognized that the voluntary bank term loan repayments which have been made by the company in previous quarters ($3.5 million since the beginning of 2007), were overly aggressive, and have placed undue pressure on the company’s operating cash flow. Management has addressed this problem with its bankers and has been successful in rescheduling the current term loan repayments to later periods.

•
The company has moved quickly to address the issues caused by the failure to properly effect the transfer of the North Carolina operations to Mexico, including a significant restructuring of its senior management resources. The company currently has an order backlog of approximately $30 million and is now committed to taking whatever further steps are necessary in the coming months to return the business to profitability.

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

Weekly business control reviews– conference calls are conducted weekly by the president, CFO, and corporate controller to review key performance metrics and general business update with the general managers and financial controllers for each facility.

In the event that any of the above measures indicate unusual movements or trends, further review is undertaken by management to ensure that satisfactory explanations are obtained, and, where necessary, appropriate corrective action is taken.

Results of Operations

Three months and six months ended June 30, 2008

Net Sales (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Sales	$26,622	$37,119	$56,545	$68,526

Change from prior year	$(10,497)	$6,720	$(11,981)	$16,304
% change from prior year	-28.3%	22.1%	-17.5%	31.2%

Despite our customers forecasting a stronger second quarter, shipments significantly failed to meet expectations with a number of customers deferring orders and also delaying the introduction of new programs which the company had previously been awarded. The worsening economic environment has been particularly felt within the telecommunications infrastructure sector which accounts for some 60% of the company’s business, and accounted for approximately $8 million of the sales decrease in the quarter compared to the same quarter in 2007. In addition, the production problems experienced in our Mexican facility had an adverse impact on the quarter’s shipments.

Gross Profit (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross profit margin	$(1,234)	$4,964	$1,473	$8,790

Change from prior year	$(6,198)	$1,190	$(7,317)	$2,225
% change from prior year	-124.9%	31.5%	-83.2%	33.9%

% of sales	-4.6%	13.4%	2.6%	12.8%

The main factors that influence our gross margin percentage are material costs, product mix and plant utilization. However, approximately $2.8 million of the gross margin reduction in the second quarter of 2008 compared to the same period in 2007 relates to exceptional and non-recurring charges, recorded as cost of goods sold, resulting from the Mexico transfer and the asset write-offs arising from the strategic review. Notwithstanding these non-recurring exceptional costs, the reduced margin heavily reflects the effect of underutilization of fixed production costs caused by the significant shortfall in this quarter’s sales. While margins are continually under pressure from customer cost reduction programs, the company actively seeks to mitigate the effect through production efficiency improvements and procurement savings.

Selling, General, and Administrative Expenses (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Selling, general, and administrative expenses	$2,535	$2,446	$4,928	$4,824

Change from prior year	$89	$328	$104	$1,106
% change from prior year	3.6%	15.5%	2.2%	29.7%

% of sales	9.5%	6.6%	8.7%	7.0%

Selling, general, and administrative expenses were broadly in line with prior year levels, however, the decrease in sales caused the percentage of sales to significantly increase and actions were taken during the second quarter to reduce these costs.

Interest Expense (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest expense	$336	$494	$672	$990

Change from prior year	$(158)	$18	$(318)	$227
% change from prior year	-32.0%	3.8%	-32.1%	29.8%

% of sales	1.3%	1.3%	1.2%	1.4%

The reduction in interest expense in 2008 reflects the fall in lending rates and the reduced level of debt compared to last year in line with the company’s strategy of making, whenever possible, advance repayments in order to continually reduce the company’s bank borrowings. Average debt levels for the three month period ended June 30, 2008 and same period for 2007 were approximately $20.5 million and $25.8 million respectively (including interest bearing debt owed to related parties), while average interest rates in the quarter ended June 30, 2008 were 5.2% compared to 7.8% for the quarter ended June 30, 2007.

(Loss) / Income Before Income Taxes
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

(Loss) / Income before taxes	$(4,061)	$2,081	$(4,001)	$3,049

Change from prior year	$(6,142)	$797	$(7,050)	$872
% change from prior year	-295.1%	62.1%	-231.2%	40.1%

% of sales	-15.3%	5.6%	-7.1%	4.4%

The decrease in income before tax in the second quarter of 2008 compared to the same period in 2007 is largely due to the non-recurring exceptional costs in relation to the problems in Mexico and asset impairments which contributed approximately $2.8 million of charges to the quarter. Not withstanding these non-recurring exceptional charges, the company margins declined reflecting the significant decline in sales in the quarter, and the resultant under-utilization of production capacity.

Income Tax (Credit) / Expense
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income tax (credit) / expense	$(1,404)	$709	$(1,386)	$1,038

Change from prior year	$(2,113)	$215	$(2,424)	$158
% change from prior year	-298.0%	43.5%	-233.5%	18.0%

Effective tax rate	34.6%	34.1%	34.6%	34.1%

Income tax credit for the three months ended June 30, 2008 was approximately $1,404,000, compared to approximately $709,000 in the same period in 2007. The higher effective tax rate reflects the rebates achieved from state tax.

Liquidity and Capital Resources

Cash and Cash Equivalents
(dollars in thousands)

	June 30, 2008	December 31, 2007

Cash and cash equivalents	$375	$429

Cash and cash equivalents as of June 30, 2008 are broadly in line with balances at December 31, 2007, with cash generated being used to repay debt balances and operating costs. Excess liquid funds are invested in short-term, interest-bearing accounts at financial institutions.

Net Cash Provided from Operating Activities
(dollars in thousands)

	Six Months Ended June 30,
	2008	2007

Net cash provided from operating activities	$233	$5,997

Net cash provided from operating activities for the six months ended June 30, 2008 was approximately $233,000 compared to approximately $5,997,000 for the same period last year. The main reasons for this swing are the net operating loss (adjusted for depreciation & disposal) of approximately $1.0 million in the period compared to net income (adjusted for depreciation & disposals) of approximately $3.1 million in the same period in 2007, and the failure of the company to reduce working capital in line with the reduced levels of sales in the period.

Accounts Receivable
(dollars in thousands)

	June 30, 2008	December 31, 2007

Accounts receivable, net	$14,273	$20,805

Average days sales outstanding	45.4	54.9

Accounts receivable as of June 30, 2008 decreased by approximately $6.5 million compared to December 31, 2007 due to the lower level of sales activities in the second quarter of 2008 as compared to the higher sales in the fourth quarter of 2007. In the current year, the company has introduced new collection procedures and this continues to improve collection of overdue receivables as evidenced in the reduction in the average days outstanding.

Inventory
(dollars in thousands)

	June 30, 2008	December 31, 2007

Inventory	$19,586	$21,664

Average inventory turnover	4.9	5.6

Although inventory as of June 30, 2008 decreased by approximately $2.1 million compared to December 31, 2007, average inventory turns in the same period declined to 4.9 from 5.6. This reduction in average turns reflects the significant levels of inventory held for key customers that have failed to take shipments in line with forecast demand. This unacceptable increase in the company’s working capital requirement is being addressed as a matter of urgency with our customers and our material suppliers, as appropriate. The company has appointed a Procurement Director to oversee and manage its procurement and material control initiatives, with an immediate objective of improving inventory turnover through smaller order quantities, vendor managed inventories, and the active liquidation of excess inventory balances.

Net cash used in investing activities
(dollars in thousands)

	Six Months Ended June 30,
	2008	2007

Net cash used in investing activities	$181	$993

Investing activities for the nine months ended June 30, 2008 related primarily to the installation in Mexico of equipment transferred from our closed facility in North Carolina, while investing activities in the comparable period of 2007, included leasehold improvements related to the move of our Missouri facility from Springfield to Ozark.

Net cash used in financing activities
(dollars in thousands)

	Six Months Ended June 30,
	2008	2007

Net cash used in financing activities	$182	$3,682

Net cash used in financing activities in the three months ended June 31, 2008 was approximately $182,000 compared to approximately $3,682,000 in the same period of 2007. This large fluctuation is caused by the 2007 repayment of a $2.5 million balance to our major stockholder in addition to advance bank repayments of $1.5 million.

Our near-term cash requirements are primarily related to funding our operations, and servicing the company’s bank debt obligations.  We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facilities are sufficient to fund our operating, investing and financing activities.

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland (BoS) in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at June 30,2008

Simclar, Inc.	Working capital	$7,500,000	$7,490,339

Simclar, Inc.	Term loan – four tranches (see detail of tranches below)	$21,650,000	$10,200,000

Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$941,414

Effective March 27, 2008, we entered into amendments of the two working capital facilities. The term of the $1 million working capital facility of SIT, originally entered into in December 2005, and amended in January 2007, was extended to March 17, 2009. The maturity date of the Simclar, Inc. $7.5 million working capital facility, last amended in January 2007, was extended to March 17, 2009. No other material changes were made to either facility by the amendments, except that the default interest rate under both facilities was increased from 1.5% to 2.0% and the interest rate under the $7.5 million facility was 1.75% over LIBOR.

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.75%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at June 30, 2008 was 4.9% based on the one month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.75% to 2.5%. The interest rate for this working capital facility at June 30, 2008 was 5.6%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage varies from 1.5% to 3.5%. The term debt interest rate was 4.2% for tranches A and B, 5.6% for tranche C, and 6.6% for tranche D at June 30, 2008 based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

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
Thirteen quarterly payments of $500,000 beginning December 2006 through December 2009, four quarterly payments of $250,000 from March 2010 through December 2010, four quarterly payments of $750,000 from March 2011 through December 2011 and four quarterly payments of $625,000 from March 2012 through December 2012

Following discussions with BoS and in recognition of the high level of previous advanced term loan repayments made by the company, it was agreed to reschedule the June 2008 repayment of $500,000 to a later period

D	$3,000,000	Acquisition of certain assets of the Litton Interconnect Technologies assembly operations	Single payment due December 31, 2010

The weighted average interest rate for the quarter ended June, 30 2008 was 5.3%.

Reference should be made to the company’s annual report on 10-K report for the year ended December 31, 2007 for details of the credit facilities, all of which continue to be effective.

Due to the results for the 3 months ended June 30, 2008 being significantly reduced by the exceptional Mexico charges, the company did not satisfy certain financial covenants of its debt facilities for that period (EBIT to total interest coverage ratio, trade accounts receivable to net borrowing ratio, and net borrowing to EBITDA ratio), which breaches have since been waived by BoS. Given these particular circumstances, BoS has agreed to waive the facility covenants as at June 30, 2008. Further, following discussions with BoS and in recognition of the high level of previous advanced term loan repayments made by the company, it was agreed to reschedule the term loan repayments of $500,000 due on June 30, 2008 and September 30, 2008 to December 31, 2008, or such later date as agreed before December 31, 2008 between the company and BoS.

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

Critical Accounting Policies

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2007. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these accounting policies during the three and six months ended June 30, 2008. Further, the company may be subject to the recently issued accounting pronouncements outlined in Note 2, to the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and (ii) the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

As noted earlier in this report (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview), beginning late in the second quarter of 2008 management became aware of problems associated with the transfer of the company’s sheet metal fabrication business from North Carolina to its Mexican facility, along with significant deficiencies within the Mexican facility’s recently implemented ERP system. Given the significance of these matters and the fact that the internal review which had been commenced as a result of these issues was ongoing, management concluded in early August that the company was not in a position at that time to file its Form 10-Q for the second quarter of 2008, and that the filing should be delayed until completion of the internal review.

The internal review has now been completed and comprised a detailed review of the issues and deficiencies that had been highlighted along with a strategic review of the company’s Mexican operations. The key findings were as follows:

•	Major procurement errors arose with a number of material components being purchased at significantly higher costs compared to both historic and budgeted costs.

•
Early in the internal review it was clear that the transferred business with its low margins, low volumes and high variations was ill-suited to the Mexican facility, and therefore steps have been taken in this quarter to exit the transferred business.

•
The significant capital cost of transferring the plastic injection molding business from North Carolina allied to the low margins arising from this business did not align itself with the company’s strategy for its Mexican operations, and accordingly management decided to suspend this transfer and to exit this area of business.

Based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance of achieving those objectives, due to a material weakness in internal control over financial reporting disclosed by the events described above and the resulting inability to timely file our report on Form 10-Q for the second quarter of 2008.

Rule 12b-2 under the Exchange Act defines “material weakness” as a deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The rule defines a “significant deficiency” as a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

The control deficiencies identified by our management that existed at June 30, 2008, which in combination, resulted in a material weakness, were (a) failure to establish effective system access controls as part of the new ERP system implementation (b) failure to establish effective system controls over standard costing as part of the new ERP system implementation (c) failure of key control processes that allowed material errors to occur and go undetected on a timely basis, and (d) the failure of key management to identify the errors on a timely basis and take appropriate corrective actions. The control deficiencies were determined to be a material weakness due to the combined impact of the actual misstatements identified, the potential for additional material misstatements that could have occurred as a result of the deficiencies, and the lack of other mitigating controls. Whilst the misstatements were still ultimately identified by the reporting controls, the company was required to perform a significant internal review to fully identify the weaknesses, resulting in the inability to timely file our report on Form 10-Q for the second quarter of 2008.

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

Changes in Control Over Internal Controls

During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the subsequently discovered material weakness described above, the company subsequently took steps to remediate the weakness. These remediation efforts include:

•	Replacement of key management that had failed in their responsibility to identify control weaknesses and take corrective action.

•	Correction of system access controls on new ERP system to ensure that all users have restricted access in line with internal control matrix.

•	Correction of the standard cost system within the new ERP system and training of employees responsible for its maintenance.

•	Re-engineer and strengthen the processes and controls throughout the procurement function.

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

Item 1A. Risk Factors

The following additional risk factor is added to the risk factors previously disclosed in Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2007:

We have risks related to the recent economic and credit conditions.

The Company's operating cash flows provide funding for debt repayment and various discretionary items such as capital expenditures. Recent uncertainty in global economic conditions resulting from disruption in the credit markets has negatively impacted the overall economy which could adversely impact demand for our products and our ability to manage commercial relationships with our customers, suppliers and creditors.

Items 2, 3, and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

Simclar, Inc. held its annual meeting of shareholders on June 9, 2008 for the purpose of electing seven directors. The nominees were: Samuel J. Russell, Barry J. Pardon, John Ian Durie, Christina M.J. Russell, A. Graeme Manson, Kenneth M. Mackay, M.D., and William J. Sim Each nominee was elected by total of 4,782,653 shares voted for and no votes withheld.

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

SIMCLAR, INC.

Date: November 17, 2008	By:	/s/ Barry J. Pardon
BARRY J. PARDON, President

Date: November 17, 2008	By:	/s/ Stephen P. Donnelly
STEPHEN P DONNELLY, Chief Financial Officer