Form 10-Q
period 2008-09-30
SIMCLAR INC
filed 2008-11-17
CIK 764039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, $.01 par value per share	6,465,345 shares

SIMCLAR, INC.

Form 10-Q

For the quarter ended September 30, 2008

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

1) Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

2) Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and September 30, 2007 (unaudited)	5

3) Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007 (unaudited) .	6

4) Notes to Consolidated Financial Statements as of September 30, 2008 (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 6. Exhibits	23

Signatures	23

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$578,703	$428,538
Accounts receivable, less allowances of $175,000and $236,000 at September 30, 2008 and December 31, 2007, respectively	11,961,271	20,804,552
Amounts receivable from major stockholder, net	1,915,100	904,627
Inventories, less allowances for obsolescence of $2,271,000 at September 30,2008 and $2,364,000 at December 31, 2007	18,992,207	21,664,442
Prepaid expenses and other current assets	717,111	654,509
Income taxes receivable	2,222,554	107,091
Deferred income taxes	1,214,160	1,214,160
Total current assets	37,601,106	45,777,919

Property and equipment:
Land and improvements	547,512	547,512
Buildings and building improvements	1,235,904	1,235,904
Machinery, computer and office equipment	15,950,920	15,342,401
Tools and dies	366,347	366,347
Leasehold improvements	1,722,965	1,957,170
Construction in progress	14,748	259,829
Total property and equipment	19,838,396	19,709,163
Less accumulated depreciation and amortization	11,794,936	9,922,589
Net property and equipment	8,043,460	9,786,574

Deferred expenses and other assets, net	237,113	366,265
Goodwill	9,410,704	9,410,704
Intangible assets, net	606,618	904,841
Total assets	$55,899,001	$66,246,303

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30,	December 31,
	2008	2007
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,634,235	$8,145,987
Accounts payable	14,236,137	21,447,560
Accrued expenses	2,102,809	1,907,472
Current portion of long-term debt	5,923,994	3,575,148
Total current liabilities	30,897,175	35,076,167

Long-term debt	6,950,000	9,600,000
Deferred trade accounts payable	139,209	349,257
Deferred income taxes	515,283	515,283
Other long term liabilities	400,000	400,000
Total liabilities	38,901,667	45,940,707

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 6,465,345 shares at September 30, 2008 and December 31, 2007	64,653	64,653
Capital in excess of par value	11,446,087	11,446,087
Retained earnings	5,421,164	8,747,959
Accumulated other comprehensive income	65,430	46,897
Total stockholders' equity	16,997,334	20,305,596
	$55,899,001	$66,246,303

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$20,412,389	$33,149,660	$76,957,209	$101,675,970
Cost of goods sold	19,339,469	29,925,729	$74,411,273	89,662,160
Gross Margin	1,072,920	3,223,931	2,545,936	12,013,810

Selling, general and administrative expenses	1,956,254	2,232,486	$6,884,258	7,056,573
(Loss) / Income from operations	(883,334)	991,445	(4,338,322)	4,957,237

Interest expense	297,439	404,264	$969,265	1,394,553
Interest and other income	(82,194)	(39,387)	$(207,572)	(112,896)

(Loss) / Income before income taxes	(1,098,579)	626,568	(5,100,015)	3,675,580

Income tax (credit) / expense	(387,478)	211,238	$(1,773,220)	1,249,266

Net (Loss) /income	$(711,101)	$415,330	$(3,326,795)	$2,426,314

(Loss) / Earnings per share:
Basic	$(0.11)	$0.06	$(0.51)	$0.38

See notes to consolidated financial statements

SIMCLAR, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net (loss) / income	$(3,326,795)	$2,426,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	$1,327,803	1,582,068
Loss on disposal of property & equipment	$751,223	(8,685)
Changes relating to operating activities from:
Accounts receivable, net	$8,843,281	497,177
Amounts receivable / (payable) to major stockholder, net	$(1,010,473)	226,920
Inventories, net	$2,672,234	(4,913,437)
Prepaid expenses and other current assets	$(62,602)	133,257
Accounts payable	$(7,211,423)	7,431,993
Accrued expenses	$324,490	(219,904)
Income taxes refundable	$(2,115,463)	842,799
Net cash provided from operating activities	192,275	7,998,502

Investing activities:
Additions to property and equipment	$(201,102)	(1,943,101)
Proceeds from sale of property and equipment	$163,413	526,134
Net cash used in investing activities	(37,689)	(1,416,967)

Financing activities:
Borrowing on bank line of credit	$3,444,366	8,669,543
Repayments on bank line of credit	$(2,956,118)	(6,413,775)
Payments on note payable to major stockholder	$-	(2,500,000)
Payments on long-term borrowings	$(511,202)	(5,526,226)
Net cash used in financing activities	(22,954)	(5,770,458)

Effect of exchange rate fluctuations on cash	$18,533	10,410

Net change in cash and cash equivalents	150,165	821,487
Cash and cash equivalents at beginning of period	$428,538	82,154
Cash and cash equivalents at end of period	$578,703	$903,641

Supplemental disclosure of cash flow information :
Cash paid for interest expense	$830,479	$1,450,806
Cash paid for taxes	$402,167	$300,250

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

NOTE 3 – Inventories

Inventories are comprised of the following:

	September 30,	December 31,
	2008	2007
Raw materials and supplies	16,912,842	$19,285,200
Work in process	2,555,708	2,841,656
Finished goods	1,794,718	1,902,052
Allowance for obsolescence	(2,271,061)	(2,364,466)
	$18,992,207	$21,664,442

NOTE 4 – Earnings per share

Following is a reconciliation of amounts used in the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net (loss) / income - numerator basic computation	$(711,101)	$415,330	$(3,326,795)	$2,426,314

Weighted average shares - denominator basic computation	6,465,345	6,465,345	6,465,345	6,465,345

(Loss) / Earnings per share:
Basic	$(0.11)	$0.06	$(0.51)	$0.38

The net loss for the three months ended September 30, 2008 includes pre-tax operating losses of approximately $1.1 million from the company’s Mexico facility due to the disruption to production as a result of corrective actions arising from failures highlighted in the second quarter in the transfer of operations from the company’s North Carolina facility and weaknesses within the newly implemented ERP system. The net loss for the nine months ended September 30, 2008 also includes second quarter’s pre-tax exceptional and non-recurring charges of approximately $2.8 million, including asset write-offs as a result of the problems in the company’s Mexico facility as described above. These pre-tax exceptional charges include a loss on the disposal of plant and equipment of approximately $0.75 million following the decision to no longer service certain customers in the plastic molding business, write-off of inventory of approximately $1.2 million resulting from decisions to exit low-margin business and procurement errors of approximately $0.85 million. These costs are recorded as a component of cost of goods sold.

NOTE 5 – Comprehensive Income

The company follows SFAS No. 130, "Reporting Comprehensive Income," which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments. Below is a detail of comprehensive income for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net (loss) / income	$(711,101)	$415,330	$(3,326,795)	$2,426,314
Foreign currency translation income (loss), net of tax	(57,391)	(15,343)	18,552	10,410
Comprehensive (loss) / Income	$(768,492)	$399,987	$(3,308,243)	$2,436,724

NOTE 6 – Indebtedness

Effective January 26, 2007, the company entered into amendments of the two working capital facilities with Bank of Scotland (“BoS”). The term of the $1 million working capital facility of SIT, originally entered into in December 2005, was extended to January 28, 2008. The Simclar, Inc. $5 million working capital facility, last amended in December 2005, was increased to $7.5 million, and its maturity date was extended to January 28, 2008. No other material changes were made to either facility by the amendments. Effective March 27, 2008, the facilities were further amended to extend the maturity dates of each to March 17, 2009. No other material changes were made to either facility by the 2008 amendments, except that the default interest rate under both facilities was increased from 1.5% to 2.0% and the interest rate under the $7.5 million facility was increased from 1.5% over LIBOR to 1.75% over LIBOR. The company was in breach of various financial covenants at the end of the second and third quarters (EBIT to total interest coverage ratio, trade accounts receivable to net borrowing ratio, and net borrowing to EBITDA ratio), which breaches have since been waived by BoS. Given the adverse impact on the company’s financial position as a result of the significant losses arising in its Mexico facility in the current year, and in recognition of the high level of voluntary bank term loan repayments in previous financial periods, BoS agreed to reschedule the term loan repayments of $500,000 due on each of June 30, 2008 and September 30, 2008 to December 31, 2008, or such later date as agreed before December 31, 2008 between the company and BoS.

On August 17, 2006, Simclar (Mexico) and Simclar entered into an agreement with Winsson Enterprises Co., Ltd. (“Winsson”) and its affiliate, Computronics International Corp. This agreement replaced a deferred trade payables agreement that expired on July 14, 2006. The agreement is a non-cash refinance of approximately $2,495,000 of trade accounts payable to long-term debt to be repaid within a three year period with an interest rate of 3% per annum. The agreement calls for quarterly payments of principal and interest of $225,000 commencing August 15, 2006, with a final payment of approximately $123,400 payable on May 15, 2009. The debt is subordinated to the BoS credit facilities. The balance at September 30, 2008 was approximately $796,000 and is reflected as long-term debt on the face of the balance sheet, net of $675,000 reflected in current portion of long-term debt. The company is in advance discussion with Winsson with regard to the deferal of the repayment of $225,000 due on August 14, 2008 and the implementation of a payment holiday until February 2009 when scheduled repayments would re-commence, and, as a result of which, the final payment date would be November 14, 2009.

On June 5, 2008, Simclar entered into an agreement with Litton Systems Inc. effecting a deferred trade payables arrangement. The agreement is a non-cash refinance of approximately $3,067,293 of trade accounts payable to long-term debt to be repaid within a fifteen month period with an interest rate of 5% per annum. The agreement calls for quarterly payments of principal and interest of $1,052,573 commencing June 30, 2008 and ending December, 30 2008. Although the initial quarter payment was made in June 30, 2008, the company is in discussions as to the rescheduling of the outstanding balance of $2,083,416 which is reflected as long-term debt on the face of the balance sheet.

NOTE 7 – Amounts Due to Major Stockholder and Other Related Party Transactions

The company’s parent, Simclar Group, provides certain financial and administrative services to the company under a service agreement. The amount of expenses incurred under the service agreement totaled $150,000 and $420,000 respectively for the three and nine months ending September, 30 2008.

SIT pays a monthly management fee to Simclar Interconnect Technologies Limited, a related party to Simclar Group, based on 2% of sales. The purpose of the fee is to support global research and development and sales and marketing management. The charges for the three and nine months ended September 30, 2008 are approximately $198,000 and $712,000 respectively.

The company had a net receivable due from its parent, Simclar Group, certain of its subsidiaries and a related party at September 30, 2008 and December 31, 2007 of approximately $1,915,000 and $905,000 respectively. Amounts receivable accrue interest at the rate of LIBOR plus 1.5%

In connection with the acquisition of the Litton backplane assembly business in February 2006, Simclar Group has provided a guarantee to BoS in respect of loans advanced to Simclar up to a maximum amount of $10,000,000; likewise, Simclar has guaranteed certain Simclar Group loans from BoS also up to a maximum amount of $10,000,000. In both cases this maximum amount reduces, subject to certain ratios of borrowing to EBITDA being achieved.

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

The company will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in other expense. At September 30, 2008, the company had no unrecognized tax benefits.

The company files federal and state income tax returns separately from Simclar Group, and its income tax liability is therefore reflected on a separate return basis.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net income tax payments amounted to approximately $0 and $402,000 respectively for the three months and nine months ended September 30, 2008 and $0 and $300,000 for the comparable 2007 period.

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

We strive to build on our integrated manufacturing capabilities, final system assemblies and testing. The combination of our advanced backplane interconnect solutions with our capabilities to supply printed circuit board (“PCB”) assemblies, metal fabrication, cabling solutions and higher level assemblies provides a valuable one-stop-shop for OEM system design and integration needs. In addition, vertical integration provides us with greater control over quality, delivery and cost. Our products are manufactured to customer specifications for OEMs in a variety of markets including the data processing, telecommunications, instrumentation, and food preparation equipment industries. Following the closure of our North Carolina facility in the first quarter of 2008, the company has four manufacturing plants and numerous sales offices and has approximately 730 employees.

The company has previously reported the problems which came to light beginning late in the second quarter which highlighted significant issues arising as a result of the transfer of our North Carolina sheet metal fabrication business to our Mexican facility, along with significant deficiencies within the Mexican facility’s recently implemented ERP system. A subsequent internal review was performed which comprised a detailed review of the issues and deficiencies that have been highlighted along with a strategic review of the company’s Mexican operations. The key findings were as follows :

▪	Major procurement errors arose with a number of material components being purchased at significantly higher costs compared to both historic and budgeted costs.

▪	The transferred business with its low margins, low volumes and high variations was ill-suited to the Mexican facility, and therefore steps were taken to exit the transferred business.

▪
The significant capital cost of transferring the plastic injection molding business from North Carolina allied to the low margins arising from this business did not align itself with the company’s strategy for its Mexican operations, and accordingly management decided to suspend this transfer and to exit this area of business.

Having identified the problems, the company has been aggressive in implementing corrective actions and has undertaken a fundamental restructuring of the Mexican management team. All senior members of management associated with the deficiencies in the transfer plan have been dismissed and the company is currently in the process of finalizing the completion of a new Mexican management team. Although the charges relating to these issues were largely borne in the second quarter, the extent of the necessary restructuring and corrective actions and the consequent disruption had an adverse impact on the operations of the Mexican production facility in the third quarter, resulting in net sales, below its breakeven level generating pre-tax operating losses of approximately $1.1 million in the 3 months to September 30, 2008.

The company’s newly recruited management team in Mexico, augmented by senior management seconded from within the company and the parent company has implemented the necessary corrective actions and have made significant improvements within the production process. Management anticipate that these improvements will see the Mexican facility return to profitability in the fourth quarter of this year.

Some of the key highlights of the third quarter to be discussed further through this discussion and analysis include:

•
2008 third quarter sales were approximately $20.4 million compared to approximately $33.1 million in the same period in 2007, reflecting significantly reduced sales to our customers within the telecommunication sector, together with the impact of the operational problems within our Mexico facility as discussed above.

•
The company recognized a net loss of $711,101 for the three months ended September 30, 2008, compared to a profit of $415,330 in the same period in 2007. This loss is caused by the reduced level of sales and the operating difficulties within our Mexico facility as discussed above.

•	Reported earnings per share for the quarter ended September 30, 2008 is a loss of $0.11, compared to a profit of $0.06 in the same period in 2007.

•	Management has implemented cost-reduction programs across each of the company’s locations to mitigate the effect of lower sales and reduced margins.

•
Deferred shipments with certain of our key customers led to a higher than expected inventory balance, with inventory turns falling to 4.9 from 5.6 at the end of 2007. The necessity to reduce inventory levels led to the appointment earlier this year of a Procurement Director to oversee and manage the company’s procurement and material control activities. As a result of the initiatives that have been taken in this area, progress is being made, and management expects the financial benefits of this to be seen in future periods.

•
Given the losses that have arisen in the past two quarters and the high level of inventory, it has now been recognized that the voluntary bank term loan repayments which were made by the company in previous periods ($3.5 million since the beginning of 2007), were overly aggressive, and have placed undue pressure on the company’s operating cash flow. Management has addressed this problem with its bankers and has been successful in rescheduling the term loan repayments to later periods.

•
Management continues to address the issues caused by the failure to properly effect the transfer of the North Carolina operations to Mexico. The company retains a current order backlog of approximately $28 million and is committed to taking whatever further steps are necessary in the coming months to return all divisions of the business to profitability.

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

Results of Operations

Three months and nine months ended September 30, 2008

Net Sales (dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

	$20,412	$33,150	$76,957	$101,676

Change from prior year	$(12,738)	$2,496	$(24,719)	$18,800
% change from prior year	-38.4%	8.1%	-24.3%	22.7%

The worsening global economic environment has particularly impacted the telecommunications infrastructure sector which accounts for some 60% of the company’s business, and accounted for approximately $7.5 million of the sales decrease in the quarter compared to the same quarter in 2007. In addition, the production problems experienced in our Mexican facility had an adverse impact on the quarter’s shipments.

Gross Profit (dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Gross profit margin	$1,073	$3,224	$2,546	$12,014

Change from prior year	$(2,151)	$(688)	$(9,468)	$1,537
% change from prior year	-66.7%	-17.6%	-78.8%	14.7%

% of sales	5.3%	9.7%	3.3%	11.8%

The main factors that influence our gross margin percentage are material costs, product mix and plant utilization. The reduced margin reflects both the disruption caused by the corrective actions plan in the Mexico facility, and the effect of the under absorption of fixed production costs caused by the significant reduction in sales in the quarter. While margins are continually under pressure from customer cost reduction programs, the company actively seeks to mitigate the effect through production efficiency improvements and procurement savings.

Selling, General, and Administrative Expenses (dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Selling, general, and administrative expenses	$1,956	$2,232	$6,884	$7,057

Change from prior year	$(276)	$(86)	$(173)	$1,020
% change from prior year	-12.4%	-3.7%	-2.5%	16.9%

% of sales	9.6%	6.7%	8.9%	6.9%

Selling, general, and administrative expenses reduced compared with prior year levels reflecting the benefit of cost reduction plans, although the significant decline in the quarter’s sales results in this expense increasing as a percentage of sales compared to the prior year.

Interest Expense (dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest expense	$297	$404	$969	$1,395

Change from prior year	$(107)	$(119)	$(426)	$110
% change from prior year	-26.5%	-22.8%	-30.5%	8.6%

% of sales	1.5%	1.2%	1.3%	1.4%

The reduction in interest expense in 2008 reflects the fall in lending rates and the reduced level of debt compared to last year. Average debt levels for the three month period ended September 30, 2008 and same period for 2007 were approximately $21.1 million and $24.7 million respectively (including interest bearing debt owed to related parties), while average interest rates in the quarter ended September 30, 2008 were 5.5% compared to 7.5% for the quarter ended September 30, 2007.

(Loss) / Income Before Income Taxes
(dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

(Loss) / Income before taxes	$(1,099)	$627	$(5,100)	$3,676

Change from prior year	$(1,726)	$(405)	$(8,776)	$467
% change from prior year	-275.3%	-39.2%	-238.7%	14.6%

% of sales	-5.4%	1.9%	-6.6%	3.6%

The decrease in income before tax in the third quarter of 2008 compared to the same period in 2007 is due to the losses arising in the company’s Mexican operations, the reduction in margins caused by the significant decline in sales in the quarter, and the under-utilization of production capacity.

Income Tax (Credit) / Expense
(dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income tax (credit) / expense	$(388)	$211	$(1,773)	$1,249

Change from prior year	$(599)	$(203)	$(3,022)	$(46)
% change from prior year	-283.9%	-49.0%	-242.0%	-3.6%

Effective tax rate	35.3%	33.7%	34.8%	34.0%

Income tax credit for the three months ended September 30, 2008 was approximately $388,000, compared to a income tax expense of approximately $211,000 in the same period in 2007. The higher effective tax rate reflects the rebates achieved from state tax.

Liquidity and Capital Resources

Cash and Cash Equivalents
(dollars in thousands)
	September 30, 2008	December 31, 2007

Cash and cash equivalents	$579	$429

Cash and cash equivalents as of September 30, 2008 are broadly in line with balances at December 31, 2007, with cash generated being used to repay debt balances and meet operating costs. Excess liquid funds are invested in short-term, interest-bearing accounts at financial institutions.

Net Cash Provided from Operating Activities
(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007

Net cash provided from operating activities	$192	$7,999

Net cash provided in operating activities for the nine months ended September 30, 2008 was approximately $192,000 compared to approximately $7,999,000 for the same period last year. The main reasons for this significant adverse movement are the net operating loss (adjusted for depreciation) of approximately $1.4 million in the nine month period ended September 30, 2008 compared to net income (adjusted for depreciation) of approximately $4.0 million in the same period in 2007, and the failure to reduce working capital in line with the reduced levels of sales in the period.

Accounts Receivable
(dollars in thousands)
	September 30, 2008	December 31, 2007

Accounts receivable, net	$11,961	$20,805

Average days sales outstanding	42.0	54.9

Accounts receivable at September 30, 2008 decreased by approximately $8.8 million compared to December 31, 2007 due to the lower level of sales in the third quarter of 2008 compared to the higher sales in the fourth quarter of 2007. In the current year, the company has introduced new procedures which continue to help improve the collection of overdue receivables as evidenced by the reduction in average days outstanding.

Inventory
(dollars in thousands)
	September 30, 2008	December 31, 2007

Inventory	$18,992	$21,664

Average inventory turnover	4.9	5.6

Although inventory as of September 30, 2008 decreased by approximately $2.7 million compared to December 31, 2007, average inventory turns in the period reduced to 4.9 from 5.6. This reduction in average turns reflects the significant levels of inventory held for key customers that have failed to take shipments in line with their forecast demand. This unacceptable increase in the company’s working capital requirement is being addressed as a matter of urgency with our customers and our material suppliers, as appropriate. The company has appointed a Procurement Director to oversee and manage its procurement and material control initiatives, with an immediate objective of improving inventory turnover through smaller order quantities, vendor managed inventories, and the active liquidation of excess inventory balances.

Net cash used in investing activities
(dollars in thousands)
	Nine Months Ended September 30,
	2008	2007

Net cash used in investing activities	$(38)	$(1,417)

Investing activities for the nine months ended September 30, 2008 related, in the main, to the installation in Mexico of equipment transferred from our closed facility in North Carolina, offset by proceeds from asset disposals, whilst the investing activities in the comparable period of 2007 included leasehold improvements related to the move of our Missouri facility from Springfield to Ozark.

Net cash used in financing activities
(dollars in thousands)
	Nine Months Ended September 30,
	2008	2007
Net cash used in financing activities	$(23)	$(5,770)

Net cash used in financing activities in the nine months ended September 30, 2008 was approximately $23,000 compared to approximately $5,770,000 in the same period of 2007. This large fluctuation is caused by the 2007 repayment of a $2.5 million balance to our major stockholder in addition to advance bank repayments of $2.0 million.

Our near-term cash requirements are primarily related to funding our operations and servicing the company’s bank debt obligations.  We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facilities are sufficient to fund our operating, investing and financing activities.

In December 2005, we entered into two amended and one new credit facilities with Bank of Scotland (BoS) in Edinburgh, Scotland consisting of:

Borrower	Type of facility	Original amount	Balance at September 30,2008
Simclar, Inc.	Working capital	$7,500,000	$7,524,388

Simclar, Inc.	Term loan – four tranches (see detail of tranches below)	$21,650,000	$10,150,000

Simclar Interconnect Technologies, Inc.	Working Capital	$1,000,000	$1,091,260

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

Interest on the Simclar, Inc. working capital facility accrues at an annual rate equal to LIBOR plus 1.75%, plus an amount, rounded to the nearest eighth of a percent, to cover any increases in certain regulatory costs incurred by the bank. The company may elect to pay interest on advances every one, three or six months, with LIBOR adjusted to correspond to the interest payment period selected by the company. The interest rate for the working capital facility at June 30, 2008 was 5.0% based on the one month election.

Interest on the Simclar Interconnect Technologies, Inc. working capital facility will is a margin over LIBOR determined by a ratio of net borrowings to EBITDA for any given test period. The margin percentage can range from 1.75% to 2.5%. The interest rate for this working capital facility at September 30, 2008 was 5.7%.

The term loan interest is also determined by a margin over LIBOR related to the ratio of net borrowings to EBITDA for any given test period. The margin percentage varies from 1.5% to 3.5%. The term debt interest rate was 4.2% for tranches A and B, 5.7% for tranche C, and 6.7% for tranche D at September 30, 2008 based on the one month election. The term loan is divided into four tranches each with its own specific purpose and repayment schedule as shown in the following table:

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

The weighted average interest rate for the quarter ended September, 30 2008 was 5.5%.

Reference should be made to the company’s annual report on 10-K report for the year ended December 31, 2007 for details of the credit facilities, all of which continue to be effective.

Given the adverse impact on the company’s financial position as a result of the significant losses arising in its Mexico facility in the current year, the company was in breach of various financial covenants at the end of the second and third quarters (EBIT to total interest coverage ratio, trade accounts receivable to net borrowing ratio, and net borrowing to EBITDA ratio), which breaches have since been waived by BoS. In recognition of these factors and the high level of voluntary bank term loan repayments in previous financial periods, BoS agreed to reschedule the term loan repayments of $500,000 due on June 30, 2008 and September 30, 2008 to December 31, 2008, or such later date as agreed before December 31, 2008 between the company and BoS.

Due to the results for the 3 months ended June 30, 2008 being significantly reduced by the exceptional Mexico charges, the company did not satisfy the EBIT to total interest coverage covenant of its debt facilities for that period. Given these particular circumstances, BoS has agreed to waive the facility covenants as at September 30, 2008.

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

Critical Accounting Policies

In preparing its financial statements and accounting for the underlying transactions and balances, the company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the company's annual report on Form 10-K for the year ended December 31, 2007. Preparation of the company's financial statements requires company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, and the differences may be material. For a detailed discussion of the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" contained in the company's annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these accounting policies during the three months ended September 30, 2008. Further, the company may be subject to the recently issued accounting pronouncements outlined in Note 2, to the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and (ii) the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

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

The internal review comprised a detailed review of the issues and deficiencies that had been highlighted along with a strategic review of the company’s Mexican operations, and was completed during the third quarter. The key findings were as follows :

•	Major procurement errors arose with a number of material components being purchased at significantly higher costs compared to both historic and budgeted costs.

•
Early in the internal review it was clear that the transferred business with its low margins, low volumes and high variations was ill-suited to the Mexican facility, and therefore steps have been taken in this quarter to exit this the transferred business.

•
The significant capital cost of transferring the plastic injection molding business from North Carolina allied to the low margins arising from this business did not align itself with the company’s strategy for its Mexican operations, and accordingly management decided to suspend this transfer and to exit this area of business.

As a result of this review and evaluation, management concluded that our disclosure controls and procedures as they existed at June 30, 2008 were not effective, due to a material weakness in internal control over financial reporting.

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

The control deficiencies identified by our management that existed at June 30, 2008, which in combination, resulted in a material weakness, were (a) failure to establish effective system access controls as part of the new ERP system implementation (b) failure to establish effective system controls over standard costing as part of the new ERP system implementation (c) failure of key control processes that allowed material errors to occur and go undetected on a timely basis, and (d) the failure of key management to identify the errors on a timely basis and take appropriate corrective actions. The control deficiencies were determined to be a material weakness due to combined impact of the actual misstatements identified, the potential for additional material misstatements that could have occurred as a result of the deficiencies, and the lack of other mitigating controls. While the misstatements were still ultimately identified by the reporting controls, the company was required to perform a significant internal review to fully identify the weaknesses, resulting in the inability to timely file our report on Form 10-Q for the second quarter of 2008.

However, based upon the changes in internal controls implemented in the third quarter of 2008 as a result of management’s review, which changes are described below, and management’s evaluation of effectiveness of the design and operation of our disclosure controls and procedures after taking such changes into consideration, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in providing reasonable assurance of achieving the objectives that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and (ii) the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2008, there were a number of changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

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

Item 1A. Risk Factors

The following additional risk factor is added to the risk factors previously disclosed in Item 1A to Part 1 our Annual Report on Form 10-K for the year ended December 31, 2007:

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